Form 10-Q
period 1996-09-30
MIDWAY GAMES INC
filed 1996-11-14
CIK 1022080

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                              --------------------------------------------------


                       Commission file number 001-12367
                                              ---------


                               MIDWAY GAMES INC.
                     -------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                          22-2906244
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
 or Organization)                                            Identification No.)


3401 North California Ave., Chicago, IL                             60618
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code  (773) 961-2222
                                                    ----------------------------


                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES           NO    X
                              -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,500,000 shares of common stock, $.01 par value, were outstanding at November 8, 1996.

                               MIDWAY GAMES INC.
                                 -------------

                                     INDEX


                                                                                              PAGE NO.
                                                                                              --------
PART I.   FINANCIAL INFORMATION:
-------

     ITEM 1.        Financial Statements:
     -------        Condensed Statements of Income -
                    Three months ended September 30, 1996 and 1995...................           2

                    Condensed Balance Sheets -
                    September 30, 1996 and June 30, 1996.............................         3-4

                    Condensed Statements of Cash Flows -
                    Three months ended September 30, 1996 and 1995...................           5

                    Notes to Condensed Financial Statements..........................         6-9


  ITEM 2.           Management's Discussion and Analysis of Financial Condition
  -------           and Results of Operations........................................        10-11




PART II.  OTHER INFORMATION:
--------

     ITEM 6.(A)     Exhibits.........................................................           12
     ----------



SIGNATURE............................................................................           13

                               MIDWAY GAMES INC.

                                ---------------

                        CONDENSED STATEMENTS OF INCOME

               (Thousands of dollars, except per share amounts)
                                  (Unaudited)


                                                            Three months ended
                                                               September 30,
                                                         -----------------------
                                                             1996         1995
                                                             ----         ----
                                                         Consolidated   Combined
                                                         ------------   --------
REVENUES
   Home video.............................................  $ 47,554   $ 46,717
   Coin-operated video....................................    18,001     21,221
                                                            --------   --------
Total revenues............................................    65,555     67,938

Cost of sales.............................................    31,175     40,622
                                                            --------   --------
Gross profit..............................................    34,380     27,316

Research and development expense..........................    12,003      5,851
Selling expense...........................................     7,608      7,562
Administrative expense....................................     3,994      2,272
                                                            --------   --------
Operating income..........................................    10,775     11,631

Interest and other income.................................       157       -
Interest expense..........................................    (1,130)       (47)
                                                            --------   --------
Income before tax provision...............................     9,802     11,584
Provision for income taxes................................    (3,725)    (4,414)
                                                            --------   --------
Net income................................................  $  6,077   $  7,170
                                                            ========   ========

Net income per share of common stock......................  $   0.18   $   0.21
                                                            ========   ========
Shares used in calculating per share amounts..............    33,400     33,400
                                                            ========   ========

See notes to condensed financial statements.

                               MIDWAY GAMES INC.

                                 -------------

                           CONDENSED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                   September 30,    June 30,
                                                       1996           1996
                                                       ----           ----
                                                   Consolidated     Combined
                                                   ------------     --------

ASSETS
------
Current assets:
  Cash and cash equivalents.........................  $ 11,858       $  9,199
  Receivables, less allowances of $2,619 and $995...    77,588         48,951
  Inventories, at lower of cost (Fifo) or market:
    Raw materials and work in progress..............    16,203         16,835
    Finished goods..................................     5,070          8,187
                                                      --------       --------
                                                        21,273         25,022

  Other current assets..............................     8,743          5,407
                                                      --------       --------
    Total current assets............................   119,462         88,579

Property and equipment..............................    10,473          9,491
Less: accumulated depreciation......................    (4,126)        (3,564)
                                                      --------       --------
                                                         6,347          5,927

Excess of purchase cost over amount assigned to net
 assets acquired, net of accumulated amortization of
 $2,478 and $2,035...................................   22,322         22,765
Other assets.........................................    1,005            991
                                                      --------       --------
                                                      $149,136       $118,262
                                                      ========       ========




See notes to condensed financial statements.

                               MIDWAY GAMES INC.
                                 -------------

                           CONDENSED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)


                                                  September 30,        June 30,
                                                      1996               1996
                                                      ----               ----
                                                  Consolidated         Combined
                                                  ------------         --------

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable...............................   $  11,201           $ 17,686
  Accrued compensation and related benefits......       5,987              4,849
  Income taxes payable...........................       4,032                --
  Deferred income taxes..........................       1,418              1,400
  Accrued payment on 1996 purchase of Atari
    Games Corporation............................       3,286              3,286
  Dividend notes.................................      50,000             50,000
  Accrued royalties..............................      11,696              6,088
  Advance from WMS Industries Inc................      17,250                --
  Other accrued liabilities......................      20,449             16,888
                                                    ---------           --------
    Total current liabilities....................     125,319            100,197


Long term debt...................................       7,863              7,863
Deferred income taxes............................       2,469              2,794
Other noncurrent liabilities.....................       1,920              1,920


STOCKHOLDER'S EQUITY:
  Stockholder's net investment...................         --               5,488
  Preferred stock, $.01 par value, 5,000,000
   shares authorized.............................         --                 --
  Common stock, $.01 par value, 100,000,000
    shares authorized, 33,400,000 shares
    outstanding..................................         334                --
  Additional paid-in capital.....................       5,154                --
  Retained earnings..............................       6,077                --
                                                    ---------          ---------
    Total stockholder's equity...................      11,565              5,488
                                                    ---------          ---------
                                                    $ 149,136          $ 118,262
                                                    =========          =========



See notes to condensed financial statements.

                               MIDWAY GAMES INC.

                                  ----------

                      CONDENSED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                              Three months ended
                                                                                                 September 30,
                                                                                           -------------------------

                                                                                              1996            1995
                                                                                              ----            ----
                                                                                           Consolidated     Combined
                                                                                           ------------     --------
OPERATING ACTIVITIES:

Net income...........................................................................        $  6,077       $  7,170
Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization...................................................           1,005            634
     Receivables provision...........................................................           1,569          1,307
     Deferred income taxes...........................................................            (307)        (1,013)
     Decrease resulting from changes in operating assets and liabilities.............         (21,953)       (20,642)
                                                                                             --------       --------
Net cash used by operating activities................................................         (13,609)       (12,544)

INVESTING ACTIVITIES:

Purchase of property and equipment...................................................            (982)        (1,049)
                                                                                             --------       --------
Net cash used by investing activities................................................            (982)        (1,049)

FINANCING ACTIVITIES:

Net transactions with WMS Industries Inc.............................................          17,250         14,066
                                                                                             --------       --------
Net cash provided by financing activities............................................          17,250         14,066

Increase in cash and cash equivalents................................................           2,659            473
Cash and cash equivalents at beginning of period.....................................           9,199            -
                                                                                             --------       --------
Cash and cash equivalents at end of period...........................................        $ 11,858       $    473
                                                                                             ========       ========


See notes to condensed financial statements.

                               MIDWAY GAMES INC.

                                 -------------

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   FINANCIAL STATEMENTS
     --------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the combined financial statements and footnotes thereto for the year ended June 30, 1996 included in the Company's Registration Statement on Form S-1.


2.   BASIS OF PRESENTATION
     ---------------------

     Basis of Presentation and Relationship with WMS Industries Inc.

     Since its inception in 1988, Midway Games Inc. ("Midway") has been a wholly-owned subsidiary of WMS Industries Inc. ("WMS") and was the primary subsidiary in which WMS conducts the coin-operated video games business. Subsequent to July 1, 1996, Midway is the only WMS subsidiary in the coin-operated video game business.

     On July 1, 1996 (the "Transfer Date") WMS transferred out of Midway all of the operating assets and liabilities relating to the "Bally(R)" pinball business previously conducted by Midway. On the Transfer Date WMS transferred the coin-operated video game operating assets and liabilities not previously part of Midway from other WMS subsidiaries to Midway. Also on the Transfer Date WMS transferred 100% of the stock of Midway Home Entertainment Inc. (formerly Williams Entertainment Inc.) and Midway Interactive Inc. (formerly Williams Interactive Inc.) to Midway. The aforementioned transfers resulted in WMS concentrating its Video Game Business into Midway and its wholly-owned subsidiaries. WMS's net investment has been reflected as Stockholder's Net Investment in the combined financial statements at June 30, 1996. The aforementioned transfers have been reflected in the financial statements for June 30, 1996 and prior periods, and the revenues and expenses of the Bally pinball business have been excluded from the financial statements.

     The combined financial statements at June 30, 1996 and for the periods ending June 30, 1996 or prior reflect the historical combined financial position and results of operations of the Video Game Business as if the Company operated the Video Games Business under the structure implemented on the Transfer Date. The results of the Video Game Business include the results of Midway Home Entertainment Inc., and the results of Midway Interactive Inc., subsequent to its purchase of Atari Games Corporation ("Atari Games") on March 29, 1996. The Company believes that this is the most meaningful presentation in that it presents on an historical basis the results of operations and financial condition of all of the components of the Video Games Business that the Company owns after giving effect to the structure implemented on the Transfer Date. The financial statements subsequent to July 1, 1996 are presented on a consolidated basis.

     The financial statements include transfers and allocations of costs and expenses from WMS or other WMS subsidiaries primarily for activities relating to the Midway coin-operated video games business. Cost of sales includes material, labor and labor fringes transferred from the other WMS subsidiaries at cost based on the standard cost of material adjusted to estimated actual using engineered bills of material and actual labor with standard labor fringes applied. Cost of sales also includes allocations of manufacturing overhead cost incurred in the production of coin-operated video games for Midway. Research and development expenses includes allocations for certain shared facilities and personnel. Selling and administrative expenses include certain allocations relating to general management, treasury, accounting, human resources, insurance and selling and marketing. These allocations were determined by using various factors such as dollar amount of sales, number of personnel, square feet of building space, estimates of time spent to provide services and other appropriate costing measures. In the opinion of management these transfers of cost of sales and allocations are made on a reasonable basis to properly reflect the share of costs incurred by WMS on behalf of the Company.

     The financial statements may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity.


3.   ACQUISITION
     -----------

     On March 29, 1996, a Midway Games subsidiary acquired all the capital stock of Atari Games Corporation ("Atari Games") from Warner Communications Inc. ("Warner"), a subsidiary of Time Warner Inc.

     The Company is in the process of assimilating parts of the Atari Games business into the Company's similar activities and exiting certain activities. A $4,500,000 liability for exit activities was established on March 29, 1996, the only major component of which was $2,500,000 of employee severance costs. The liability also includes provisions for severance and relocation costs for employees of Atari Games, contractual liabilities, direct exit costs and estimated losses of the two foreign subsidiaries until disposition.

     As of September 30, 1996 costs of $2,928,000 for assimilation and exit activities related to the acquisition of Atari Games have been incurred. Additional costs will continue to be incurred until the sale of the subsidiary in Japan has been completed and the building used for manufacturing in California has been subleased. The timing and outcome of these events will determine the adjustment required, if any, to the liability for exit activities. Subsequent to September 30, 1996 Atari Games completed the sale of its subsidiary in Ireland, the result of which did not require any adjustment to the exit liability.

     Under the terms of the purchase agreement, Warner is required to make an additional cash payment of $3,247,000 to Atari Games in order to increase net current assets to the required amount based upon the Atari Games' final March 29, 1996 balance sheet. A receivable for this amount is included in the condensed balance sheet. The final purchase price has not as yet been accepted by Warner. Any significant change in the exit liability or purchase price would result in an adjustment to negative goodwill.

4.   TRANSACTIONS WITH WMS
     ---------------------

     The Company, except for Atari Games, for the periods included in the financial statements participated in the WMS central cash management system, pursuant to which all cash receipts were transferred to WMS and all cash disbursements were made by WMS. Seasonal cash needs were provided by WMS. After the completion of the Offering (see Note 6) the treasury activities of the Video Games Business will be conducted by the Company.

     During the quarters ended September 30, 1996 and September 30, 1995 one subsidiary that has seasonal cash needs was charged interest at prime and was paid interest at short-term treasury bill rates on the balance of the intercompany amount with WMS. Due to the seasonal cash flows of this subsidiary, the intercompany account with WMS alternated between intercompany accounts payable and receivable. Interest income accrued from WMS and interest expense accrued to WMS was as follows:

                                                 September 30,
                                                1996       1995
                                                ----       ----
                                                 (in thousands)
                                                 --------------
       Interest income                           $ 0        $ 6
       Interest expense                          $94        $77

     Interest expense for the September 30, 1996 quarter also included $764,000 on the $50 million dividend notes accrued at 6%.

     The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $9,362,000 and $12,940,000 in the quarters ended September 30, 1996 and September 30, 1995, respectively. In addition, certain other costs have been allocated to the Company based on various factors noted in Note 2. Charges to the Company from WMS and WMS subsidiaries for the allocations in the quarters ended September 30, 1996 and September 30, 1995 were:

                                                  September 30,
                                                1996       1995
                                                ----       ----
                                                 (in thousands)
                                                 --------------
     Manufacturing overhead                    $1,378      $975
     Research and development expense             183       366
     Selling expense                              498       494
     Administrative expense                     1,034       880

     The Company has entered into a Manufacturing and Services Agreement with WMS under which WMS and its subsidiaries agree to continue performing contract manufacturing for coin-operated video games for Midway and Atari Games as well as providing general management, financial reporting, and treasury services to the Company and general management, accounting, human resources and selling and marketing services to Midway. The Company intends to purchase materials and WMS subsidiaries will manufacture the coin-operated video games charging actual labor with labor fringes and manufacturing overhead allocated. The labor fringes, manufacturing overhead and other services provided will be allocated based on the various factors noted in Note 2 that were used in the financial statements.

5.   AUTHORIZED SHARES
     -----------------

     In October 1996 the Company recapitalized and authorized the shares of preferred and common stock retroactively reflected in the September 30, 1996 consolidated balance sheet. In addition, the financial statements reflect the October 1996 stock split of 33,400 for one.


6.   PUBLIC OFFERING
     ---------------

     On October 30, 1996, the Company successfully completed an initial public offering of 5,100,000 of its common shares at a price of $20.00 per share resulting in net proceeds to the Company of approximately $93,700,000. WMS Industries owns 33,400,000 common shares of the Company representing 86.8% of its outstanding common stock. The dividend notes of $50 million and the advances from WMS of $17,250,000 were paid with the proceeds of the offering.

                               MIDWAY GAMES INC.
                                  -----------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following discussion contains certain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements.

FINANCIAL CONDITION
-------------------

The Company, except for its Atari Games subsidiary, has participated in the WMS central cash management system, pursuant to which all cash receipts were transferred to WMS and all cash disbursements were made by WMS. Seasonal cash needs were provided by WMS. After completion of the Offering, as described in
Note 6 to the condensed financial statements, the Company will conduct its own treasury activities.

During the quarter ended September 30, 1996 and 1995, cash used by operating and investing activities, was $14,591,000 and $13,593,000, respectively, and $17,250,000 and $14,066,000, respectively, was provided by WMS. The $11,858,000 of cash at September 30, 1996 and the $9,199,000 of cash at June 30, 1996 is cash at Atari Games.

Cash provided by operating activities before changes in operating assets and liabilities, was $8,344,000 in the quarter ended September 30, 1996 and $8,098,000 in the quarter ended September 30, 1995.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows, resulted in $21,953,000 of cash outflow in the quarter ended September 30, 1996, compared with $20,642,000 of cash outflow in the quarter ended September 30, 1995, which outflows were primarily due to increased receivables balances, in part offset by higher accounts payable and accruals from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the three months ended September 30, 1996 was $982,000 compared with $1,049,000 for the three months ended September 30, 1995.

During fiscal 1996 the Board of Directors of the Company declared a dividend and the Company issued $50,000,000 of Dividend Notes payable to WMS which bear interest at 6%. The net proceeds of the Offering are approximately $93,700,000 and will be used in part to pay the previously declared $50,000,000 Dividend Notes and all other amounts payable to WMS. The balance of the proceeds will be used for working capital.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain home video game manufacturers that supply the Company require letters of credit for the full purchase price at the time the purchase order is accepted.

The Company has been dependent upon WMS for its cash requirements. The Company has entered into a revolving credit agreement with a bank, subject to certain conditions including completion of the Offering, for the establishment of a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement is for a one-year term and contains usual bank line of credit terms. At September 30, 1996, $12,980,000 of the Company's letters of credit are issued pursuant to a WMS credit facility. These letters of credit will then be transferred to the Company's letter of credit facility. Management believes that cash and cash equivalents, cash flow from operations, cash from the Offering added to working capital and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs, as well as pay any amounts due under the Tradewest and Atari Games acquisition agreements.

RESULTS OF OPERATIONS
---------------------

THREE MONTH ENDED SEPTEMBER 30, 1996 COMPARED WITH
THREE MONTH ENDED SEPTEMBER 30, 1995

Revenues decreased $2,383,000 or 3.5% from $67,938,000 in the quarter ended September 30, 1995 to $65,555,000 in the quarter ended September 30, 1996. Home video revenues increased 1.8% to $47,554,000 in the quarter ended September 30, 1996. Coin-operated video revenues decreased $3,220,000 or 15.2% in the quarter ended September 30, 1996 to $18,001,000.

Gross profit increased $7,064,000 or 25.9% to $34,380,000 (52.4% of revenues) in the quarter ended September 30, 1996 from $27,316,000 (40.2% of revenues) in the quarter ended September 30, 1995. The increase in gross profit and gross profit margin was primarily from lower unit cost of home video games due to contract manufacturing of 16-bit cartridges for the first time.

Research and development expenses increased $6,152,000 or 105.1% from $5,851,000 (8.6% of revenues) in the quarter ended September 30, 1995 to $12,003,000 (18.3% of revenues) in the quarter ended September 30, 1996. The increase is primarily due to including the product development expenses from the Company's subsidiary Atari Games acquired in March 1996.

Administrative expense increased $1,722,000 or 75.8% from $2,272,000 (3.3% of revenues) in the quarter ended September 30, 1995 to $3,994,000 (6.1% of revenues) in the quarter ended September 30, 1996. The increase in administrative expense is primarily due to cost relating to the installation of a new computer system, increased goodwill amortization and administrative expenses of the newly acquired Atari Games.

Operating income in the quarter ended September 30, 1996, after absorbing a $6,152,000 increase in research and development expense which is expected to benefit future periods, decreased $856,000 or 7.4% from $11,631,000 (17.1% of revenues) in the quarter ended September 30, 1995 to $10,775,000 (16.4% of revenues) in the quarter ended September 30, 1996.

Interest expense increased primarily due to interest accrued on the 6% dividend notes and on the Atari Games purchase notes.

Net income decreased $1,093,000 or 15.2% from $7,170,000 in the quarter ended September 30, 1995 to $6,077,000 in the quarter ended September 30, 1996. The decrease in net income was due primarily to lower operating income discussed above and higher interest expense in the quarter ended September 30, 1996.

                                    PART II
                               OTHER INFORMATION


ITEM 6.(A) EXHIBITS
-------------------

Exhibit 27 - Financial Data Schedule

                               MIDWAY GAMES INC.
                                 -------------

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       MIDWAY GAMES INC.
                                       -----------------
                                       (Registrant)



Dated:  November 14, 1996              By:  /s/ Harold H. Bach, Jr.
                                       ----------------------------
                                       Harold H. Bach, Jr.
                                       Executive Vice President-Finance
                                       Principal Financial and
                                       Chief Accounting Officer