Form 10-Q
period 1996-12-31
MIDWAY GAMES INC
filed 1997-02-14
CIK 1022080

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  -----------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1996
                              --------------------------------------------------


                       Commission file number 001-12367
                                              ---------


                                 MIDWAY GAMES INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                 22-2906244
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


3401 North California Ave., Chicago, IL                           60618
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code  (773) 961-2222
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

                                  YES          NO   X
                                     ------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,500,000 shares of common stock, $.01 par value, were outstanding at February 10, 1997.

                               MIDWAY GAMES INC.
                                  ____________

                                     INDEX

                                                                                             PAGE NO
                                                                                             -------
PART I.  FINANCIAL INFORMATION:
-------
  ITEM 1.   FINANCIAL STATEMENTS:
  ------    Condensed Statements of Income -
            Three and six months ended December 31, 1996 and 1995..........                      2

            Condensed Balance Sheets -
            December 31, 1996 and June 30, 1996............................                    3-4

            Condensed Statements of Cash Flows -
            Six months ended December 31, 1996 and 1995....................                      5

            Notes to Condensed Financial Statements........................                    6-9

  ITEM 2.   Management's Discussion and Analysis of Financial Condition
  ------    and Results of Operations......................................                  10-12

PART II.    OTHER INFORMATION:
--------
  ITEM 6.(A) EXHIBITS......................................................                     13
  ----------
SIGNATURE     .............................................................                     14

                               MIDWAY GAMES INC.
                                 _____________

                        CONDENSED STATEMENTS OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                    Three months ended           Six months ended
                                                       December 31,                December 31,
                                                 ------------------------    -------------------------
                                                     1996          1995           1996          1995
                                                     ----          ----           ----          ----
                                                 Consolidated    Combined     Consolidated    Combined
                                                 ------------    --------     ------------    --------
Revenues
  Home video...................................    $ 93,577      $ 72,173       $141,131      $118,890
  Coin-operated video..........................      31,942        16,989         49,943        38,210
                                                   --------      --------       --------      --------
Total revenues.................................     125,519        89,162        191,074       157,100


Cost of sales..................................      70,316        48,547        101,491        89,169
                                                   --------      --------       --------      --------
Gross profit...................................      55,203        40,615         89,583        67,931

Research and development expense...............      14,780         9,541         26,783        15,392
Selling expense................................      12,162         9,723         19,770        17,285
Administrative expense.........................       4,762         2,243          8,756         4,515
                                                   --------      --------       --------      --------
Operating income...............................      23,499        19,108         34,274        30,739

Interest and other income......................       1,723           -            1,880           -
Interest expense...............................        (856)         (372)        (1,986)         (419)
                                                   --------      --------       --------      --------
Income before tax provision....................      24,366        18,736         34,168        30,320
Provision for income taxes.....................      (9,259)       (7,138)       (12,984)      (11,552)
                                                   --------      --------       --------      --------
Net income.....................................    $ 15,107      $ 11,598       $ 21,184      $ 18,768
                                                   ========      ========       ========      ========

Net income per share of common stock...........    $   0.41      $   0.35       $   0.60      $   0.56
                                                   ========      ========       ========      ========

Shares used in calculating per share amounts...      36,800        33,400         35,100        33,400
                                                   ========      ========       ========      ========

See notes to condensed financial statements.

                               MIDWAY GAMES INC.

                            ----------------------

                           CONDENSED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                        December 31,   June 30
                                                                            1996         1996
                                                                            ----         ----
                                                                        Consolidated   Combined
                                                                        ------------   --------
ASSETS
------
Current assets:
    Cash and cash equivalents ......................................      $ 56,232     $  9,199
    Receivables, less allowances of $7,894 and $995 ................       107,981       48,951
    Inventories, at lower of cost (Fifo) or market:
        Raw materials and work in progress .........................        16,113       16,835
        Finished goods .............................................         5,964        8,187
                                                                          --------     --------
                                                                            22,077       25,022
    Deferred income taxes ..........................................         1,980           -
    Other current assets ...........................................         6,114        5,407
                                                                          --------     --------
        Total current assets .......................................       194,384       88,579

Property and equipment .............................................        13,337        9,491
Less: accumulated depreciation ....................................         (4,744)      (3,564)
                                                                          --------     --------
                                                                             8,593        5,927

Excess of purchase cost over amount assigned to net assets
  acquired, net of accumulated amortization of $2,922 and $2,035 ...        48,558       22,765
Other assets .......................................................         1,277          991
                                                                          --------     --------
                                                                          $252,812     $118,262
                                                                          ========     ========


See notes to condensed financial statements.

                               MIDWAY GAMES INC.

                            ----------------------

                           CONDENSED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                        December 31,    June 30,
                                                                            1996          1996
                                                                        ------------    --------
                                                                        Consolidated    Combined
                                                                        ------------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable ...............................................      $ 23,430      $ 17,686
    Accrued compensation and related benefits ......................        10,162         4,849
    Income taxes payable ...........................................        10,447            -
    Deferred income taxes ..........................................            -          1,400
    Accrued payment on 1994 purchase of Tradewest ..................         7,200            -
    Accrued payment on 1996 purchase of Atari Games Corporation ....        11,632         3,286
    Dividend notes .................................................            -         50,000
    Accrued royalties ..............................................        11,796         6,088
    Payable to WMS Industries Inc. .................................        10,354            -
    Other accrued liabilities ......................................        23,816        16,888
                                                                          --------      --------
        Total current liabilities ..................................       108,837       100,197

Long term debt .....................................................         7,863         7,863
Deferred income taxes ..............................................            -          2,794
Accrued payment on 1994 purchase of Tradewest ......................        14,400            -
Other noncurrent liabilities .......................................         1,655         1,920

Stockholders' equity:
    Stockholder's net investment ...................................            -          5,488
    Preferred stock, $.01 par value, 5,000,000 shares authorized ...            -             -
    Common stock, $.01 par value, 100,000,000 shares authorized,
      38,500,000 shares outstanding ................................           385            -
    Additional paid-in capital......................................        98,488            -
    Retained earnings...............................................        21,184            -
                                                                          --------      --------
         Total stockholders' equity.................................       120,057         5,488
                                                                          --------      --------
                                                                          $252,812      $118,262
                                                                          ========      ========


See notes to condensed financial statements.

                               MIDWAY GAMES INC.

                       --------------------------------

                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                           Six months ended
                                                                                             December 31,
                                                                                       ------------------------
                                                                                           1996          1995
                                                                                       ------------    --------
                                                                                       Consolidated    Combined
                                                                                       ------------    --------
Operating activities:
Net income ........................................................................      $ 21,184      $ 18,768
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................         2,067         1,303
    Receivables provision .........................................................         7,249         4,282
    Deferred income taxes .........................................................        (5,015)       (4,196)
    Decrease resulting from changes in operating assets and liabilities ...........       (20,345)      (17,189)
                                                                                         --------      --------
Net cash provided by operating activities .........................................         5,140         2,968

Investing activities:
Purchase of property and equipment ................................................        (1,492)       (1,640)
                                                                                         --------      --------
Net cash used by investing activities .............................................        (1,492)       (1,640)

Financing activities:
Net proceeds from public offering .................................................        93,385            -
Dividend notes paid to WMS Industries Inc. ........................................       (50,000)           -
Net transactions with WMS Industries Inc. .........................................            -          1,073
                                                                                         --------      --------
Net cash provided by financing activities .........................................        43,385         1,073
                                                                                         --------      --------

Increase in cash and cash equivalents .............................................        47,033         2,401
Cash and cash equivalents at beginning of period ..................................         9,199            -
                                                                                         --------      --------
Cash and cash equivalents at end of period ........................................      $ 56,232      $  2,401
                                                                                         ========      ========


See notes to condensed financial statements.

                               MIDWAY GAMES INC.
                                 -------------

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS
     --------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the combined financial statements and footnotes thereto for the year ended June 30, 1996 included in the Company's Registration Statement on Form S-1.


2.   BASIS OF PRESENTATION AND RELATIONSHIP WITH WMS INDUSTRIES INC.
     ---------------------------------------------------------------

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

     As of December 31, 1996 costs of $3,485,000 for assimilation and exit activities related to the acquisition of Atari Games have been incurred. Additional costs will continue to be incurred until the sale of the subsidiary in Japan has been completed. The timing and outcome of this event will determine the adjustment required, if any, to the liability for exit activities. Any change in the exit liability would result in an adjustment to goodwill.

     Under the terms of the purchase agreement, Warner is required and agreed on January 7, 1997 to make an additional cash payment of $1,403,000 to Atari Games in order to increase net current assets to the required amount based upon the Atari Games' final March 29, 1996 balance sheet. A receivable for this amount is included in the condensed balance sheet.

     As of December 31, 1996, $11,632,000 was recorded as accrued additional purchase price under the four year non-recourse promissory note to Warner resulting in recording $5,080,000 of goodwill.

     The April 1994 acquisition of Tradewest provides for additional purchase price payments contingent on the level of subsequent earnings. As a result of the level of home video earnings through December 31, 1996, the maximum additional payment of $7,200,000 due in June 1997 and $14,400,000 due in June 1998 were recorded as of December 31, 1996.

4.  TRANSACTIONS WITH WMS
    ---------------------

     The Company, except for Atari Games, for the periods included in the financial statements participated in the WMS central cash management system, pursuant to which all cash receipts were transferred to WMS and all cash disbursements were made by WMS. Seasonal cash needs were provided by WMS. After the completion of the public offering (see Note 6) the treasury activities of the Video Games Business are being conducted by the Company.

     During the three and six months ended December 31, 1996 and December 31, 1995 one subsidiary that has seasonal cash needs was charged interest at prime and was paid interest at short-term treasury bill rates on the balance of the intercompany amount with WMS. Due to the seasonal cash flows of this subsidiary, the intercompany account with WMS alternated between intercompany accounts payable and receivable. Interest income accrued from WMS and interest expense accrued to WMS was as follows:


                                   Three months ended   Six months ended
                                       December 31,       December 31,
                                      (in thousands)     (in thousands)
                                      --------------     --------------
                                       1996      1995     1996     1995
                                      -----     -----    -----    -----
     Interest income                  $   0     $   0    $   0    $   6
     Interest expense                 $ 123     $ 365    $ 217    $ 442


     Interest expense for the three and six months ended December 31, 1996 also included $272,000 and $1,036,000 on the $50 million dividend notes accrued at 6%.

     The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $21,763,000 and $10,831,000 in the three months ended December 31, 1996 and December 31, 1995, respectively, and $31,125,000 and $23,771,000 in the six months ended December 31, 1996 and December 31, 1995, respectively. In addition, certain other costs have been allocated to the Company based on various factors noted in Note 2. Charges to the Company from WMS and WMS subsidiaries for the allocations in the three and six months ended December 31, 1996 and December 31, 1995 were:

                                        Three months ended   Six months ended
                                            December 31,       December 31,
                                            1996      1995     1996     1995
                                           -----     -----    -----    -----
                                           (in thousands)     (in thousands)
                                           --------------     --------------
     Manufacturing overhead                $2,133    $ 818    $3,511   $1,793
     Research and development expense      $  187    $ 373    $  370   $  739
     Selling expense                       $  606    $ 372    $1,104   $  866
     Administrative expense                $1,171    $ 712    $2,205   $1,592

     The Company has entered into a Manufacturing and Services Agreement with WMS under which WMS and its subsidiaries agree to continue performing contract manufacturing for coin-operated video games for Midway and Atari Games as well as providing general management, financial reporting, and treasury services to the Company and general management, accounting, human resources and selling and marketing services to Midway. The Company intends to purchase materials and WMS subsidiaries will manufacture the coin-operated video games charging actual labor with labor fringes and manufacturing overhead allocated. The labor fringes, manufacturing overhead and other services provided will be allocated based on the various factors noted in Note 2 that are used in the financial statements.

5.  AUTHORIZED SHARES
    -----------------

     In October 1996 the Company recapitalized and authorized 5,000,000 shares of preferred stock and 100,000,000 shares of common stock. In addition, the Company declared in October 1996 a 33,400 for one stock split, reflected retroactively in the determination of net income per share.


6.  PUBLIC OFFERING
    ---------------

     On October 30, 1996, the Company successfully completed an initial public offering of 5,100,000 of its common shares at a price of $20.00 per share resulting in net proceeds to the Company of approximately $93,385,000. WMS Industries owns 33,400,000 common shares of the Company representing 86.8% of its outstanding common stock. The dividend notes payable to WMS of $50 million and all advances from WMS then outstanding were paid with the proceeds of the offering.

                               MIDWAY GAMES INC.

                               -----------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following discussion contains certain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements.

FINANCIAL CONDITION
-------------------

On November 4, 1996 the Company received net proceeds of $93,385,000 (after deducting all cost of issuing the stock) from the initial public offering of 5,100,000 shares of common stock.

Prior to the initial public offering, the Company, except for its Atari Games subsidiary, has participated in the WMS central cash management system, pursuant to which all cash receipts were transferred to WMS and all cash disbursements were made by WMS. Seasonal cash needs were provided by WMS. Shortly after the initial public offering the Company established its own cash management system and will no longer rely on WMS for its seasonal cash needs.

During the six months ended December 31, 1996 and 1995, cash provided by operating, investing and financing activities was $47,033,000 and $2,401,000, respectively.

Cash provided by operating activities before changes in operating assets and liabilities, was $25,485,000 in the six months ended December 31, 1996 and $20,157,000 in the six months ended December 31, 1995.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows, resulted in $20,345,000 of cash outflow in the six months ended December 31, 1996, compared with $17,189,000 of cash outflow in the six months ended December 31, 1995, which outflows were primarily due to increased receivables balances, in part offset by higher accounts payable and accruals from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the six months ended December 31, 1996 was $1,492,000 compared with $1,640,000 for the six months ended December 31, 1995.

During fiscal 1996 the Board of Directors of the Company declared a dividend and the Company issued $50,000,000 of Dividend Notes payable to WMS which bear interest at 6%. The dividend notes and accrued interest were paid from the proceeds of the initial public offering.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain home video game manufacturers that supply the Company require letters of credit for the full purchase price at the time the purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement is for a one-year term and contains usual bank line of credit terms. There were no borrowings under the revolving credit line at December 31, 1996. At December 31, 1996, $9,751,000 of the Company's letters of credit are issued pursuant to the letter of credit line. Management believes that cash and cash equivalents, cash flow from operations, and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs, as well as pay any amounts due under the Tradewest and Atari Games acquisition agreements.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 1995

Revenues increased $36,357,000 or 40.8% from $89,162,000 in the quarter ended December 31, 1995 to $125,519,000 in the quarter ended December 31, 1996. Home video revenues increased 29.7% to $93,577,000 in the quarter ended December 31, 1996. Coin-operated video revenues increased $14,953,000 or 88% in the quarter ended December 31, 1996 to $31,942,000. The increase in home video revenues are due to a higher number of units shipped primarily due to an increase in the number of titles sold and an expanded consumer base due to the growth in the installed base of next generation platforms. In the three months ended December 31, 1996, approximately 75% of the Company's home video game sales were for the next generation platforms. The increased coin-operated revenues were primarily from increased unit shipments of the newest games Cruisin' World and San Francisco Rush.

Gross profit increased $14,588,000 or 35.9% to $55,203,000 (44.0% of revenues) in the quarter ended December 31, 1996 from $40,615,000 (45.6% of revenues) in
the quarter ended December 31, 1995.   The increase in gross profit was
primarily from increased revenues as discussed above and the decrease in gross profit margin percentage resulted from an increase in the percentage of coin-operated video revenues in total revenues.

Research and development expenses increased $5,239,000 or 54.9% from $9,541,000 (10.7% of revenues) in the quarter ended December 31, 1995 to $14,780,000 (11.8% of revenues) in the quarter ended December 31, 1996. The increase is primarily due to including the product development expenses from the Company's subsidiary Atari Games acquired in March 1996.

Selling expense increased $2,439,000 or 25.1% from $9,723,000 (10.9% of revenues) in the quarter ended December 31, 1995 to $12,162,000 (9.7% of revenues) in the quarter ended December 31, 1996. The increase was primarily due to increased advertising and promotion costs to support the increased home video game sales.

Administrative expense increased $2,519,000 from $2,243,000 (2.5% of revenues) in the quarter ended December 31, 1995 to $4,762,000 (3.8% of revenues) in the quarter ended December 31, 1996. The increase in administrative expense is primarily due to cost relating to the installation of a new computer system, increased goodwill amortization and administrative expenses of the newly acquired Atari Games.

Operating income in the quarter ended December 31, 1996, after absorbing a $5,239,000 increase in research and development expense which is expected to benefit future periods, increased $4,391,000 or 23% from $19,108,000 (21.4% of revenues) in the quarter ended December 31, 1995 to $23,499,000 (18.7% of revenues) in the quarter ended December 31, 1996. The increase in operating income results primarily from increased revenues noted above.

Interest and other income was $1,723,000 in the quarter ended December 31, 1996 compared to none in the quarter ended December 31, 1995. The current year amount includes approximately $900,000 in a litigation settlement and the balance is primarily from interest income on cash equivalents.

Interest expense increased primarily due to interest accrued on the 6% dividend notes and on the Atari Games purchase notes.

Net income increased $3,509,000 or 30.3%, from $11,598,000 in the quarter ended December 31, 1995 to $15,107,000 in the quarter ended December 31, 1996. The increase in net income was due primarily to higher operating income in the quarter ended December 31, 1996 as discussed above.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 1995

Revenues increased $33,974,000 or 21.6% from $157,100,000 in the six months ended December 31, 1995 to $191,074,000 in the six months ended December 31, 1996. Home video revenues increased $22,241,000 or 18.7% in the six months ended December 31, 1996 to $141,131,000. Coin-operated video revenues increased $11,733,000 or 30.7% in the six months ended December 31, 1996 to $49,943,000.
The increase in the home video game revenues results from the significant increase in the sale of next generation video game units in the quarter ended December 31, 1996 and the increase in coin-operated video revenue results from the successful introduction of two new coin-operated video games in the quarter ended December 31, 1996.

Gross profit increased $21,652,000 or 31.9% to $89,583,000 (46.9% of revenues) in the six months ended December 31, 1996 from $67,931,000 (43.2% of revenues) in the six months ended December 31, 1995. The increase in gross profit was primarily from increased revenues and lower unit cost of home video games due to contract manufacturing of 16-bit cartridges for the first time and the increase in the gross profit margin percentage was primarily due to the lower unit cost of 16-bit cartridges.

Research and development expenses increased $11,391,000 or 74.0% from $15,392,000 (9.8% of revenues) in the six months ended December 31, 1995 to $26,783,000 (14% of revenues) in the six months ended December 31, 1996. The increase is primarily due to including the product development expenses from the Company's subsidiary Atari Games acquired in March 1996.

Selling expense as a percentage of revenues decreased to 10.3% in the six months ended December 31, 1996 from 11% in the six months ended December 31, 1995 notwithstanding the $2,485,000 increase in advertising and promotion of home video games.

Administrative expense increased $4,241,000 from $4,515,000 (2.9% of revenues) in the six months ended December 31, 1995 to $8,756,000 (4.6% of revenues) in the six months ended December 31, 1996. The increase in administrative expense is primarily due to cost relating to the installation of a new computer system, increased goodwill amortization and administrative expenses of the newly acquired Atari Games.

Operating income in the six months ended December 31, 1996, after absorbing an $11,391,000 increase in research and development expense which is expected to benefit future periods, increased $3,535,000 or 11.5% from $30,739,000 (19.6% of revenues) in the six months ended December 31, 1995 to $34,274,000 (17.9% of revenues) in the six months ended December 31, 1996. The increase in operating income results primarily from increased revenues noted above.

Interest and other income was $1,880,000 in the six months ended December 31, 1996 compared to none in the six months ended December 31, 1995. The current year amount includes approximately $900,000 in a litigation settlement and the balance is primarily from interest income on cash equivalents.

Interest expense increased primarily due to interest accrued on the 6% dividend notes and on the Atari Games purchase notes.

Net income increased $2,416,000 or 12.9% from $18,768,000 in the six months ended December 31, 1995 to $21,184,000 in the six months ended December 31, 1996. The increase in net income was due primarily to higher operating income in the six months ended December 31, 1996 as discussed above.

                                    PART II
                               OTHER INFORMATION


ITEM 6.(A) EXHIBITS
-------------------

Exhibit 27 - Financial Data Schedule

                               MIDWAY GAMES INC.

                               -----------------

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                   MIDWAY GAMES INC.
                                   -----------------
                                   (Registrant)



Dated:  February 14, 1997          By:  /S/ Harold H. Bach, Jr.
                                   ----------------------------
                                   Harold H. Bach, Jr.
                                   Executive Vice President-Finance
                                   Principal Financial and
                                   Chief Accounting Officer