Form 10-Q
period 1997-03-31
MIDWAY GAMES INC
filed 1997-05-12
CIK 1022080

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                                ------------------------------------------------


                       Commission file number 001-12367
                                              ---------


                                    MIDWAY GAMES, INC.
                 ------------------------------------------------------
                 (Exact Name of Registrant as Specified in Its Charter)

           Delaware                               22-2906244
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)


3401 North California Ave., Chicago, IL                     60618
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code  (773) 961-2222
                                                    ---------------------------


                                      N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X   NO
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,500,000 shares of common stock, $.01 par value, were outstanding at May 8, 1997.

                               MIDWAY GAMES INC.
                                 ____________

                                     INDEX

                                                                                   PAGE NO
                                                                                   -------
Part I.  Financial Information:
-------
  Item 1.      Financial Statements:
  -------
               Condensed Statements of Income -
               Three and nine months ended March 31, 1997 and 1996..............          2

               Condensed Balance Sheets -
               March 31, 1997 and June 30, 1996.................................        3-4

               Condensed Statements of Cash Flows -
               Nine months ended March 31, 1997 and 1996........................          5

               Notes to Condensed Financial Statements..........................        6-9

  Item 2.      Management's Discussion and Analysis of Financial Condition
  -------      and Results of Operations........................................      10-12

Part II.  Other Information:
--------

  Item 6.(a)   Exhibits.........................................................         13
  ----------

Signature.......................................................................         14

                               MIDWAY GAMES INC.
                                 _____________

                        CONDENSED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)

                                                    Three months ended                   Nine months ended
                                                       March 31,                              March 31,
                                                 ---------------------------       -------------------------------

                                                      1997           1996              1997                1996
                                                  Consolidated     Combined        Consolidated           Combined
                                                  ------------     --------        ------------         ----------
Revenues
  Home video..................................     $45,472         $22,092         $ 186,603            $ 140,982
  Coin-operated video.........................      53,588          20,983           103,531               59,193
                                                   -------         -------         ---------            ---------
Total revenues................................      99,060          43,075           290,134              200,175

Cost of sales.................................      63,403          23,516           164,894              112,685
                                                   -------         -------         ---------            ---------
Gross profit..................................      35,657          19,559           125,240               87,490

Research and development expense..............      13,208           5,459            39,991               20,851
Selling expense...............................       7,054           2,115            26,824               19,400
Administrative expense........................       5,672           2,176            14,428                6,691
                                                   -------         -------         ---------            ---------
Operating income..............................       9,723           9,809            43,997               40,548

Interest and other income.....................         981             286             2,861                   39
Interest expense..............................        (358)             -             (2,344)                (172)
                                                   -------         -------         ---------            ---------
Income before tax provision...................      10,346          10,095            44,514               40,415
Provision for income taxes....................      (3,931)         (3,846)          (16,915)             (15,398)
                                                   -------         -------         ---------            ---------
Net income....................................     $ 6,415         $ 6,249         $  27,599            $  25,017
                                                   =======         =======         =========            =========

Net income per share of common stock..........     $  0.17         $  0.19         $    0.76            $    0.75
                                                   =======         =======         =========            =========
Shares used in calculating per share amounts..      38,500          33,400            36,233               33,400
                                                   =======         =======         =========            =========

See notes to condensed financial statements.

                               MIDWAY GAMES INC.
                                 _____________

                           CONDENSED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                           March 31,   June 30,
                                                             1997        1996
                                                         ------------  --------
                                                         Consolidated  Combined
                                                         ------------  --------
ASSETS
------
Current assets:
  Cash and cash equivalents..............................  $ 63,588    $  9,199
  Receivables, less allowances of $9,340 and $995........    63,643      48,951
  Inventories, at lower of cost (Fifo) or market:
    Raw materials and work in progress...................    22,734      16,835
    Finished goods.......................................    10,878       8,187
                                                           --------    --------
                                                             33,612      25,022
  Deferred income taxes..................................     5,618         -
  Receivable from WMS Industries Inc.....................     2,294         -
  Other current assets...................................     5,287       5,407
                                                           --------    --------
    Total current assets.................................   174,042      88,579

Property and equipment...................................    13,319       9,491
Less: accumulated depreciation...........................    (5,365)     (3,564)
                                                           --------    --------
                                                              7,954       5,927

Excess of purchase cost over amount assigned to net
 assets acquired, net of accumulated amortization of
 $3,869 and $2,035.......................................    50,131      22,765
Other assets.............................................     1,070         991
                                                           --------    --------
                                                           $233,197    $118,262
                                                           ========    ========

See notes to condensed financial statements.

                               MIDWAY GAMES INC.
                                 _____________

                           CONDENSED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                            March 31,   June 30,
                                                              1997        1996
                                                          ------------  --------
                                                          Consolidated  Combined
                                                          ------------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable........................................  $ 30,930    $ 17,686
  Accrued compensation and related benefits...............    11,758       4,849
  Income taxes payable....................................     3,287         -
  Deferred income taxes...................................       -         1,400
  Accrued payment on 1994 purchase of Tradewest...........     7,200         -
  Note payable on 1996 purchase of Atari Games Corporation     8,953       3,286
  Dividend notes..........................................       -        50,000
  Accrued royalties.......................................     9,738       6,088
  Other accrued liabilities...............................    10,941      16,888
  Long-term debt due within one year......................     7,863         -
                                                            --------    --------
     Total current liabilities............................    90,670     100,197

Long-term debt............................................                 7,863
Deferred income taxes.....................................       -         2,794
Accrued payment on 1994 purchase of Tradewest.............    14,400         -
Other noncurrent liabilities..............................     1,655       1,920

Stockholders' equity:
  Stockholder's net investment............................       -         5,488
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized............................................       -           -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 38,500,000 shares outstanding.............       385         -
  Additional paid-in capital..............................    98,488         -
  Retained earnings.......................................    27,599         -
                                                            --------    --------
     Total stockholders' equity...........................   126,472       5,488
                                                            --------    --------
                                                            $233,197    $118,262
                                                            ========    ========

See notes to condensed financial statements.

                               MIDWAY GAMES INC.
                                ---------

                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                              Nine months ended
                                                                                                  March 31,
                                                                                         ---------------------------

                                                                                             1997            1996
                                                                                         ------------     ----------
                                                                                         Consolidated      Combined
                                                                                         ------------     ----------
Operating activities:
Net income..........................................................................     $    27,599      $   25,017
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................           3,635           2,037
   Receivables provision............................................................          10,719           3,318
   Deferred income taxes............................................................          (8,653)         (3,016)
   Decrease resulting from changes in operating assets and liabilities..............         (15,623)         (1,895)
                                                                                         -----------      ----------
Net cash provided by operating activities...........................................          17,677          25,461

Investing activities:
Purchase of property and equipment..................................................          (1,474)         (2,217)
Cash acquired in acquisition of Atari Games Corporation, net of cash used...........               -           7,996
                                                                                         -----------      ----------
Net cash provided (used) by investing activities....................................          (1,474)          5,779

Financing activities:
Net proceeds from public offering...................................................          93,385               -
Dividend notes paid to WMS Industries Inc...........................................         (50,000)              -
Payment on note payable from the purchase of Atari Games Corporation ...............          (5,199)              -
Net transactions with WMS Industries Inc............................................               -         (20,422)
                                                                                         -----------      ----------
Net cash provided (used) by financing activities....................................          38,186         (20,422)
                                                                                         -----------      ----------


Increase in cash and cash equivalents...............................................          54,389          10,818
Cash and cash equivalents at beginning of period....................................           9,199               -
                                                                                         -----------      ----------
Cash and cash equivalents at end of period..........................................     $    63,588      $   10,818
                                                                                         ===========      ==========

See notes to condensed financial statements.

                               MIDWAY GAMES INC.
                                   --------

                     NOTES CONDENSED FINANCIAL STATEMENTS


1.  Financial Statements
    --------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the combined financial statements and footnotes thereto for the year ended June 30, 1996 included in the Company's Registration Statement on Form S-1.

2.   Basis of Presentation and Relationship with WMS Industries Inc.
     ---------------------------------------------------------------

     Since its inception in 1988, Midway Games Inc. ("Midway") has been a wholly-owned subsidiary of WMS Industries Inc. ("WMS") and was the primary subsidiary in which WMS conducted the coin-operated video games business. Subsequent to July 1, 1996, Midway is the only WMS subsidiary in the coin-operated video games business.

     On July 1, 1996 (the "Transfer Date") WMS transferred out of Midway all of the operating assets and liabilities relating to the "Bally(R)" pinball business previously conducted by Midway. On the Transfer Date WMS transferred the coin-operated video game operating assets and liabilities not previously part of Midway from other WMS subsidiaries to Midway. Also on the Transfer Date WMS transferred 100% of the stock of Midway Home Entertainment Inc. (formerly Williams Entertainment Inc.) and Midway Interactive Inc. (formerly Williams Interactive Inc.) to Midway. The aforementioned transfers resulted in WMS concentrating its "Video Game Business" into Midway and its wholly-owned subsidiaries. WMS's net investment has been reflected as Stockholder's Net Investment in the combined financial statements at June 30, 1996. The aforementioned transfers have been reflected in the financial statements for June 30, 1996 and prior periods, and the revenues and expenses of the Bally pinball business have been excluded from the financial statements.

     The combined financial statements at June 30, 1996 and for the periods ending June 30, 1996 or prior reflect the historical combined financial position and results of operations of the Video Game Business as if the Company operated the Video Games Business under the structure implemented on the Transfer Date. The results of the Video Game Business include the results of Midway Home Entertainment Inc., and the results of Midway Interactive Inc., subsequent to its purchase of Atari Games Corporation on March 29, 1996. The Company believes that this is the most meaningful presentation in that it presents on a historical basis the results of operations and financial condition of all of the components of the Video Games Business that the Company owns after giving effect to the structure implemented on the Transfer Date. The financial statements subsequent to July 1, 1996 are presented on a consolidated basis.

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

     The Company has been assimilating parts of the Atari Games business into the Company's similar activities and exiting certain activities. A $4,500,000 liability for assimilation and exit activities was established on March 29, 1996, the only major component of which was $2,500,000 of employee severance costs. The liability also includes provisions for severance and relocation costs for employees of Atari Games, contractual liabilities, direct exit costs and estimated losses of the two foreign subsidiaries until disposition. As of March 31, 1997 costs of $4,229,000 for assimilation and exit activities related to the acquisition of Atari Games have been incurred. Substantially all exit activities have taken place as of March 31, 1997 and no adjustment of the liability for exit activities is required.

     As of March 31, 1997, the entire amount of $14,152,000 being accrued based on a percentage of Atari Games gross profit was recorded under the four year non-recourse promissory note to Warner resulting in recording $7,600,000 of goodwill.

     The April 1994 acquisition of Tradewest provides for additional purchase price payments contingent on the level of subsequent earnings. As a result of the recent level of home video earnings, the maximum additional payment of $7,200,000 due in June 1997 and $14,400,000 due in June 1998 were recorded as of December 31, 1996.

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

     During the four months ended October 31, 1996 and the three and nine months ended March 31, 1996 one subsidiary that has seasonal cash needs was charged interest at prime and was paid interest at short-term treasury bill rates on the balance of the intercompany amount with WMS. Due to the seasonal cash flows of this subsidiary, the intercompany account with WMS alternated between intercompany accounts payable and receivable. Interest income accrued from WMS and interest expense accrued to WMS was as follows:

                                   Three months ended   Nine months ended
                                        March 31,           March 31,
                                     (in thousands)      (in thousands)
                                      ------------        ------------
                                      1997    1996        1997    1996
                                      ----    ----        ----    ----
     Interest income                    -     $264        $  0    $270
     Interest expense                   -        0         217     442

     Interest expense for the nine months ended March 31, 1997 also included $1,036,000 on the $50 million dividend notes accrued at 6% through October 30, 1996.

     The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $31,854,000 and $12,832,000 in the three months ended March 31, 1997 and March 31, 1996, respectively, and $59,577,000 and $36,603,000 in the nine months ended March 31, 1997 and March 31, 1996, respectively. In addition, certain other costs have been allocated to the Company based on various factors noted in Note 2. Charges to the Company from WMS and WMS subsidiaries for the allocations in the three and nine months ended March 31, 1997 and March 31, 1996 were:


                                   Three months ended     Nine months ended
                                        March 31,              March 31,
                                      1997    1996           1997    1996
                                      ----    ----           ----    ----
                                     (in thousands)         (in thousands)
                                      ------------           ------------
     Manufacturing overhead        $1,382      $1,062     $4,254     $2,855
     Research and development
      expense                         189         376        559      1,115
     Selling expense                  913         464      2,017      1,330
     Administrative expense         1,434         587      3,397      2,179

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

7.   Subsequent Event
     ----------------

     On April 15, 1997 the Company entered into an agreement with Warner and prepaid, at a discount, the $16,816,000 unpaid balance of promissory notes due to Warner that were issued in the purchase of Atari Games. The discount resulted in an after tax extraordinary gain from early extinguishment of debt of $3,044,000, $.08 per share, to be recorded in the fourth quarter of fiscal 1997.

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

During the nine months ended March 31, 1997 and 1996, cash provided by operating, investing and financing activities was $54,389,000 and $10,818,000, respectively.

Cash provided by operating activities before changes in operating assets and liabilities, was $33,300,000 in the nine months ended March 31, 1997 and $27,356,000 in the nine months ended March 31, 1996.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows, resulted in $15,623,000 of cash outflow in the nine months ended March 31, 1997, compared with $1,895,000 of cash outflow in the nine months ended March 31, 1996, which outflows were primarily due to increased receivables and inventory, in part offset by higher accounts payable and accruals from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the nine months ended March 31, 1997 was $1,474,000 compared with $2,217,000 for the nine months ended March 31, 1996.

During fiscal 1996 the Board of Directors of the Company declared a dividend and the Company issued $50,000,000 of Dividend Notes payable to WMS with interest at 6%. The dividend notes and accrued interest were paid from the proceeds of the initial public offering.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain home video game manufacturers that supply the Company require letters of credit for the full purchase price at the time the purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement is for a one-year term and contains usual bank line of credit terms. There were no borrowings under the revolving credit line at March 31, 1997. At March 31, 1997, $18,649,000 of the Company's letters of credit are issued pursuant to the letter of credit line. Management believes that cash and cash equivalents, cash flow from operations, and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs, as well as pay any amounts due under the Tradewest and Atari Games acquisition agreements.

Results of Operations
---------------------

Three Months Ended March 31, 1997 Compared With
Three Months Ended March 31, 1996

Revenues increased $55,985,000 or 130.0% from $43,075,000 in the quarter ended March 31, 1996 to $99,060,000 in the quarter ended March 31, 1997. Home video revenues increased 105.8% to $45,472,000 in the quarter ended March 31, 1997. Coin-operated video game revenues increased $32,605,000 or 155.4% in the quarter ended March 31, 1997 to $53,588,000. The home video revenues for the March 31, 1996 quarter included $10,000,000 in licensing revenues. The increase in home video revenues are due to a higher number of units shipped primarily due to an increase in the number of titles sold and an expanded consumer base due to the growth in the installed base of next generation platforms. In the three months ended March 31, 1997, approximately 90% of the Company's home video game sales were for the next generation platforms. The increased coin-operated video game revenues were primarily from shipments of the newest games Cruis'n World and San Francisco Rush.

Gross profit increased $16,098,000, or 82.3% to $35,657,000 (36.0% of revenues)
in the quarter ended March 31, 1997 from $19,559,000 (45.4% of revenues) in the quarter ended March 31, 1996. The increase in gross profit was primarily from increased revenues as discussed above. The gross profit margin percentage in the quarter ended March 31, 1996 excluding the $7,698,000 gross profit relating to the $10,000,000 of licensing revenues was 35.9% of adjusted revenues.

Research and development expenses increased $7,749,000 or 141.9% from $5,459,000 (12.7% of revenues) in the quarter ended March 31, 1996 to $13,208,000 (13.3% of revenues) in the quarter ended March 31, 1997. The increase is primarily due to including the product development expenses from the Company's subsidiary Atari Games acquired in March 1996.

Selling expense increased $4,939,000 from $2,115,000 (4.9% of revenues) in the quarter ended March 31, 1996 to $7,054,000 (7.1% of revenues) in the quarter ended March 31, 1997. The increase was primarily due to increased advertising and promotion costs to support the increased coin-operated and home video game sales.

Administrative expense increased $3,496,000 from $2,176,000 (5.1% of revenues) in the quarter ended March 31, 1996 to $5,672,000 (5.7% of revenues) in the quarter ended March 31, 1997. The increase in administrative expense is primarily due to increased goodwill amortization and depreciation, public company expenses and the administrative expenses of Atari Games acquired in March 1996.

Operating income in the quarter ended March 31, 1997, after absorbing a $7,749,000 increase in research and development expense which is expected to benefit future periods, decreased $86,000 or .9% from $9,809,000 (22.8% of revenues) in the quarter ended March 31, 1996 to $9,723,000 (9.8% of revenues) in the quarter ended March 31, 1997. Excluding the $7,135,000 effect on the March 31, 1996 quarter operating income from the $10,000,000 in licensing revenues, operating income increased $7,049,000.

Interest and other income was $981,000 in the quarter ended March 31, 1997 compared to $286,000 in the quarter ended March 31, 1996. The increase is primarily from interest income on a higher level of cash and cash equivalents.

Interest expense was primarily due to interest accrued on the Atari Games purchase notes.

Net income increased $166,000 or 2.7% from $6,249,000, $.19 per share, in the quarter ended March 31, 1996 to $6,415,000, $.17 per share, in the quarter ended March 31, 1997. Net income for the three months ended March 31, 1996 included $4,318,000, $.13 per share, from the $10,000,000 of licensing revenues as discussed above. After excluding the net income from the licensing revenue, net income increased from $.06 per share to $.17 per share notwithstanding that the number of shares used in calculating per share earnings increased by 15% to 38,500,000 in the March 31, 1997 quarter from 33,400,000 in the March 31, 1996 quarter because of 5,100,000 shares of common stock sold in the October 30, 1996 public offering.

Results of Operations
---------------------

Nine Months Ended March 31, 1997 Compared With
Nine Months Ended March 31, 1996

Revenues increased $89,959,000 or 44.9% from $200,175,000 in the nine months ended March 31, 1996 to $290,134,000 in the nine months ended March 31, 1997. Home video revenues increased $45,621,000 or 32.4% in the nine months ended March 31, 1997 to $186,603,000. Coin-operated video revenues increased $44,338,000 or 74.9% in the nine months ended March 31, 1997 to $103,531,000.
The increase in the home video game revenues results from the significant increase in sales of next generation video game units. The increased coin-operated video game revenues were primarily from shipments of the newest games Cruis'n World, San Francisco Rush and Touchmaster.

Gross profit increased $37,750,000 or 43.1% to $125,240,000 (43.2% of revenues)
in the nine months ended March 31, 1997 from $87,490,000 (43.7% of revenues) in the nine months ended March 31, 1996. The increase in gross profit was primarily from increased revenues. Gross profit margin percentage decreased slightly as compared to the nine months ended March 31, 1996 primarily due to $7,698,000 of gross profit on the $10,000,000 in licensing revenues in the March 1996 period increased the prior quarter margin percentage by 1.7%.

Research and development expenses increased $19,140,000 or 91.8% from $20,851,000 (10.4% of revenues) in the nine months ended March 31, 1996 to $39,991,000 (13.8% of revenues) in the nine months ended March 31, 1997. The increase is primarily due to including the product development expenses from the Company's subsidiary Atari Games acquired in March 1996.

Selling expense as a percentage of revenues decreased to 9.2% in the nine months ended March 31, 1997 from 9.7% in the nine months ended March 31, 1996.

Administrative expense increased $7,737,000 from $6,691,000 (3.3% of revenues) in the nine months ended March 31, 1996 to $14,428,000 (5.0% of revenues) in the nine months ended March 31, 1997. The increase in administrative expense is primarily due to costs relating to the installation of a new computer system, increased goodwill amortization and depreciation, public company expenses and the administrative expenses of Atari Games acquired in March 1996.

Operating income in the nine months ended March 31, 1997, after absorbing a $19,140,000 increase in research and development expense which is expected to benefit future periods, increased $3,449,000 or 8.5% from $40,548,000 (20.3% of revenues) in the nine months ended March 31, 1996 to $43,997,000 (15.2% of revenues) in the nine months ended March 31, 1997. The increase in operating income results primarily from increased revenues noted above. Excluding the $7,135,000 effect on the March 1996 period operating income from the $10,000,000 in licensing revenues, operating margin percentage would have been 17.6%.

Interest and other income was $2,861,000 in the nine months ended March 31, 1997 compared to $39,000 in the nine months ended March 31, 1996. The current year amount includes approximately $900,000 in a litigation settlement and the balance is primarily from increased interest income on cash and cash equivalents.

Interest expense increased primarily due to interest paid to WMS on the 6% dividend notes and to Warner on the Atari Games purchase notes.

Net income increased $2,582,000 or 10.3% from $25,017,000, $.75 per share, in the nine months ended March 31, 1996 to $27,599,000, $.76 per share, in the nine months ended March 31, 1997. The increase in net income was due primarily to higher operating income in the nine months ended March 31, 1997 as discussed above. Net income for the nine months ended March 31, 1996 included $4,318,000, $.13 per share, from the $10,000,000 of licensing revenues discussed above. After excluding the net income from the licensing revenues net income increased from $.62 per share to $.76 per share notwithstanding that the number of shares used in calculating per share earnings increased by 8.5% to 36,233,000 in the nine months ended March 31, 1997 from 33,400,000 in the nine months ended March 31, 1996 because of 5,100,000 shares of common stock sold in the October 30, 1996 public offering.

                                    PART II
                               OTHER INFORMATION


Item 6.(a) Exhibits
-------------------

Exhibit 27 - Financial Data Schedule

                               MIDWAY GAMES INC.
                                  ----------

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                             MIDWAY GAMES INC.
                                             -----------------
                                             (Registrant)



Dated:  May 9, 1997                          By:  /S/ Harold H. Bach, Jr.
                                             ----------------------------
                                             Harold H. Bach, Jr.
                                             Executive Vice President-Finance
                                             Principal Financial and
                                             Chief Accounting Officer