Form 10-K405
period 1997-06-30
MIDWAY GAMES INC
filed 1997-09-26
CIK 1022080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 1-12367

                               MIDWAY GAMES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        22-2906244
        (State or other jurisdiction                           (I.R.S. Employer
      of incorporation or organization)                     Identification Number)
        3401 NORTH CALIFORNIA AVENUE                                 60618
              CHICAGO, ILLINOIS                                   (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (773) 961-2222
                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
             -------------------                             ---------------------
        Common Stock, $.01 par value                        New York Stock Exchange
Stock Purchase Rights pursuant to Stockholder               New York Stock Exchange
               Rights Agreement

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 5,037,000 shares of Common Stock held by non-affiliates of the registrant on September 22, 1997 was $129,702,750. On such date, the closing price of the Common Stock on the New York Stock Exchange, Inc. was $25.75 per share and the number of shares of Common Stock outstanding was 38,500,000 shares.

            DOCUMENTS INCORPORATED BY REFERENCE:                  PART
            ------------------------------------                  ----
Annual Report to Stockholders of Registrant for the fiscal
  year ended June 30, 1997..................................    I, II, IV

================================================================================

                                     PART I

     This Annual Report on Form 10-K contains forward looking information and describes the beliefs of Midway Games Inc. (the "Company" or "Midway") concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: financial strength of the amusement games industry, the ability of the Company to develop new technologies on a timely basis and to design, introduce and market successful new game titles, the level of consumer spending for such games, the success of planned advertising, marketing and promotional campaigns, the introduction of new dedicated platforms as well as the items set forth under "Item 1. Business -- Factors Affecting Future Performance." The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under "Item 1. Business -- The Company," "-- Business" and "-- Factors Affecting Future Performance" contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report").

ITEM 1. BUSINESS

                                  THE COMPANY

     Midway is a leading designer, publisher and marketer of interactive entertainment software played in both the coin-operated and home markets. Since the late 1970s, Midway has released many of the industry's leading games, including Mortal Kombat (which line of games has sold over 14 million copies in the home market), Cruis'n USA, Cruis'n World, NBA Jam, Joust, Defender, Pacman and Space Invaders, and, through its recently acquired Atari Games Corporation subsidiary ("Atari Games"), such leading games as San Francisco Rush Extreme Racing, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, Area 51, Gauntlet, Centipede, Asteroids and Pong. Midway's games are generally available for play on all major dedicated home video game platforms, including those of Nintendo, Sony and Sega, and personal computers.

     On October 29, 1996, the Company completed an initial public offering of 5,100,000 shares of common stock, par value $.01 per share (the "Common Stock"), for $20.00 per share (the "Offering"). As of September 22, 1997, the Company had 38,500,000 shares outstanding of which WMS Industries Inc. ("WMS") owned 33,400,000 shares, representing approximately 86.8% of the outstanding shares of Common Stock.

     On August 11, 1997, WMS announced that it would distribute on a pro rata basis to its stockholders all of the Company's Common Stock owned by WMS (the "Distribution"). Midway and WMS believe that the Distribution will, among other things, provide greater liquidity for the Common Stock, reduce regulatory burdens and risks imposed on Midway arising from the gaming business of WMS Gaming Inc. (a wholly-owned subsidiary of WMS) and enhance stockholder value by permitting each company to develop its individual strengths and pursue opportunities appropriate to its own future growth. The consummation of the Distribution is subject to, among other things, the receipt of a ruling from the Internal Revenue Service that the Distribution will be tax free to WMS and its stockholders.

     Prior to the Offering, the Company was a wholly-owned subsidiary of WMS. WMS is a leading designer, manufacturer and marketer of coin-operated pinball and novelty games and gaming equipment. WMS continues to provide certain management, administrative, sales, marketing, accounting and information services to the Company and acts as a contract manufacturer for the Company's coin-operated games. See "Item 13. Certain Relationships and Related Transactions." Prior to the Offering, the Company also conducted certain aspects of the pinball operations of WMS' amusement games business, which operations were transferred to another subsidiary of WMS and the results of which are not included in the Company's results of operations. See Note 3 to the Company's financial statements contained in the 1997 Annual Report.

     The Company is a Delaware corporation formed in July 1988. Its address is 3401 North California Avenue, Chicago, Illinois 60618, and its telephone number is (773) 961-2222.

                               ------------------

     Midway(R) is a registered trademark of the Company. With the exception of trademarks licensed from third parties, titles to all of the Company's games referred to in this Report on Form 10-K are either registered trademarks of the Company or the subject of pending trademark applications. Nintendo, Super Nintendo Entertainment System, Game Boy, and Nintendo 64 and N64 are trademarks of Nintendo of America, Inc. Sega, Genesis, Game Gear and Saturn are trademarks of Sega Enterprises, Ltd. Sony and PlayStation are trademarks of Sony Computer Entertainment Inc. This Annual Report on Form 10-K includes trademarks other than those identified in this paragraph. The use of any such trademark herein is in an editorial form only, and to the benefit of the owner thereof, with no intention of infringement of the trademark.

                               ------------------

                             FINANCIAL INFORMATION

     The Company reports financial information with respect to its video games in two product categories: coin-operated video games and home video games. Financial information with respect to the Company's products is set forth on the Company's statement of income contained in the Company's financial statements in the 1997 Annual Report which information is incorporated by reference herein.

                               INDUSTRY OVERVIEW

GENERAL

     Video games are sold in two primary formats -- coin-operated games distributed to arcades and route operators and home games for dedicated hardware platforms (Nintendo, Sony and Sega), portable game systems (Nintendo's Game Boy and Sega's Game Gear), and personal computers distributed to mass merchandisers, national and regional retailers, discount store chains, video rental retailers and entertainment software distributors. A successful video game may present the opportunity to exploit ancillary rights such as film, television and merchandising rights. The primary groups that play video games are male teenagers and young adults.

     The video game business has undergone significant consolidation in recent years, and the Company believes that significant barriers to entry into the video game business exist that make it difficult for new entrants to succeed. The video game business requires specialized creative talent capable of utilizing the sophisticated technological tools required to design the complex video games that characterize the business today. The cost of developing video games is high and likely to increase as technology continues to evolve. In the home video game business, distribution channels are dominated by a select group of companies, and access to retail shelf space is a significant competitive factor.

COIN-OPERATED GAMES

     Coin-operated video games utilize specialized technology and hardware platforms that permit greater design flexibility than dedicated home platforms, which are limited by the design specifications of the particular platform. Coin-operated video games are manufactured in self-contained cabinetry containing large video screens that display the game. Multiple players can play the same game simultaneously, and games are generally designed to permit the players to play against each other, in addition to being able to play against the game itself. Most coin-operated video games cost 50c to play a game of approximately two minutes in duration. New technologies employed in the manufacturing of coin-operated video games utilize advanced video platforms in which digital images are mapped to computer generated polygons that allow for the creation of three-dimensional graphic images.

     Coin-operated games are sold through distributors to two primary customers -- arcades and route operators. The distributors typically provide product warranties to their customers and receive a price allowance from the manufacturer to cover warranty claims. A typical arcade is located in a shopping mall and operates numerous types of games, including video, pinball, novelty and redemption games. An arcade will often purchase multiple units of the most popular games. Route operators purchase coin-operated video games and provide the games on a revenue sharing basis to various establishments, such as restaurants, taverns, convenience stores and movie theaters, which typically install only a few games and only rarely lease multiple units of the same games for a particular location. The Company estimates that sales to route operators generally comprise between 45% and 50% of the coin-operated video game market.

     After introduction, a coin-operated video game will generally experience a product life cycle for a manufacturer of one to two years, although sales are generally concentrated in the first six to eight months after introduction.

     Coin-operated games are distributed throughout North America, Europe, and to a lesser extent to Australia and countries in Asia and South America. The Company believes that the market for coin-operated video games, particularly in the United States, is mature and stable and is unlikely to experience significant growth in the near-term. Growth in international markets may occur, if at all, in emerging markets rather than developed countries where the coin-operated video game market is also mature. The Company believes that Japan is the second largest market for coin-operated video games after the United States. However, United States manufacturers of coin-operated games have not as yet achieved meaningful sales in the Japanese market.

HOME GAMES

     Like coin-operated video games, interactive software programs for the home allow the consumer to participate actively in the outcome of the game. The interactive software publishing business involves the creation or acquisition of titles or intellectual property rights, the development of interactive software products based on these titles or rights, and the publication, marketing, merchandising, distribution and licensing of the resulting software products. This process in general involves converting software created for the coin-operated version of a game into software for use on the multiple platforms on which home games are released, or creating original games for release into the home market. The business is highly dependent on consumer tastes and preferences and on the commercial success of the hardware platforms for which the software is produced. The principal types of interactive hardware platforms are dedicated game systems, such as those manufactured by Nintendo, Sony and Sega, portable game systems and personal computers.

     Dedicated Platforms. Historically, no hardware platform or system has achieved long-term dominance in the interactive entertainment market. In 1986 and 1987 Nintendo and Sega, respectively, introduced 8-bit video game systems that, compared to existing personal computers available at the time, were low in price, easy to use and had sophisticated audio-video capabilities. In late 1989, Sega began shipping its Genesis system, a more-powerful 16-bit video game system. In August 1991, Nintendo introduced its 16-bit Super Nintendo Entertainment System. Sega and Sony each began distribution of their next generation 32-bit hardware systems (named Saturn and PlayStation, respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995, and Sony commenced shipping the PlayStation in North America in September 1995. Nintendo shipped its 64-bit Nintendo 64 system in Japan in June 1996 and in North America in September 1996. By June 1997, the installed base of the Nintendo 64 system, Saturn system and the PlayStation system in the United States was approximately 3.1 million units,
1.1 million units and 3.7 million units, respectively. The Company believes that content providers with demonstrated capability for developing successful games will be in a position to develop games for whichever platforms achieve significant consumer acceptance.

     Previously, most software products for dedicated platforms were sold in cartridge form. However, compact discs have become increasingly popular because they have substantially lower manufacturing costs than games in cartridge form. The newer Sony Playstation and Sega Saturn platforms are based on CD-ROM technology. However, the 64-bit Nintendo 64 system continues to utilize software products in cartridge form.

     Portable Game Systems. Nintendo's release in 1989 of the Game Boy, a battery-operated, hand-held interactive entertainment system incorporating an 8-bit microprocessor, revolutionized the hand-held game machine market. Previously, the only hand-held systems available were dedicated to a single game. Sega's color Game Gear hand-held system, released in 1991, competes directly with the Nintendo Game Boy. The market for video games on these platforms has declined in recent years and today does not comprise a material component of the video game business.

     Personal Computer Software. The introduction of faster microprocessors, graphics accelerator chips, high density disk drives, enhanced operating systems, and increases in memory and processing power have facilitated the development of more cost-effective, graphically oriented and user-friendly personal computer software. As personal computers have become more powerful, less expensive and easier to use, their use in both the home and business environments has expanded, resulting in increased demand for a wide variety of software products, including video games.

     New Technologies. Recent advances in digital processing, data storage, graphics, data compression and communications technologies have made possible a new range of interactive software products and services. A number of companies are developing technologies to permit the broadcast of interactive entertainment services directly via satellite, fiber optic cables, and telephone and cable television lines. Many companies are also developing on-line interactive games and interactive networks for playing video games.

                                    BUSINESS

GENERAL

     Midway is a leading designer, publisher and marketer of interactive entertainment software played in both the coin-operated and home markets. Since the late 1970s, Midway has released many of the industry's leading games including Mortal Kombat (which line of games has sold over 14 million copies in the home market), Cruis'n USA, Cruis'n World, NBA Jam, Joust, Defender, Pacman and Space Invaders, and, through its recently acquired Atari Games subsidiary, such leading games as San Francisco Rush Extreme Racing, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, Area 51, Gauntlet, Centipede, Asteroids and Pong. Midway's games are generally available for play on all major dedicated home video game platforms, including those of Nintendo, Sony and Sega, and personal computers.

     Midway began publishing home video games based on its own coin-operated video games in September 1995 with the introduction of Mortal Kombat 3, the best selling home video game in the United States in 1995 according to TRSTS reports. Prior to that time, Midway had granted Acclaim Entertainment the right to publish home versions of most coin-operated video games released by Midway for a modest royalty. In preparation for the end of this arrangement and to maximize profitability, Midway developed and implemented a new strategy to begin to publish home versions of its coin-operated video games and expand the number of its coin-operated and home video game releases. As part of this strategy, in April 1994 Midway acquired Tradewest (as defined), a home video game development and distribution business, and in March 1996 Midway acquired Atari Games, a designer, publisher and marketer of interactive entertainment software. Midway also significantly increased its research and development expenditures to $55.9 million in fiscal 1997, up from $32.5 million in fiscal 1996. In fiscal 1997, Midway released seven coin-operated video games and published 15 home video games compared to five new coin-operated video games and ten new video home games in fiscal 1996.

     Midway's coin-operated video games are primarily sold through a worldwide network of distributors who in turn sell or lease such games directly to arcades and route operators. The Company currently markets and sells dedicated platform versions of its home video games in North America through a combination of direct sales by Midway's internal sales staff and independent sales representatives. Midway's principal customers for its home video games are mass merchandisers such as Toys-R-Us, Wal-Mart and Best Buy, national and regional retailers, discount store chains, video rental retailers and entertainment software distributors.

STRATEGY

     Midway's business strategy is based upon the following:

     - CREATE PORTFOLIO OF EXCITING GAMES -- The key to success in the video game business is to produce games that are the most fun and exciting to play, which requires the creative talents of experienced game designers. Midway employs over 300 game design personnel organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. Midway believes that this environment, together with a compensation structure that rewards design teams for the success of their games and a policy of providing design teams substantial independence and flexibility, enables Midway to attract and retain the best game designers in the industry. The design teams are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. Midway produces games in the action, simulation, adventure and sports categories.

     - EXPLOIT COIN-OPERATED PROVING GROUND -- Midway generally develops its video games for initial release in the coin-operated market. To be successful, a coin-operated video game must be action packed and fun, and provide enough excitement to encourage players to play such game repeatedly. Midway considers coin-operated video games that sell at least 5,000 units and home games that sell at least 100,000 units per dedicated platform to be successful games. Midway's experience has been that a successful coin-operated game is almost always a success in the home market. Each of the coin-operated video games released by Midway in the past four years which has sold at least 5,000 units has then sold at least 100,000 units for each major dedicated platform on which it was released in the home market. The significant benefits realized by Midway from this strategic approach are that (i) the results achieved in the initial coin-operated release are a meaningful indicator of the success the game might realize in the home market and help to determine the strategy which Midway will follow in releasing the game in the home market, (ii) the knowledge that a particular coin-operated video game is popular with consumers allows Midway to maximize profitability through simultaneous publication across multiple home platforms thereby spreading developmental, advertising and promotional costs over a greater number of units and (iii) a successful coin-operated game promotes sales for subsequent home versions of the game among the players exposed to the game in arcades and other coin-operated venues.

     - MAINTAIN PLATFORM INDEPENDENCE -- Midway develops games for all major dedicated home platforms (Nintendo, Sony and Sega) as well as for the personal computer. Midway is a leading developer of video games for the next generation of 32-and 64-bit game platforms which are currently being marketed by hardware manufacturers. According to TRSTS reports for fiscal 1997, the Company was ranked fourth among 62 companies in sales of 32- and 64-bit home video games. In August 1996, the Company ranked seventh in sales for these platforms. In fiscal 1997, Midway released more games on the new Nintendo 64 platform than any developer other than Nintendo itself. Because it produces video games for multiple platforms, Midway is not dependent on any particular game platform. Midway believes that, as a result of its relationships with the major home platform manufacturers, its game development expertise and its strategy of investing in advanced technology, it is well positioned for the rapid technological evolution that characterizes the home video game market.

     - EXPLOIT FRANCHISE AND LIBRARY VALUE -- Midway seeks to exploit its franchise properties such as Mortal Kombat. Midway has released four different coin-operated games under the Mortal Kombat title and published or licensed home versions of each of those games. Midway has also licensed two film adaptations of Mortal Kombat and granted merchandising licenses in the toy, clothing, comic book, strategy guide and other product lines. In fiscal 1997, Midway released two additional Mortal Kombat home games, Ultimate Mortal Kombat 3 and Mortal Kombat Trilogy. An animated television series based on Mortal Kombat began airing in the fall of 1996, and a sequel to the movie version of Mortal Kombat is scheduled to be released in the fall of 1997. Midway also seeks to utilize its large library of video games to release "arcade classics" and updated versions of such classics. For the home market in fiscal 1997, Midway released two collections of arcade classic games and Robotron X, a new version of a classic arcade game.

     - DEVELOP MULTI-SITE GAME PLAYING NETWORK -- Midway is testing its own proprietary multi-player interactive video game playing network technology known as Wavenet, allowing players to play against others located at remote coin-operated locations. This technology has consistently resulted in greater player utilization and profitability of games. As new on-line interactive formats develop for game playing, such as over the Internet or other networks, Midway intends to create a competitive advantage by exploiting its developing multi-player network technology.

     - INVEST IN ADVANCED TECHNOLOGY -- Midway has developed its own proprietary hardware and software for creating digitally texture mapped polygon images, which enable it to produce games with state-of-the-art visual simulations at cost levels that are attractive to Midway's customers. Midway has also created proprietary tools to facilitate the development of new products, the transfer of game features from one product to another and the transfer of existing products to additional hardware platforms. Midway believes its proprietary hardware and software have helped it to achieve and sustain a reputation for developing high quality products and to position itself for involvement in evolving technologies.

RECENT ACQUISITIONS

     Tradewest. In April 1994, the Company acquired the operating assets and business of three commonly owned companies: Tradewest, Inc., Tradewest International, Inc., and The Leland Corporation (collectively

"Tradewest"). Tradewest was engaged in the business of developing, publishing and distributing home games for use on all major dedicated platform hardware systems and on personal computers. The purchase price for the assets acquired was set at five times the average annual pre-tax income of the acquired business during the four year period commencing May 1, 1994 with a minimum purchase price of $14.1 million, which was paid at the closing, and a maximum additional payment of $36.0 million during the four-year earn-out period. Based upon the earnings during the first three years of the earn-out period, the Company has paid an aggregate sum of $21.6 million as additional purchase price and has accrued the final $14.4 million due in June 1998.

     Atari Games. In March 1996, the Company expanded its game development capacity and library of video games through the acquisition by the Company's wholly-owned subsidiary, Midway Interactive Inc. ("Midway Interactive"), of all of the outstanding capital stock of Atari Games from Warner Communications Inc. ("Warner"), a subsidiary of Time Warner Inc. Atari Games, based in Milpitas, California, is also engaged in the business of developing, manufacturing, licensing, publishing and distributing coin-operated video games and interactive entertainment software for use in the home on all major dedicated platform hardware systems and on personal computers. The purchase of Atari Games included the right to use the Atari name in connection with coin-operated games, but not home games. The right to use the Atari name for home games is held by Atari Corp., a corporation unrelated to Warner or the Company.

NEW PRODUCT DEVELOPMENT

     The Company's goal is to produce video games that are action packed and fun, and provide enough excitement to encourage players of a coin-operated version to play such game repeatedly. The Company's game design personnel are organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The lead designers manage the work of the other team members and are responsible for the overall design of the game. Ideas for new games generally originate with the Company's lead designers. The Company also evaluates coin-operated games designed by others with a view toward obtaining licenses authorizing it to manufacture and sell such games. Each concept, whether from the Company's designers or from third parties, is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits in the Company's general strategy and profitability objectives. The Company produces games in the action, simulation, adventure and sports categories.

     The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. The Company believes that this environment, together with a compensation structure that rewards design teams for the success of their games and a policy of providing design teams substantial independence and flexibility, enables the Company to attract and retain game designers that are among the best in the industry.

     The designers are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. The Company has developed and maintains a substantial library of proprietary software and development tools, including animation and digitally texture mapped polygon images that are used primarily in game products. Use of these tools streamlines the development process, allowing members of the development team to focus their efforts on the play and simulation aspects of the product under development. The Company has also developed software tools to expedite conversion of software from one hardware format to another and provide sound and special visual effects. The Company continually creates new software and development tools and refines and upgrades its existing tools.

     Development of a new coin-operated video game generally takes 18 months or longer, and typically involves the expenditure of substantial funds, including development, testing and sampling costs. The Company believes that the basic development costs of a coin-operated game can exceed $1.0 million and, depending on the specific hardware and software requirements, may cost up to $3.5 million per game. Because of changing technology during the past few years, both the time and cost to develop games have increased during the same period. Conversion of a coin-operated game to a home game usually takes six to 12 months, which period may overlap with the development period of the coin-operated version of the game. The

Company utilizes both independent third parties and its own personnel to convert coin-operated games to home games. Converters are compensated in a variety of methods, including through participation in the success of the particular game. The Company is generally obligated to submit new games to the dedicated platform manufacturers for approval prior to development and/or manufacturing. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable dedicated platforms.

     The Company is testing its own proprietary multi-player interactive video game playing network known as Wavenet, allowing players to play against others located at remote coin-operated locations. Such tests indicate that this technology consistently resulted in greater player utilization and profitability.

     During the fiscal years ended June 30, 1997, 1996 and 1995, approximately $56.0 million, $32.5 million and $14.7 million, respectively, were expended on research and development. Certain features of the Company's products are protected by patents, trademarks and copyrights. The Company is both a licensor and licensee of these proprietary rights.

     Under the Company's arrangements with GT Interactive, the Company and GT Interactive share equally the cost to develop personal computer CD-ROM versions of those of the Company's video games that GT Interactive elects to release to the home market.

     From time to time, the Company has also purchased distribution rights to certain games under development by third parties for various home video game platforms and personal computers. Certain of these games are sequels to games which have previously been successfully released. Recent games acquired in this fashion include Gex 2 and Pandemonium 2 for PlayStation and personal computers, and Top Gear Rally for Nintendo 64. The Company also from time to time obtains the right to adapt games owned by third parties from one platform to another, where it believes that success on the original platform suggests a probability of success on the other platform. Recent rights acquired in this fashion include the adaptations of Quake and Gex 2 to Nintendo 64.

     The Company endeavors to comply with the rules established by a domestic ratings board voluntarily established by the home game industry and certain foreign countries' ratings boards and properly displays the ratings received for its products. The Company believes that ratings as to the violence contained in home games will not have an adverse effect upon the Company so long as such ratings are consistently applied throughout the industry.

PRODUCTS

     Coin-Operated Games. The Company is one of the leading developers and marketers of coin-operated video games, having released since the late 1970s such titles as Mortal Kombat, Cruis'n USA, Cruis'n World, NBA Jam, Terminator 2, Joust, Robotron: 2084, Ms. Pacman, Defender, Pacman and Space Invaders, and, through its recently acquired Atari Games subsidiary, such titles as San Francisco Rush Extreme Racing, Area 51, Primal Rage, Hard Drivin, Gauntlet, Centipede, Missile Command, Break Out, Asteroids and Pong. In the first quarter of fiscal 1998, the Company expects to release two new coin-operated video games: Mortal Kombat 4 in 3-D and Off Road Challenge. In fiscal 1997, the Company released seven new coin-operated video games: Maximum Force, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, San Francisco Rush Extreme Racing, Mace--The Dark Age, Rampage World Tour, Cruis'n World and War Gods. During fiscal 1996, five coin-operated video games were introduced under the Midway name: Ultimate Mortal Kombat 3, NBA Hangtime, Killer Instinct 2, Wrestlemania and Open Ice, and Atari Games released one coin-operated video game called Area
51. Also during fiscal 1996, the Company introduced TouchMaster, a touchscreen countertop game containing multiple game options which the Company continued to sell through fiscal 1997 and which is being updated and reintroduced in the first quarter of fiscal 1998.

     At the March 1997 Amusement Showcase International, Play Meter Magazine named Cruis'n USA the Best Dedicated Video Game and Area 51 Best Video Kit. At the March 1996 Amusement Operators Expo, Play Meter Magazine named Cruis'n USA the Best Dedicated Video Game and Mortal Kombat 3 the Best Video Game Conversion Kit. Additionally, in 1996 the Company received the American Amusement

Machine Association's ("AAMA") award for Manufacturer of the Year. Two of Midway's video games were awarded Silver and Gold Sales Achievement Awards during fiscal 1997. Midway's Mortal Kombat 3 coin-operated video game conversion kit was awarded the AAMA Diamond Sales Achievement Award -- the highest category of award presented in any given year -- and several of the Company's other games won Platinum and Gold sales awards in 1996. At the September 1996 Amusement and Music Operators Association ("AMOA") trade show, Cruis'n USA was named Most Innovative Dedicated Video Game for the second year in a row, Area 51 was named Most Innovative Conversion Kit and Cruis'n World received an award for Best New Equipment among all forms of coin-operated amusement games. Midway coin-operated video games have received three of five nominations for Most Played Video Game (Dedicated) to be decided at the Fall 1997 AMOA trade show.

     Coin-operated games are sold to distributors at prices ranging from $3,000 to $15,000. The Company also manufactures kits which can be used by the operator to convert an existing coin-operated cabinet to a new release. The kits are sold at prices ranging from $1,000 to $3,000.

     Home Games. In fiscal 1998, the Company expects to release approximately 21 home game titles, including Mortal Kombat 4, Mortal Kombat Mythologies:
Sub-Zero, Top Gear Rally, The NHL & NHLPA Present Wayne Gretzky's 3D Hockey '98, San Francisco Rush Extreme Racing, Rampage World Tour, Mace -- The Dark Age, Gex 2 and Pandemonium 2. The fiscal 1997 home game product line featured 15 titles, including Ultimate Mortal Kombat 3, Mortal Kombat Trilogy, NBA Hangtime, Doom 64, Final Doom, War Gods, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, Area 51 and two collections of arcade classics. During fiscal 1996, the Company published eight video games for the home market, including Mortal Kombat 3 and two games developed by Atari Games and released after its acquisition by the Company. Most titles are published in multiple versions, each of which is designed for a specific dedicated platform. However, certain new games featuring advanced three-dimensional graphics can only be played on the next generation platforms.

     Most of the Company's home games have suggested retail prices ranging from $44.95 to $79.95.

                         1997 MIDWAY HOME GAME RELEASES

     The following table sets forth the games that were released by the Company and the platforms on which they can be used in the home market, directly or under licensing arrangements, during fiscal 1997:

                      GAME                          CATEGORY                PLATFORM(S)
                      ----                          --------                -----------


Arcades Greatest Hits*..........................    Classic     Super Nintendo Entertainment System
                                                                Genesis
                                                                Saturn
Arcades Greatest Hits -- Atari Collection 1*....    Classic     PlayStation
                                                                Saturn
Area 51*........................................    Action      PlayStation
                                                                Saturn
                                                                Personal Computer
Doom 64.........................................    Action      Nintendo 64
Final Doom......................................    Action      PlayStation
The NHLPA & NHL Present Wayne Gretzky's 3D
  Hockey*.......................................    Sports      Nintendo 64
Mortal Kombat Trilogy*..........................    Action      Nintendo 64
                                                                PlayStation
Ms. Pacman*.....................................    Classic     Super Nintendo Entertainment System

                           GAME                               CATEGORY                   PLATFORM(S)
-----------------------------------------------------------  -----------  ------------------------------------------
SystemPlayStationGenesisOpen Ice*..........................      Sports   PlayStation
                                                                          Personal Computer
Return Fire................................................      Action   Personal Computer
Robotron X*................................................      Action   PlayStation
                                                                          Personal Computer
TMEK*......................................................      Action   Personal Computer
Ultimate Mortal Kombat 3*..................................      Action   Super Nintendo Entertainment System
                                                                          Genesis
War Gods*..................................................      Action   Nintendo 64
                                                                          PlayStation
                                                                          Personal Computer

-------------------------
* Based upon one or more previously released coin-operated games.

                         1996 MIDWAY HOME GAME RELEASES

     The following table sets forth the games that were released by the Company (including games released by Atari Games after its acquisition by the Company) and the platforms on which they can be used in the home market, directly or under licensing arrangements, during fiscal 1996:

                    GAME                          CATEGORY                 PLATFORM(S)
                    ----                          --------                 -----------


Arcades Greatest Hits*.......................    Classic       PlayStation
Doom.........................................    Action        Super Nintendo Entertainment System
Doom Special PlayStation Edition.............    Action        PlayStation
The Getaway*.................................    Action        Game Boy
Island Casino................................    Simulation    Personal Computer
Mortal Kombat 3*.............................    Action        Super Nintendo Entertainment System
                                                               Game Boy
                                                               PlayStation
                                                               Genesis
                                                               Personal Computer
Primal Rage*.................................    Action        Saturn
Return Fire..................................    Action        PlayStation
Ultimate Mortal Kombat 3*....................    Action        Saturn
Williams Arcade Classics*....................    Classic       Personal Computer

-------------------------
* Based upon one or more previously released coin-operated games.

     In fiscal 1996, Atari Games released five home video games prior to its acquisition by the Company.

MARKETING AND DISTRIBUTION

     Coin-Operated Games. Coin-operated video games are sold under the Midway and Atari trademarks. Coin-operated video games are marketed primarily through approximately 63 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of the Company's coin-operated video games also to distribute games produced by other manufacturers.

     Coin-operated games are marketed through trade shows, promotional videotapes and advertising in trade publications. The Company maintains separate sales and marketing teams for its Midway and Atari product lines.

     Export sales of coin-operated games, primarily to Western Europe, were approximately $62.4 million (16.1% of revenues) for the fiscal year ended June 30, 1997 compared with $25.3 million (10.3% of revenues) for the fiscal year ended June 30, 1996 and $40.0 million (22.2% of revenues) for the fiscal year ended June 30, 1995. Substantially all foreign sales are made in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. The Company believes that while the loss of a single distributor could temporarily affect the distribution of a particular model, it would not have a material adverse effect on the business of the Company. In any such event, the Company believes it could make arrangements with alternate distributors for the distribution of the Company's coin-operated games.

     Home Games. Commencing with the Company's fall 1996 product line, all newly released home video games are marketed under the Midway trademark. Prior to that time, the Company's home video games had been marketed under the Williams and Tradewest trademarks and Atari Games home games had been marketed under the Tengen and Time Warner Interactive trademarks.

     The Company began to publish home video games based on its own coin-operated video games in September 1995 with the introduction of Mortal Kombat 3, the best selling home video game in the United States in 1995. Prior to that time, the Company had granted Acclaim Entertainment the right to publish home video game versions of most coin-operated video games released by the Company. In fiscal 1997, Midway released 15 home video games.

     Home games are marketed in the United States through the Company's internal sales staff and through independent sales representatives to approximately 15,000 stores domestically, including mass merchandisers, national and regional retailers, discount store chains, video rental retailers and entertainment software distributors.

     The Company's marketing activities include television and print advertising, retail store promotions, direct mailings and user support programs. The Company also utilizes a store-oriented marketing approach which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. The Company's sales literature, which features advance information on new products, encourages potential users to purchase the Company's products at their local retail outlets, creating retail demand for new products before their release. The Company provides technical support for its home products through its customer support department, which is staffed by personnel trained to respond to customer inquiries.

     The Company's principal customers for its home video games are mass merchandisers such as Toys-R-Us, Wal-Mart and Best Buy. Sales to Toys-R-Us in fiscal 1997 represented 18.5% of total home video game revenues compared to 20.1% of total home video game revenues in fiscal 1996. It is customary for the sales representatives and the distributors of the Company's home games who are assigned specific territories to also distribute games produced by other manufacturers. The Company exploits the worldwide markets for these games through direct distribution channels and market licensing agreements. These distribution efforts are supported by marketing programs which emphasize product awareness, brand recognition, dealer merchandising opportunities and established personality endorsements.

     The Company has also entered into strategic relationships for the distribution of home games. In December 1994, the Company appointed GT Interactive as distributor of certain of its games as adapted for personal computers worldwide. In March 1995, the Company also appointed GT Interactive as an international distributor (excluding the U.S., Canada and Mexico) of certain of the Company's domestically distributed home video games on several of the next generation platforms, such as Sega Saturn, Nintendo 64 and Sony PlayStation. The Company's personal computer and platform game distribution agreements with GT Interactive expire in March 2000 and June 2001, respectively, subject to various conditions under which each agreement may be extended if licensing fees remain unrecouped. Games optioned under these agreements are licensed for varying terms. In March 1996, the Company entered into agreements with GT Interactive with respect to games developed by Atari Games, which agreements contain similar expiration and renewal provisions as the other agreements. Licensing fees under the Atari Games agreements are recoupable in certain circumstances from royalties payable under the other agreements.

     Pursuant to the agreements with GT Interactive described above, GT Interactive has paid non-refundable license fees in the aggregate amount of $35.0 million. GT Interactive will not be required to pay more than $5.0 million of additional license fees to the Company unless certain sales levels are achieved. All of the license fees were recognized as revenue by the Company in the year in which the applicable agreement was entered into ($25.0 million in fiscal 1995 and $10.0 million in fiscal 1996). As a result, the Company does not expect that it will recognize significant further revenue from the exploitation of its games in the territories or on the platforms licensed to GT Interactive during at least the next two years. The royalties are contracted in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. For further discussions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1997 Annual Report.

     In March 1994, the Company formed a joint venture with Nintendo to develop video games on certain platforms being developed by Nintendo. The joint venture is owned 50% by each of the Company and Nintendo. In connection with the formation of the joint venture, the Company also entered into arrangements with Nintendo for the development of a version of Cruis'n USA for Nintendo 64. The joint venture has the right to distribute home versions of any coin-operated sequels of Cruis'n USA developed by the Company and the right of first negotiation with respect to distribution of home versions of any coin-operated video games developed by the Company on a new coin-operated platform developed by Nintendo. To date, no home video games have been released through this joint venture.

     In September 1996, the Company entered into a master license agreement with Tiger Electronics, Inc. pursuant to which the Company granted Tiger the right to manufacture and distribute throughout the world certain liquid crystal display ("LCD") games based on certain of the Company's coin-operated video games and home games. The product categories licensed to Tiger include certain LCD game systems, including cartridges for Tiger's proprietary hand-held dot matrix LCD game system, and certain other electronic products. The initial term of the agreement with Tiger expires in December 2001, subject to certain renewal rights. The license agreements for specific products optioned under the master license agreement expire upon the later of the expiration of the master license agreement or 24 months after the prescribed release date.

MANUFACTURING

     Coin-Operated Games. The Company's coin-operated games are manufactured by WMS at WMS' factories in Illinois pursuant to the Manufacturing and Services Agreement between the parties (the "Manufacturing and Services Agreement"). See "Item 13. Certain Relationships and Related Transactions." The Company believes such arrangements and facilities are adequate for its current and planned production needs. Game production is generally based on advance purchase orders from distributors with respect to coin-operated games and no significant inventory of finished goods is customarily maintained.

     Since the amount of backlog orders varies from the beginning to the end of a normal two- to three-month production process of a game, meaningful comparison of backlog orders can only be made at the same period during a production cycle and not at the end of fiscal years. The Company does not consider order backlog to be a meaningful indicator of future sales.

     Most coin-operated games are warranted for a period of 60 days, and home games are warranted for a period of 90 days. The costs incurred by the Company in connection with these warranties have been insignificant.

     The raw materials used in manufacturing coin-operated games include various metals, plastics, wood and glass obtained from numerous sources of supply. In addition, numerous component parts, including electronic subassemblies and video monitors, are purchased from suppliers. Wood cabinets for coin-operated games are manufactured by WMS' subsidiary Lenc-Smith Inc. pursuant to the Manufacturing and Services Agreement, as well as by other outside suppliers. The Company believes that the sources of supply of component parts and raw materials are adequate and that substitute sources of materials are available.

     Software Products for Home Games. Manufacturing of home games for next generation platforms is performed for the Company by the developer of the game platform (i.e., Nintendo, Sony or Sega), as required by the applicable platform license. The Company is one of only a limited number of software publishers who have been granted the right by Nintendo and Sega to self-manufacture cartridges for their 16-bit platforms. For such platforms, the Company generally employs contract manufacturing sources in Mexico. Platform manufacturers typically retain the right to limit the number of games and approve timing of release under manufacturing and licensing arrangements. Home game production is based upon estimated demand for each specific title and the level of the inventory of finished goods depends upon the variance in market demand during the life of a specific game title. At the time a product is approved for manufacturing, the Company must provide certain of the platform manufacturers with a purchase order for that product and an irrevocable letter of credit for 100% of the purchase price. Most products manufactured by the dedicated platform manufacturers for the Company are purchased by the Company on an "as is" and "where is" basis and are delivered to the Company FOB place of manufacture and shipped at the Company's own expense and risk. Initial orders generally require 30 to 75 days to manufacture depending on the platform. Reorders of cartridge based products require approximately 50 days to manufacture, while reorders of CD-ROM based platforms generally require only 14 days. Shipping of orders requires an additional three to 10 days, depending on the mode of transport and location of manufacturer.

     In November 1996, the Company established its own leased warehouse facility in Dallas, Texas from which to distribute its home games. Upon arrival in the United States, products are inspected by customs agents and transferred to the Company's warehouse facility where they are unpacked and shipped to the Company's customers. Products ordered for inventory are stored at the warehouse facility and used to fill additional orders as received.

     The Company participates in the electronic data interchange program maintained by most of its largest customers for home games. Re-orders from inventory are generally filled by the Company within two days. As a result, home games traditionally have no backlog of orders.

     CD-ROM Based Software Products for Personal Computers. Under the Company's arrangements with GT Interactive, the Company and GT Interactive share equally the cost to develop personal computer CD-ROM versions of those of the Company's coin-operated video games that GT Interactive elects to release to the home market. Once GT Interactive so elects, it is responsible for and bears the cost of the manufacture of the CD-ROMs as well as all other costs related to the sale of these CD-ROMs.

PRODUCT RETURNS AND PRICE ADJUSTMENTS

     In its home video game business, the Company accepts product returns for defective products and sometimes provides markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of the Company's home games. At the time of product shipment, the Company establishes reserves, including reserves under the Company's policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of the Company's products and other factors. Product returns, markdowns and credits that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company maintains reserves which it believes to be adequate with respect to product returns and price reductions, there can be no assurance that the reserves established will not be exceeded.

PLATFORM LICENSES

     Under non-exclusive license arrangements with Nintendo, Sony and Sega, the Company has the right to develop and market software products for (i) Nintendo's Super Nintendo Entertainment System and Nintendo 64 platforms, (ii) Sony's PlayStation, and (iii) Sega's Genesis and Saturn platforms. Generally, no specific hardware license is required for the development and marketing of personal computer software. Certain of the platform license agreements or renewals of existing agreements are in the process of being finalized with the platform manufacturers. However, the Company and the platform manufacturers have proceeded as if the formal agreements were in place by approving new game concepts, manufacturing new home games and otherwise. The Company believes such informal arrangements are not uncommon in the home video game business. The Company does not believe there is any significant risk that the definitive platform license agreements will not be finalized on terms acceptable to the Company.

     Each dedicated platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted to such dedicated platform manufacturer, as applicable, for pre-publication approval. Such approval is generally discretionary. The Company bears all costs and expenses in connection with its development of games developed under its agreements with each of the dedicated platform manufacturers. Dedicated platform manufacturers charge the Company a fixed amount for each software cartridge or CD-ROM manufactured by such dedicated platform manufacturer. This charge includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's name and proprietary information and technology, and may be subject to adjustment by such dedicated platform manufacturer in its discretion. The Company is responsible in most cases for resolving, at its own expense, any software warranty or repair claim. To date, the Company has not experienced any material software warranty claims.

     Certain platform license arrangements require that the Company bear the risk that the information and technology licensed from the dedicated platform manufacturers and incorporated into the Company's software may infringe the rights of third parties. The Company must indemnify the dedicated platform manufacturers against certain claims resulting from the development, marketing, sale or use of the Company's software products, including certain claims for copyright, patent or trademark infringement that may be brought against a dedicated platform manufacturer. To date, no dedicated platform manufacturer has sought indemnity for any liabilities incurred as a result of such lawsuits or for any legal expenses incurred in defending such lawsuits. No assurance can be given, however, that the Company's indemnification obligations under its license arrangements with the dedicated platform manufacturers will not have a material adverse effect on the Company's future results of operations or financial condition.

     The Company's licenses from dedicated platform manufacturers may be terminated by the manufacturer upon a breach or default by the Company, or upon the occurrence of certain other specified events. Generally, if a dedicated platform license is terminated by reason of breach by the Company, the Company will be required to destroy all of its inventory for use on such dedicated platform. Additionally, upon expiration of a dedicated platform license, the Company usually is provided a period of limited duration to sell off all its inventory subject to such license, after which time any remaining inventory is generally required to be destroyed.

     There can be no assurance that the Company's licenses with any of the dedicated platform manufacturers will be renewed upon expiration. Furthermore, there is no limit on the number of licenses that dedicated platform manufacturers may grant to others or on the number of titles that they may permit their licensees to publish or that they themselves may release in the future. Nintendo, Sony and Sega are the largest publishers of software for use on their respective systems and are direct competitors of the Company.

     In fiscal 1997, 60% of the Company's unit sales of software products were for use on the next generation 32- and 64-bit game platforms (Nintendo 64, Sony PlayStation and Sega Saturn platform). The balance of the Company's home video game unit sales were primarily for the 16-bit Super Nintendo Entertainment System and Sega Genesis platforms, as well as for portable game systems. The Company expects that a significant and increasing portion of its revenues in the coming years will be comprised of games for the next generation game platforms. If the popularity of home video games on dedicated hardware platforms materially declines, or if the Company were to lose its license to publish software from any of these companies, the Company's business would be materially and adversely affected.

INTELLECTUAL PROPERTY LICENSES

     While the Company primarily seeks to develop original proprietary games, certain of the Company's games are based on properties or trademarks owned by third parties, such as the National Basketball Association, National Football League, National Hockey League or their respective players' associations, and licensed to the Company. Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payment against such guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of material breach (including failure to pay any amounts owing to the licensor in a timely manner) by the Company and certain other events, and, in some cases, are renewable upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license. Certain licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

     The Company depends on Nintendo, Sony and Sega for the protection of the intellectual property rights to their respective hardware platforms and technology, their ability to control the proliferation of new titles by licensees and others and their ability to discourage unauthorized persons from producing software for the Nintendo, Sony and Sega platforms.

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each software title may embody a number of separately protected intellectual property rights, including: (i) trademarks associated with elements of the game (e.g., the NBA team logos in NBA Hangtime); (ii) the trademarks under which the game is marketed (e.g., Mortal Kombat); (iii) the copyrights for the game software (including the game's audiovisual elements); (iv) copyrights for the software associated with the hardware platform; and (v) the patents for inventions in the game software and hardware platforms.

     Each dedicated home game includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of certain of the Company's titles are owned by third parties and licensed to the Company. The Company relies on such third parties for protection of such intellectual property rights. Their failure to adequately protect such rights could have a material adverse effect on the Company.

     The Company has over 475 trademark registrations worldwide for its games and applies for trademark protection for all of its game titles, other than those licensed from third parties.

     The Company has registered the copyrights in the video game software for most of its owned coin-operated titles. Notwithstanding such copyright protection, preventing unauthorized duplication of software products is difficult and costly and, in the case of personal computer software, such unauthorized duplication is relatively common. The Company uses certain precautions to discourage unauthorized copying of its personal computer software products, including internal copy protection, which prevents or hinders normal copy routines. In addition, certain of the Company's personal computer products require the user to refer to materials shipped with the software in order to use the product. Despite these protections, the Company believes that these techniques can be, and in certain instances have been circumvented.

     The dedicated platform manufacturers have procured patents for certain of the technology utilized in connection with their respective home game systems. The dedicated platform manufacturers incorporate security devices in their cartridges, CD-ROMs and platforms which seek to prevent unlicensed software products from being played on their platforms. The Company does not own the trademarks, copyrights or patents, if any, covering the proprietary information and technology utilized in the dedicated platform manufacturers' cartridges or CD-ROMs. Accordingly, the Company relies upon each dedicated platform manufacturer for protection of such intellectual property from infringement and bears the risk of claims of infringement brought by third parties arising from the sale of software with respect to intellectual property supplied by third party developers and embodied in the Company's software products. The Company's agreements with these outside developers generally require the developers to indemnify the Company for costs and damages incurred in connection with such claims. No assurance can be given, however, that such software developers will have sufficient resources to indemnify the Company fully in respect of any such claims that may arise.

COMPETITION

     The video game business is intensely competitive and is characterized by the continuous introduction of new titles and the development of new technologies. The ability of the Company to compete successfully in this market is based, in large part, upon its ability to select and develop popular titles, to identify and obtain rights to commercially marketable intellectual properties and to adapt its products for use with new technologies. In addition, successful competition is also based upon price, access to retail shelf space in the case of home games, product enhancements, new product introductions, marketing support and distribution systems. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company.

     In the coin-operated market, the Company competes principally with foreign manufacturers such as Capcom, Konami, Namco, Sega and Taito.

     In the home market, the Company competes with Nintendo, Sony and Sega, the largest publishers of software for their respective systems. Due to their dominant position in the industry as primary manufacturers of dedicated platform hardware and software, Nintendo, Sony and Sega have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space. There can be no assurance that Nintendo, Sony or Sega will not increase their own software development efforts. The Company also currently competes in the United States and Canada with numerous companies licensed by Nintendo, Sony and Sega to develop software products for use with their respective systems. These competitors include Acclaim, Activision, Capcom, Disney Interactive, Electronic Arts, Konami, Lucas Arts, Namco and Viacom New Media. Additionally, the Company's games which are sold for use on personal computers compete with entertainment software sold by companies such as Acclaim, Broderbund Software, CUC International, Electronic Arts, GT Interactive, Microsoft and Spectrum Holobyte, among others. The entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely affect the Company's performance in such markets.

     The Company believes that large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft, are increasing their focus on the interactive entertainment market, which will result in greater competition for the Company. In particular, many of the Company's competitors are developing on-line interactive games and interactive networks that will be competitive with the Company's interactive products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

     The Company has experienced and expects to continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors, including fluctuations in the mix of products with varying profit margins sold by the Company, the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors and dedicated platform manufacturers, development and promotional expenses relating to the introduction of new products or enhancements of existing products, the timing and success of product introductions, changes in pricing policies by the Company and its competitors, the accuracy of the Company's and retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be adversely affected by a decrease in sales or a failure to meet the Company's sales expectations.

     While the coin-operated game business is not generally seasonal in nature, the home video game business is highly seasonal. Sales of home video games are typically significantly higher during the September and December quarters due to the year-end holiday buying season. Sales in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

EMPLOYEES

     At June 30, 1997, the Company had approximately 400 non-union employees.

                      FACTORS AFFECTING FUTURE PERFORMANCE

     Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; PRODUCT DELAYS

     The Company's success depends on generating revenue from new products and enhancements of existing products. The process of developing software products such as those offered by the Company is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are introduced. In addition, consumer preferences for video games are difficult to predict, and few video game products achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any meaningful period. A significant delay in the introduction of one or more new products or enhancements or the failure of new products to achieve or sustain market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

TECHNOLOGICAL CHANGE

     The video game market, both in the coin-operated and home segments, is characterized by rapidly changing technology. The Company must continually anticipate and adapt its products to emerging technologies, including new hardware platforms. When the Company chooses to incorporate a new technology in its products or to publish or develop a product for a new platform, it may be required to make a substantial development investment one to two years in advance of initial shipment of such products. There can be no assurance that the Company will be able to identify accurately which emerging technologies will gain widespread acceptance. If the Company invests in the development of a video game that does not achieve significant commercial success, the Company's revenues from that product will be adversely affected and it may not recover its development costs. If the Company does not choose to pursue the development of products incorporating new technology or for new platforms that achieve significant commercial success, the Company's revenue growth may be adversely affected. In addition, consumers may defer purchasing software for use on existing platforms following the announcement of an introduction date for hardware platforms incorporating new technologies. Accordingly, sales of the Company's existing software products could be adversely affected by such announcements. There can be no assurance that the Company will be able to develop or acquire the expertise necessary to enable it to develop or market products for emerging technologies.

RELIANCE ON MORTAL KOMBAT PRODUCTS

     Revenues from Mortal Kombat products accounted for approximately 22.0%, 34.9% and 17.1% of the Company's total revenues during fiscal 1997, 1996 and 1995, respectively. If Mortal Kombat products fail to continue to sell or if the Company fails to replace the Mortal Kombat products with additional products generating significant revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

     The Company has experienced and expects to continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors, including fluctuations in the mix of products with varying profit margins sold by the Company, the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors and dedicated platform manufacturers, development and promotional expenses relating to the introduction of new products or enhancements of existing products, the timing and success of product introductions, changes in pricing policies by the Company and its competitors, the accuracy of the Company's and retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be adversely affected by a decrease in sales or a failure to meet the Company's sales expectations.

     While the coin-operated game business is not generally seasonal in nature, the home video game business is highly seasonal. Sales of home video games are typically significantly higher during the September and December quarters due to the year-end holiday buying season. Sales in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

COMPETITION

     The video game business is intensely competitive and is characterized by the continuous introduction of new titles and the development of new technologies. The ability of the Company to compete successfully in this market is based, in large part, upon its ability to select and develop popular titles, to identify and obtain rights to commercially marketable intellectual properties and to adapt its products for use with new technologies. In addition, successful competition is also based upon price, access to retail shelf space in the case of home games, product enhancements, new product introductions, marketing support and distribution channels. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company.

     In the coin-operated market, the Company competes principally with foreign manufacturers such as Capcom, Konami, Namco, Sega and Taito.

     In the home market, the Company competes with Nintendo, Sony and Sega, the largest publishers of software for their respective systems. Due to their dominant position in the industry as primary manufacturers of dedicated platform hardware and software, Nintendo, Sony and Sega have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space. There can be no assurance that Nintendo, Sony or Sega will not increase their own software development efforts. The Company also currently competes in the United States and Canada with numerous companies licensed by Nintendo, Sony and Sega to develop software products for use with their respective hardware systems. These competitors include Acclaim, Activision, Capcom, Disney Interactive, Electronic Arts, Konami, Lucas Arts, Namco and Viacom New Media. Additionally, the Company's games which are sold for use on personal computers compete with entertainment software sold by companies such as Broderbund Software, CUC International, Electronic Arts, GT Interactive, Microsoft and Spectrum Holobyte, among others. The entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely affect the Company's performance in such markets.

     The Company believes that large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft, are increasing their focus on the interactive entertainment market, which will result in greater competition for the Company. In particular, many of the Company's competitors are developing on-line interactive games and interactive networks that will be competitive with the Company's interactive products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

PRODUCT RETURNS AND PRICE ADJUSTMENTS

     In its home video game business, the Company accepts product returns for defective products and sometimes provides markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of the Company's home games. At the time of product shipment, the Company establishes reserves, including reserves under the Company's policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of the Company's products and other factors. Product returns, markdowns and credits that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company maintains reserves which it believes to be adequate with respect to product returns and price reductions, there can be no assurance that the reserves established will not be exceeded.

DEPENDENCE ON DEDICATED PLATFORM MANUFACTURERS

     In fiscal 1997, 60% of the Company's unit sales of software products were for use on the next generation 32- and 64-bit game platforms (Nintendo 64, Sony PlayStation and Sega Saturn platform). The balance of the Company's home video game unit sales were primarily for the 16-bit Super Nintendo Entertainment System and Sega Genesis platforms, as well as for portable game systems. The Company expects a significant and increasing portion of its revenues in the coming years will be comprised of games for the next generation game platforms. If the popularity of home video games on dedicated hardware platforms materially declines, or if the Company were to lose its license to publish software from any of the major platform manufacturers, namely Nintendo, Sony and Sega, the Company's business would be materially and adversely affected.

     The Company is generally obligated to submit new games to the dedicated platform manufacturers for approval prior to development and/or manufacturing. Rejection or substantial delay in approval of a product by a dedicated platform manufacturer could have a material adverse effect on the Company's financial condition and results of operations. The Company has not experienced any significant delays in the approval process for any of its games in the past. However, there can be no assurance that the Company will not experience such delays in the future. The dedicated platform manufacturers may also limit the number of titles that the Company can release in any year, which may limit any future growth in sales.

     The Company depends on Nintendo, Sony and Sega for the protection of the intellectual property rights to their respective hardware platforms and technology, their ability to control the proliferation of new titles by licensees and others and their ability to discourage unauthorized persons from producing software for the Nintendo, Sony and Sega platforms. The Company also relies upon the dedicated platform manufacturers for the manufacturing of software cartridges and CD-ROMs for the next generation platforms.

MANUFACTURING RISKS

     The manufacturing of the Company's 16-bit home games is performed for the Company by third parties in accordance with the Company's specifications. While the Company has not to date experienced any material delays or interruptions in the manufacture of the Company's products, there can be no assurance that such delays or interruptions will not occur or, if any do occur, that they could be remedied without further delay and without materially and adversely affecting the Company's business, operating results or financial condition. Unanticipated delays in receipt of shipments or price increases from any of the Company's contract manufacturing sources could adversely affect the Company's business.

INTELLECTUAL PROPERTY LICENSES AND APPROVALS

     While the Company primarily seeks to develop original proprietary games, certain of the Company's games are based on properties or trademarks owned by third parties, such as the National Basketball

Association, National Football League, National Hockey League or their respective players' associations. The Company's future success may also be dependent upon its ability to procure licenses for additional popular intellectual properties. There is competition for such licenses, and there can be no assurance that the Company will be successful in acquiring additional intellectual property rights with significant commercial value.

     The Company's intellectual property licenses generally require that new products developed under such licenses be submitted to the licensor for approval prior to release. Such approval is generally discretionary. Rejection or delay in approval of a product by a licensor could have a material adverse effect on the Company's business, operating results and financial condition. While the Company has not experienced any significant delays in obtaining new product approvals from its licensors in the past, there can be no assurance that the Company will not experience delays in the future. The owners of intellectual property licensed by the Company generally reserve the right to protect such intellectual property against infringement.

DEPENDENCE ON KEY PERSONNEL

     The success of the Company depends to a significant extent upon the performance of senior management and on its ability to continue to attract, motivate and retain highly qualified software developers. The loss of services of senior management, highly-qualified software developers or other key personnel could have a material adverse effect on the Company. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees.

VOTING CONTROL BY WMS

     WMS beneficially owns approximately 86.8% of the outstanding Common Stock of the Company. Accordingly, WMS has the ability to elect and remove the entire Board of Directors of the Company and to determine the outcome of all matters submitted to the Company's stockholders for approval. Voting control of the Company by WMS will have the effect of making it impossible for a third party to acquire a majority of the outstanding voting stock of the Company without the approval of WMS. Upon completion of the Distribution, WMS will have no further ownership interest in the Company.

CONFLICTS OF INTEREST WITH WMS

     Certain of the Company's officers and directors are also officers, directors and stockholders of WMS, and may be subject to various conflicts of interest including, among others, the performance by the two companies under their existing agreements as well as the negotiation of any agreements required to be entered into in the future between these two parties. Additionally, the Company may be subject to various conflicts of interest arising from the relationship among it and WMS and their respective affiliates.

     Mr. Neil D. Nicastro, the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of the Company is also the President, Chief Executive Officer, Chief Operating Officer and a Director of WMS. Mr. Harold H. Bach, Jr., Mr. Kenneth J. Fedesna and Mr. Orrin J. Edidin, officers and full-time employees of WMS and various of its affiliates, are also officers of the Company. Mr. Bach and Mr. Fedesna are also Directors of the Company. Each of these key employees will devote such time to the business and affairs of the Company as the WMS Board of Directors deems appropriate. However, each such person has other duties and responsibilities with WMS that may conflict with time which might otherwise be devoted to his duties with the Company.

ITEM 2. PROPERTIES.

     The Company's principal office is located at 3401 North California Avenue, Chicago, Illinois in premises owned by WMS. The following table contains certain information describing the general character of the Company's principal properties, all of which are leased facilities.

                                                           APPROXIMATE
                                                             SQUARE      ANNUAL         LEASE
             LOCATION                   PRINCIPAL USE        FOOTAGE     RENT($)   EXPIRATION DATE
             --------                   -------------      -----------   -------   ---------------
675 Sycamore Drive.................  Game Design and         84,501      593,196         07/31/05
Milpitas, CA                         Development and
                                     Sales and Marketing
2727 W. Roscoe Street..............  Game Design and         47,500      136,000         06/30/01
Chicago, IL                          Development
2820 Merrell Road..................  Warehouse               28,234       84,702         07/31/99
Dallas, TX
10110 Mesa Rim Road................  Game Design and         27,512      250,664         06/01/02
San Diego, CA                        Development
1800 S. Business 45................  Accounting and           6,000       38,400   month-to-month
Corsicana, TX                        Operations Office
2400 S. Business 45................  Office/Warehouse         5,000       30,000         05/01/98
Corsicana, TX

     The Company believes that its facilities and equipment will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected normal growth.

ITEM 3. LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Reference is made to "Market for the Company's Common Stock and Related Security-Holder Matters" set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

     Reference is made to "Selected Five-Year Financial Data" set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Financial Statements and Notes thereto and Report of Independent Auditors set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. The following table sets forth certain information with respect to each director of the Company. Mr. Neil D. Nicastro is the son of Mr. Louis J. Nicastro; otherwise, there is no family relationship between any of the directors or executive officers of the Company. Each director serves as a director until the Company's next annual meeting of stockholders and until their respective successors are duly elected and qualify.

                                                                    DIRECTOR OR EXECUTIVE    SHARES OF COMMON STOCK
                                   POSITION WITH THE COMPANY AND       OFFICER OF THE       DEEMED TO BE BENEFICIALLY
NAME (AGE)                       PRINCIPAL OCCUPATION AS OF 9/5/97      COMPANY SINCE         OWNED AS OF 9/5/97(1)
----------                       ---------------------------------  ---------------------   -------------------------
Neil D. Nicastro (40)..........  Chairman of the Board of                   1988                   320,000(3)
                                 Directors, President, Chief
                                 Executive Officer and Chief
                                 Operating Officer of the Company
                                 and President, Chief Executive
                                 Officer and Chief Operating
                                 Officer of WMS
Harold H. Bach, Jr. (65).......  Executive Vice President --                1990                    65,000(4)
                                 Finance, Treasurer and Chief
                                 Financial Officer and Director of
                                 the Company and Vice President --
                                 Finance, Treasurer, Chief
                                 Financial and Chief Accounting
                                 Officer of WMS
Byron C. Cook (43).............  Executive Vice President -- Home           1996                    72,000(4)
                                 Video and Director of the Company
Kenneth J. Fedesna (47)........  Executive Vice President -- Coin-          1996                    61,000(4)
                                 Op Video and Director of the
                                 Company and Vice President and
                                 General Manager of Williams
                                 Electronics Games, Inc.
William C. Bartholomay (69)....  Director of the Company and                1996                    35,000(5)
                                 President of Near North National
                                 Group
William E. McKenna (78)........  Director of the Company and                1996                    26,000(5)
                                 General Partner, MCK Investment
                                 Company
Norman J. Menell (65)..........  Director of the Company and Vice           1996                    27,000(5)
                                 Chairman of the Board of WMS
Louis J. Nicastro (69).........  Director of the Company and                1988                    35,000(5)
                                 Chairman of the Board and Chief
                                 Executive Officer of WHG Resorts
                                 & Casinos Inc.
Harvey Reich (68)..............  Director of the Company and                1996                    27,000(5)
                                 Attorney, Robinson Brog Leinwand
                                 Greene Genovese & Gluck, P.C.
Ira S. Sheinfeld (59)..........  Director of the Company and                1996                    25,000(5)
                                 Attorney, Squadron, Ellenoff,
                                 Plesent & Sheinfeld LLP
Richard D. White (43)..........  Director of the Company and                1996                    25,000(5)
                                 Managing Director, Oppenheimer &
                                 Co., Inc.
Gerald O. Sweeney, Jr. (45)....  Director of the Company and                1996                    25,000(5)
                                 Attorney, Lord, Bissell & Brook

                                  PERCENTAGE OF
                                   OUTSTANDING
NAME (AGE)                       COMMON STOCK(2)
----------                       ---------------
Neil D. Nicastro (40)..........         *
Harold H. Bach, Jr. (65).......         *
Byron C. Cook (43).............         *
Kenneth J. Fedesna (47)........         *
William C. Bartholomay (69)....         *
William E. McKenna (78)........         *
Norman J. Menell (65)..........         *
Louis J. Nicastro (69).........         *
Harvey Reich (68)..............         *
Ira S. Sheinfeld (59)..........         *
Richard D. White (43)..........         *
Gerald O. Sweeney, Jr. (45)....         *

-------------------------
 * Less than 1% of the number of outstanding shares of Common Stock on September 5, 1997.

(1) Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of such shares within 60 days.

(2) For purposes of calculating the percentage of outstanding Common Stock owned by each director, shares beneficially owned and issuable upon the exercise of stock options exercisable within 60 days have been deemed to be outstanding.

(3) Includes 300,000 shares of Common Stock which the director has the right to acquire upon the exercise of stock options.

(4) Includes 60,000 shares of Common Stock which the director has the right to acquire upon the exercise of stock options.

(5) Includes 25,000 share of Common Stock which the director has the right to acquire upon the exercise of stock options.

     NEIL D. NICASTRO has been the President and Chief Operating Officer of the Company since July 1, 1991 and a Director since July 29, 1988. On July 26, 1996, Mr. Nicastro became Chairman of the Board of Directors and Chief Executive Officer of the Company, having served as Co-Chief Executive Officer and Chief Operating Officer since December 1, 1994. Mr. Nicastro served as President and Chief Operating Officer (1991-1995), Treasurer (1991-1994), Executive Vice President and Treasurer (1989-1991) and Senior Vice President and Treasurer (1988-1989). Mr. Nicastro is also the President, Chief Executive Officer and Chief Operating Officer and a Director of WMS. Mr. Nicastro was elected President of WMS June 18, 1991, sole Chief Executive Officer June 26, 1996, Co-Chief Executive Officer August 29, 1994 and Chief Operating Officer September 30, 1990. He has been a Director of WMS since 1986. Additionally, Mr. Nicastro has served WMS as Treasurer (1986-1994), Executive Vice President (1988-1991), Senior Vice President (1987-1988), Vice President (1986-1987) and Director of Stockholder Relations (1981-1986).

     HAROLD H. BACH, JR. became a Director, Executive Vice President -- Finance and Chief Financial Officer of the Company on August 30, 1996. Previously, Mr. Bach served as Senior Vice President -- Finance and Chief Financial Officer of the Company from September 17, 1990 to August 30, 1996, and he has served as Treasurer continuously since December 1, 1994. Additionally, Mr. Bach has served as Secretary of WMS from July 5, 1990 to June 15, 1992. He also assumed the positions of Treasurer of WMS effective September 13, 1994 and Vice President -- Finance, Chief Financial and Chief Accounting Officer of WMS effective September 30, 1990. Prior to joining WMS, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

     BYRON C. COOK became a Director and Executive Vice President -- Home Video of the Company on August 30, 1996. Mr. Cook is also the President and Chief Operating Officer of Midway Home Entertainment Inc., a wholly-owned subsidiary of the Company, positions he assumed upon the acquisition of Tradewest in April 1994. Prior to the acquisition, Mr. Cook was President of Tradewest (1988-1994) as well as a co-founder thereof.

     KENNETH J. FEDESNA became a Director and Executive Vice President -- Coin-Op Video of the Company on August 30, 1996. Mr. Fedesna served as Vice President and General Manager of the Company from July 29, 1988 to August 30, 1996. He has also been a Director of WMS since 1993 as well as Vice President and General Manager of Williams Electronics Games, Inc., a wholly-owned subsidiary of WMS, for in excess of five years.

     WILLIAM C. BARTHOLOMAY is President of Near North National Group, Chicago, Illinois (insurance brokers) and Chairman of the Board of the Atlanta Braves (National League Baseball). He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of Time Warner Inc. since April 1994 having also held that office during the period 1976-1992 and having served as a Director (1976-1994). He also served as Vice Chairman of the Board of Directors of Frank B. Hall & Co. Inc. (1974-1990). Mr. Bartholomay has also served as a director of WMS since 1981 and was elected as a Director of the Company in October 1996.

     WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for in excess of five years. He also is a Director of California Amplifier, Inc., Calprop Corporation,

Drexler Technology Corporation and Safeguard Health Enterprises, Inc. Mr. McKenna has also served as a director of WMS since 1981 and was elected as a Director of the Company in October 1996.

     NORMAN J. MENELL has been Vice Chairman of the Board of Directors of WMS since 1990 and a Director of WMS since 1980. He also served as President (1988-1990), Chief Operating Officer (1986-1990) and Executive Vice President (1981-1988) of WMS and was elected as a Director of the Company in October 1996.

     LOUIS J. NICASTRO has been the Chairman of the Board and Chief Executive Officer of WHG Resorts & Casinos Inc. and its predecessors since 1983. Mr. Nicastro became a Director of the Company on August 30, 1996. Mr. Nicastro also served as Chairman of the Board and Co-Chief Executive Officer of the Company from December 1, 1994 to June 26, 1996, Chairman of the Board and Chief Executive Officer of the Company (1988-1994), President of the Company (1988-1989 and 1990-1991) and as a Director of the Company from 1988 until June 26, 1996. Mr. Nicastro has also served WMS as Co-Chief Executive Officer (1994-1996), Chief Executive Officer (1974-1994), President (1985-1988 and
1990-1991) and Chief Operating Officer (1985-1986). He has served as Chairman of the Board of Directors of WMS since its incorporation in 1974.

     HARVEY REICH has been a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for in excess of five years. He has also served as a Director of WMS since 1983 and was elected as a Director of the Company in October 1996.

     IRA S. SHEINFELD has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York for in excess of five years. He has also served as a Director of WMS since 1993 and was elected as a Director of the Company in October 1996.

     RICHARD D. WHITE has been a Managing Director of Oppenheimer & Co., Inc., New York, New York for in excess of five years and was elected as a Director of the Company in October 1996.

     GERALD O. SWEENEY, JR. has been a member of the law firm Lord, Bissell & Brook, Chicago, Illinois for in excess of five years. He was elected as a Director of the Company in November 1996.

     (b) Identification of Executive Officers. The following table sets forth certain information with respect to each executive officer of the Company. Each executive officer serves as an executive officer until the next annual meeting of the Company's Board of Directors and until their respective successors are duly elected and qualify.

                NAME                     AGE                            POSITION
                ----                     ---                            --------

Neil D. Nicastro.....................    40     Chairman of the Board of Directors, President, Chief
                                                Executive Officer and Chief Operating Officer
Harold H. Bach, Jr...................    65     Executive Vice President -- Finance, Treasurer and Chief
                                                Financial Officer
Byron C. Cook........................    43     Executive Vice President -- Home Video
Kenneth J. Fedesna...................    47     Executive Vice President -- Coin-Op Video
Orrin J. Edidin......................    36     Vice President, Secretary and General Counsel

     The current principal occupation or employment of Messrs. Nicastro, Bach, Cook and Fedesna during the last five years is set forth in Item 10(a) above. See also "Item 11. Executive Compensation -- Employment Contracts" with respect to the term of employment of each of Mr. Nicastro and Mr. Cook.

     Mr. Edidin has served as Vice President, Secretary and General Counsel of the Company since June 30, 1997. Mr. Edidin served as Associate General Counsel of Fruit of the Loom, Inc. from August 1992 until May 1997. Mr. Edidin has also served as Vice President, Secretary and General Counsel of WMS since May 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

     The executive officers of the Company (other than Mr. Neil D. Nicastro and Mr. Byron C. Cook) received no compensation from the Company during the fiscal years ended June 30, 1997, 1996 or 1995. The Summary Compensation Table below sets forth the cash compensation paid by WMS (or in the case of (i) Mr. Nicastro, for the period from the date of the Offering, by WMS and the Company, and (ii) Mr. Cook, by the Company) for service in all capacities (including on behalf of the Company) during the fiscal years ended June 30, 1997, 1996 and 1995 to each of the Company's executive officers who served during such period and whose compensation from WMS or the Company exceeded $100,000. Pursuant to the Manufacturing and Services Agreement, after the Offering the compensation paid by WMS to the executive officers of the Company (other than Messrs. Nicastro and Cook) is allocated to the Company based upon estimates by management of WMS of the percentage of time devoted to the Company. Management of the Company believes that such executive officers devoted at least 50% of their time to the Company. The results of operations for each of the fiscal years ended June 30, 1997, 1996 and 1995 include an allocation of the compensation of the Company's executive officers based on estimates by management of WMS. Mr. Orrin J. Edidin, Vice President, Secretary and General Counsel of the Company, commenced his employment with the Company on May 19, 1997 and, therefore, is not included in the Summary Compensation Table set forth below.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                                                             COMPENSATION
                                                 ANNUAL COMPENSATION            AWARDS
                                            -----------------------------    ------------
                                                                              SECURITIES
                                                                              UNDERLYING        ALL OTHER
      NAME AND PRINCIPAL POSITION           YEAR    SALARY($)    BONUS($)     OPTIONS(#)     COMPENSATION($)
      ---------------------------           ----    ---------    --------     ----------     ---------------
Neil D. Nicastro........................    1997     600,000     969,160       500,000            54,632(1)
Chairman of the Board, Chief Executive      1996     532,500     267,600            --            35,791(1)
Officer, President and Chief Operating      1995     532,500     489,100            --            35,762(1)
Officer
Harold H. Bach, Jr......................    1997     300,000     175,000       100,000
Executive Vice President -- Finance,        1996     262,500      67,800            --                --
Treasurer and Chief Financial Officer       1995     250,000      67,800            --                --
Byron C. Cook...........................    1997     300,000     250,000       100,000
Executive Vice President--Home Video        1996     250,000     150,000            --                --
                                            1995     250,000          --            --                --
Kenneth J. Fedesna......................    1997     310,000     150,000       100,000             2,500(2)
Executive Vice President--Coin-Op Video     1996     267,500      66,000            --             2,500(2)
                                            1995     250,000      66,000            --             2,500(2)
Barbara M. Norman(3)....................    1997     168,270      50,000        25,000                --
Vice President, Secretary and General       1996     157,500      27,200            --                --
Counsel                                     1995     150,000      27,200            --                --

-------------------------
(1) Amount shown for Mr. Neil D. Nicastro includes for fiscal 1997, 1996 and 1995 life insurance premiums of $1,467, $691 and $662, respectively, and $53,165, $35,100 and $35,100 for fiscal 1997, 1996 and 1995, respectively, accrual for contractual retirement benefits.

(2) Amount shown for Mr. Fedesna includes life insurance premiums.

(3) Ms. Barbara M. Norman served as Vice President, Secretary and General Counsel to the Company from June 15, 1992 until June 16, 1997, and she also served as Vice President, Secretary and General Counsel of WMS during that period.

     The following table sets forth certain information with respect to options to purchase Common Stock granted during fiscal year 1997 under the Company's Stock Option Plan for the executive officers named in the Summary Compensation Table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE VALUE
                                                                                                  AT ASSUMED ANNUAL RATES
                                                                                                OF STOCK PRICE APPRECIATION
                                                  INDIVIDUAL GRANTS                                 FOR OPTION TERM(1)
                         -------------------------------------------------------------------    ---------------------------
                         NUMBER OF
                         SECURITIES         PERCENT OF TOTAL
                         UNDERLYING         OPTIONS GRANTED
                          OPTIONS           TO EMPLOYEES IN     EXERCISE PRICE    EXPIRATION
        NAME             GRANTED(#)          FISCAL YEAR(%)       ($/SHARE)          DATE          5%($)          10%($)
        ----             ----------         ----------------    --------------    ----------       -----          ------
Neil D. Nicastro.....      500,000(2)             28.4              20.00          10/31/06       6,288,946      15,937,425
Harold H. Bach,
  Jr.................      100,000(2)              5.7              20.00          10/31/06       1,257,789       3,187,485
Byron C. Cook........      100,000(2)              5.7              20.00          10/31/06       1,257,789       3,187,485
Kenneth J. Fedesna...      100,000(2)              5.7              20.00          10/31/06       1,257,789       3,187,485
Barbara M. Norman....       25,000(2)(3)           1.4              20.00          10/31/06         314,447         796,871

-------------------------
(1) The assumed appreciation rates are set pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial conditions and they should not be viewed as a prediction of possible prices for the Common Stock in the future. Total potential stock price appreciation from November 1, 1996 to October 31, 2006 for all stockholders based on the price of $20.00 per share of Common Stock on November 1, 1996 and a total of 38,500,000 shares of Common Stock outstanding would be $496,829,104 and $1,259,056,575 at assumed rates of stock appreciation of 5% and 10%, respectively.

(2) In connection with the Offering, the optionee was granted options to purchase Common Stock, 40% of which became exercisable upon completion of the Offering and the balance of which become exercisable in equal installments on each of the three succeeding anniversary dates of the completion of the Offering.

(3) Ms. Norman's employment with the Company terminated effective June 16, 1997. However, Ms. Norman is a consultant to the Company, and the options previously issued to her remain outstanding.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                     UNDERLYING                IN-THE-MONEY
                                                                UNEXERCISED OPTIONS             OPTIONS AT
                                      SHARES                       AT 6/30/97(#)              6/30/97($)(1)
                                    ACQUIRED ON      VALUE         EXERCISABLE(E)             EXERCISABLE(E)
               NAME                 EXERCISE(#)   REALIZED($)     UNEXERCISABLE(U)           UNEXERCISABLE(U)
               ----                 -----------   -----------   --------------------       --------------------
Neil D. Nicastro..................      --            --              200,000(E)                 275,000(E)
                                                                      300,000(U)                 412,500(U)
Harold H. Bach, Jr................      --            --               40,000(E)                  55,000(E)
                                                                       60,000(U)                  82,500(U)
Byron C. Cook.....................      --            --               40,000(E)                  55,000(E)
                                                                       60,000(U)                  82,500(U)
Kenneth J. Fedesna................      --            --               40,000(E)                  55,000(E)
                                                                       60,000(U)                  82,500(U)
Barbara M. Norman.................      --            --               10,000(E)                  13,750(E)
                                                                       15,000(U)                  20,625(U)

-------------------------
(1) Based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 1997, which was $21.375.

COMPENSATION OF DIRECTORS

     The Company pays a fee of $22,500 per annum to each director who is not also an employee of the Company or any of its subsidiaries. Each such director who serves as the chairman of any committee of the Board of Directors receives a further fee of $2,500 per annum for his services in such capacity and each other member of the Company's Audit Committee receives an additional fee of $2,500 per annum.

     Additionally, immediately prior to the Offering the Company granted options to purchase 25,000 shares of Common Stock to each of its non-employee directors. Subsequent to the Offering, the Company granted options to purchase 25,000 shares of Common Stock to Mr. Gerald O. Sweeney, Jr., a non-employee director of the Company who was elected to the Board of Directors after the Offering in November 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Harvey Reich serves as Chairman of the Company's Compensation and Stock Option Committee and Mr. William E. McKenna serves as the sole additional member, neither of whom are employees or officers of the Company or any of its subsidiaries or had any relationship requiring disclosure herein by the Company other than that both serve on the Board of Directors of WMS.

EMPLOYMENT AGREEMENTS

     Mr. Neil D. Nicastro is employed as the Company's Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer under the terms of an Employment Agreement dated as of July 1, 1996. The employment agreement provides for salaried compensation at the rate of $300,000 per annum, or such greater amount as may be determined by the Board of Directors, plus bonus compensation in an amount equal to two percent of the pre-tax income of the Company multiplied by the percentage of Common Stock outstanding which is not owned by WMS. The portion of Mr. Nicastro's bonus from WMS that is attributable to the pre-tax income of the Company is charged to the Company pursuant to the Manufacturing and Services Agreement. The employment agreement expires October 29, 2001, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. Upon Mr. Nicastro's retirement or death, the Company is required to pay to Mr. Nicastro or his designee, or if no designation is made, to his estate, for a period of seven years, an annual benefit equal to one-half of the annual base salary being paid to him on such retirement or death, as the case may be, but in no event less than $150,000 per annum. Such benefits are payable notwithstanding Mr. Nicastro's termination of employment for any reason.

     The employment agreement provides that Mr. Nicastro shall devote such time to the business and affairs of the Company as is reasonably necessary to perform the duties of his position, except that he is not required to perform any duties or responsibilities which would be likely to result in non-compliance with or breach or violation of his employment agreement with WMS. Mr. Nicastro currently spends approximately 50% of his working time on the affairs of the Company and approximately 50% of his working time on the affairs of WMS.

     Mr. Nicastro is employed by WMS pursuant to an employment agreement which provides for, among other things, full participation in all benefit plans available to senior executives of WMS and for reimbursement of all medical and dental expenses incurred by him or his spouse and incurred by his children under the age of twenty-one. Mr. Nicastro's employment agreement with the Company provides that should WMS fail for any reason to provide the aforementioned benefits to Mr. Nicastro, the Company and WMS will each provide such benefits to him at its expense. Additionally, the Company will provide Mr. Nicastro with $1,000,000 of life insurance coverage in addition to the standard amount provided to Company employees. The agreement further provides for full compensation during periods of illness or incapacity; however, the Company may give 30 days' notice of termination if such illness or incapacity disables Mr. Nicastro from performing his duties for a period of more than six months. Such termination notice becomes effective if full performance is not resumed within 30 days after such notice and maintained for a period of two months thereafter. The employment agreement may be terminated at the election of Mr. Nicastro upon the occurrence without his consent or acquiescence of any one or more of the following events: (i) the placement of Mr. Nicastro in a position of lesser stature or the assignment to Mr. Nicastro of duties, performance requirements or working conditions significantly different from or at variance with those presently in effect; (ii) the treatment of Mr. Nicastro in a manner which is in derogation of his status as a senior executive; (iii) the cessation of service of Mr. Nicastro as a member of the Board of Directors of the Company; (iv) the discontinuance or reduction of amounts payable or personal benefits available to Mr. Nicastro pursuant to such agreement; or (v) the requirement that Mr. Nicastro work outside his agreed upon metropolitan area. In any such event, and in the event the Company is deemed to have wrongfully terminated Mr. Nicastro's employment agreement under the terms thereof, the Company is obligated (a) to make a lump sum payment to Mr. Nicastro equal in amount to the sum of the aggregate base salary during the remaining term of his employment agreement (but in no event less than three times the highest base salary payable to him during the one-year period prior to such event), the bonus (assuming pre-tax income of the Company during the remainder of the term of the employment agreement is earned at the highest level achieved in either of the last two full fiscal years prior to such termination) and the retirement benefit (assuming the date of termination is his retirement date) otherwise payable under the terms of the employment agreement and (b) to purchase at the election of Mr. Nicastro all stock options held by him with respect to the Company's Common Stock at a price equal to the spread between the option price and the fair market price of such stock as defined in the agreement. The employment agreement may also be terminated at the election of Mr. Nicastro if individuals who presently constitute the Board of Directors, or successors approved by such Board members, cease for any reason to constitute at least a majority of the Board. Upon such an event, the Company may be required to purchase the stock options held by Mr. Nicastro and make payments similar to those described above.

     If payments made to Mr. Nicastro pursuant to the employment agreement after a change of control are considered "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986, as amended, additional compensation is required to be paid to Mr. Nicastro to the extent necessary to eliminate the economic effect on him of the resulting excise tax. Pursuant to Section 280G, in addition to income taxes, the recipient is subject to a 20% nondeductible excise tax on excess parachute payments. An excess parachute payment is a payment in the nature of compensation which is contingent on a change of ownership or effective control and which exceeds the portion of the base amount (i.e., the average compensation for the five-year period prior to the change of control) allocable to the payment. These rules apply only if the present value of all payments of compensation (including non-taxable fringe benefits) at the time of a change of control is at least equal to three times the base amount. Excess parachute payments are not deductible by the Company.

     Midway Home Entertainment Inc. ("Midway Home"), a wholly-owned subsidiary of the Company, has entered into an employment agreement with Mr. Byron C. Cook, pursuant to which Mr. Cook serves as President and Chief Operating Officer of Midway Home. The agreement expires May 1, 1998 and was entered into in connection with the Company's acquisition of Tradewest. Mr. Cook's current base salary is $300,000 per annum. For fiscal 1997, Mr. Cook also received a bonus of $250,000. Mr. Cook is entitled to participate in the Company's employee benefit plans generally available to executives of the Company. In addition, pursuant to the agreement on May 2, 1994, Mr. Cook was awarded non-qualified stock options to purchase 200,000 shares of WMS common stock. Mr. Cook has agreed not to engage in any competitive business with the Company in North America until May 2, 1999 so long as the Company continues to make salary payments pursuant to the agreement.

STOCK OPTION PLAN

     The Company's Stock Option Plan (the "Stock Option Plan") provides for the granting of stock options to directors, officers, employees, consultants and advisors of the Company and its subsidiaries. The Stock Option Plan is intended to encourage stock ownership by directors, officers, employees, consultants and advisors of the Company and its subsidiaries and thereby enhance their proprietary interest in the Company. The Stock Option Plan is administered by the Compensation and Stock Option Committee of the Board of Directors. Subject to the provisions of the Stock Option Plan, the Compensation and Stock Option Committee shall have sole authority to determine which of the eligible directors, officers, employees, consultants and advisors of the Company shall receive stock options, the terms, including applicable vesting periods, of such options, and the number of shares for which such options shall be granted.

     The total number of shares of the Company's Common Stock that may be purchased pursuant to stock options under the Stock Option Plan shall not exceed in the aggregate 2,000,000 shares. The option price per share with respect to each such option shall be determined by the Compensation and Stock Option Committee but shall not be less than 100% of the fair market value of the Company's Common Stock on the date such option is granted as determined by the Committee. The Stock Option Plan terminates in 2006 unless terminated earlier.

     Prior to the Offering, WMS, as sole stockholder of the Company, approved the adoption of the Stock Option Plan following approval by WMS' Stock Option Committee and Board of Directors.

     At June 30, 1997, options to purchase 1,810,000 shares of Common Stock exercisable at $20.00 per share were outstanding under the Stock Option Plan, 1,760,000 of which are held by officers, directors and employees of the Company and 50,000 of which are held by advisors and consultants to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of September 5, 1997 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent of the Company's Common Stock, each Executive Officer of the Company who is not also a Director of the Company, and Directors and Executive Officers of the Company as a group. Security ownership of the individual Directors of the Company, including those who are also Executive Officers of the Company, is set forth under the heading "Identification of Directors" in Item 10(a) above.

                                                             NUMBER OF SHARES OF      PERCENTAGE OF
                                                                COMMON STOCK           OUTSTANDING
           NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)    COMMON STOCK(2)
           ------------------------------------             ---------------------    ---------------
WMS Industries Inc. .......................................      33,400,000               86.8%
  3401 North California Avenue
  Chicago, IL 60618
Orrin J. Edidin............................................               0                   0
  Midway Games Inc.
  3401 North California Avenue
  Chicago, IL 60618
Directors and Executive Officers as a group (13 persons)...               743,000(3)       1.9%

-------------------------
(1) Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of such shares within 60 days.

(2) For purposes of calculating the percentage of outstanding Common Stock owned by each Executive Officer and Directors and Executive Officers as a group, shares issuable upon the exercise of stock options exercisable within 60 days have been deemed to be outstanding.

(3) Includes 680,000 shares of Common Stock which the directors and executive officers of the Company have the right to acquire upon the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH WMS

     Prior to the Offering, the Company was a wholly-owned subsidiary of WMS. As a result of the Offering, WMS' beneficial ownership of Common Stock was reduced from 100.0% to 86.8%. A majority of the Company's directors are directors and/or officers of WMS. Additionally, several of the executive officers of the Company are officers and/or directors of WMS. See "Item 10 -- Directors and Executive Officers of the Registrant."

     In contemplation of the Offering, the Company and WMS entered into the following agreements:

     Manufacturing and Services Agreement. The Company and WMS entered into the Manufacturing and Services Agreement with respect to various aspects of their future relationship. The Manufacturing and Services Agreement became effective as of July 1, 1996 and will continue in effect unless terminated (a) by either party for any reason upon 180 days' notice or (b) in the event of a material default, immediately at the election of the non-defaulting party. The Company also has the right, upon 180 days' notice, to terminate the manufacturing and related services provided by WMS while retaining WMS' other services. The Manufacturing and Services Agreement provides, among other things, that WMS will provide the Company with management, legal and administrative services and certain services for its coin-operated video games including, without limitation: (i) manufacturing; (ii) engineering support; (iii) sales and marketing; (iv) warranty and field services; and (v) creative services. The aforementioned services are provided to the Company upon terms which the Company believes are fair and reasonable. The parties have agreed that with respect to matters not specifically covered in the Manufacturing and Services Agreement, or if changes in business circumstances should cause the method of handling matters specifically covered to be unfair to either party, such matters will be referred to a negotiating committee consisting of two designees of each party.

     All of the Company's coin-operated video games are manufactured and assembled by WMS at its facilities in Cicero and Waukegan, Illinois. Materials used in the manufacture of coin-operated video games are purchased by Midway at its expense. Certain other manufacturing costs are allocated based upon units produced for the Company and the other amusement games businesses of WMS. All labor costs associated with the manufacturing of coin-operated video games are charged to the Company at actual cost to WMS. Certain management, legal and administrative expenses and sales and marketing expenses are allocated based upon the revenues of and/or units produced for the Company and the other amusement games businesses of WMS or other methods appropriate for the allocation of the particular expense.

     For so long as the Manufacturing and Services Agreement remains in effect and for a period of five years thereafter, (i) WMS is precluded from engaging, directly or indirectly, in the business of designing, developing, manufacturing, marketing or distributing coin-operated or home video games (except for its activities on behalf of the Company) and (ii) the Company is precluded from engaging, directly or indirectly, in the business of designing, developing, manufacturing, marketing or distributing coin-operated pinball games, novelty games, video lottery terminals or gaming machines such as slot machines.

     Tax Sharing Agreement. The Company has been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988. Therefore, the Company is jointly and severally liable for any federal tax liability incurred by the WMS Group. The Company and WMS entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") whereby WMS and the Company have agreed upon a method for: (i) determining the amount which the Company must pay to WMS in respect of federal income taxes; (ii) compensating any member of the WMS Group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS Group tax liability as determined under the federal consolidated return regulations; and (iii) providing for the receipt of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years and for payments upon subsequent adjustments. The amount the Company is required to pay to WMS in respect of federal income taxes is determined as if the Company was filing a separate tax return. If any two or more members of the WMS Group are required to elect, or WMS elects to cause two or more members of the WMS Group to file combined or consolidated income tax returns under state or local income tax law, the financial consequences of such filings among such members shall be determined in a manner as similar as practicable to those provided for under the Tax Sharing Agreement for federal taxes. The Tax Sharing Agreement is not binding on the Internal Revenue Service (the "IRS") or upon state, local or foreign taxing authorities. The effectiveness of the Tax Sharing Agreement is therefore dependent on each member of the WMS Group having the ability to pay its relative share of taxes. Because the IRS or other taxing authorities can be expected to seek payment from WMS prior to seeking payment from the individual group members, it is likely that the Company would seek to enforce any rights it may have against WMS for sharing at a time when WMS was unable to pay its proportionate share of taxes.

     Registration Rights Agreement. Prior to the consummation of the Offering, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with WMS, pursuant to which the Company has agreed, upon the request of WMS, to file up to two registration statements under the Securities Act of 1933, as amended, in order to permit WMS to offer and sell shares of Common Stock that WMS or its affiliates may beneficially own. The Company will pay all registration fees and expenses in connection with any requested registration, except that WMS will pay any underwriting discounts or commissions relating to shares owned by it and included in any such registration. The Company will not be required to comply with any request for registration unless the request involves at least 5% of the total number of the then outstanding shares of Common Stock. The Registration Rights Agreement also provides WMS the right to include its Common Stock holdings in certain registration statements covering offerings by the Company and the Company will pay all fees and expenses of such offerings other than underwriting discounts or commissions as they relate to WMS' shares. The Company will indemnify WMS and its officers, directors and controlling persons against certain liabilities in respect of any registrations or other offerings covered by the Registration Rights Agreement. WMS will indemnify the Company against any liability arising as a result of information provided by WMS and included in any offering document covered by the Registration Rights Agreement. The Company has the right to request WMS to delay any exercise by WMS of its rights to require registration and other actions for a period of up to 60 days under certain circumstances. WMS has further agreed that it will not include any Common Stock in any registration statement of the Company which, in the judgment of the underwriters for such offering, would adversely affect such offering by the Company. The rights of WMS under the Registration Rights Agreement are transferable to an assignee of WMS at its option.

     Patent License Agreement. The Company and WMS entered into a patent license agreement pursuant to which the Company and WMS each licensed to the other, on a perpetual, royalty-free basis, certain patents used in the development and manufacture of both coin-operated video games and video lottery terminals and other gaming machines.

OTHER RELATED TRANSACTIONS

     Mr. Byron C. Cook, Executive Vice President -- Home Video and a Director of the Company, owned a one-third interest in each of the three commonly owned companies which constituted Tradewest, the operating assets and business of which were acquired by the Company in April 1994. The purchase price for the assets acquired from Tradewest was set at five times the average annual pre-tax income of the acquired business during the four year period commencing May 1, 1994 with a minimum purchase price of $14.1 million, which was paid at the closing, and a maximum additional payment of $36.0 million to be paid during the four-year earn-out period. Over the first three years of the earn-out period, the Company has paid an aggregate sum of $21.6 million as additional purchase price. The Company will pay an additional $14.4 million in additional purchase price.

     Mr. Ira S. Sheinfeld, a Director of each of the Company and WMS, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP which the Company and WMS retained to provide tax services during the 1997 fiscal year and which each proposes to retain for such services during the current fiscal year.

     Mr. Richard D. White, a Director of the Company, is a Managing Director of Oppenheimer & Co., Inc., which was one of the representatives of the underwriters of the Offering and which received customary compensation in connection therewith. Oppenheimer & Co., Inc., is currently rendering financial advisory services to WMS in connection with the Distribution. Additionally, Oppenheimer & Co., Inc. has rendered financial advisory services to WMS in the past and received customary compensation in connection therewith.

     Mr. Gerald O. Sweeney, Jr., a Director of the Company, is a member of the law firm of Lord, Bissell & Brook which performs legal services for the Company from time to time.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements of the Company. All financial statements of the Company required to be disclosed in this Item 14(a)(1) appear in the Financial Statements in the 1997 Annual Report. Such Financial Statements are incorporated by reference herein. See "Index to Financial Information" on page F-1.

       (2) Financial Statement Schedule of the Company. See "Index to Financial Information" on page F-1.

       (3) Exhibits.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

  2.1      Rights Agreement dated as of October 24, 1996 between the
           Registrant and The Bank of New York, incorporated by reference to Exhibit 2.1 to the Registrant's Registration
           Statement on Form S-1, File No. 333-11919, filed on
           September 13, 1996 (the "S-1 Registration Statement").

  2.2      Form of Certificate of Designations of Series A Preferred
           Stock (included as Exhibit A to Exhibit 2.1 hereof), incorporated by reference to Exhibit 2.2 to the S-1
           Registration Statement.

  2.3 Specimen Form of Rights Certificate (included as Exhibit B to Exhibit 2.1 hereof), incorporated by reference to Exhibit
           2.3 to the S-1 Registration Statement.

  2.4      Summary of Rights Plan (included as Exhibit C to Exhibit 2.1 hereof), incorporated by reference to Exhibit 2.4 to the S-1
           Registration Statement.

  3.1      Amended and Restated Certificate of Incorporation of the
           Registrant, incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement.

  3.2 Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the S-1 Registration
           Statement.

  4.1 Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement.

 10.1      Manufacturing and Services Agreement dated as of July 1,
           1996 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the S-1
           Registration Statement.

           Tax Sharing Agreement dated as of July 1, 1996 among WMS
 10.2      Industries Inc., the Registrant, Midway Home Entertainment
           Inc., Midway Interactive Inc., Atari Games Corporation and
           Tengen Inc., incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement.

 10.3 Registration Rights Agreement dated as of July 1, 1996 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.3 to the S-1 Registration
           Statement.

 10.4      Patent License Agreement dated as of July 1, 1996 between
           the Registrant and Williams Electronics Games, Inc.,
           incorporated by reference to Exhibit 10.4 to the S-1
           Registration Statement.
 10.5
           Employment Agreement dated as of July 1, 1996 between Mr.
           Neil D. Nicastro and the Registrant, incorporated by
           reference to Exhibit 10.5 to the S-1 Registration Statement.
 10.6
           Employment Agreement dated April 29, 1994 between Mr. Byron
           C. Cook and Midway Home Entertainment Inc., incorporated by
 10.7      reference to Exhibit 10.6 to the S-1 Registration Statement.

           Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement.

 10.8 Form of Indemnity Agreement authorized to be entered into between the Registrant and each Officer and Director of the Registrant, incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement.


EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.9      GTIS Master Option and License Agreement by and among WMS
           Industries Inc., Williams Electronics Games, Inc., the
           Registrant and Midway Home Entertainment Inc., and GT
           Interactive Software Corp. dated December 28, 1994,
           incorporated by reference to Exhibit 10.9 to the S-1
           Registration Statement.

 10.10 Amendment to GTIS Master Option and License Agreement by and among WMS Industries Inc., Williams Electronics Games, Inc., the Registrant and Midway Home Entertainment Inc., and GT
           Interactive Software Corp. dated March 31, 1995, incorporated by reference to Exhibit 10.10 to the S-1
           Registration Statement.

 10.11 Second Amendment to GTIS Master Option and License Agreement by and among WMS Industries Inc., Williams Electronics
           Games, Inc., the Registrant and Midway Home Entertainment
           Inc., and GT Interactive Software Corp. dated March 27,
           1996, incorporated by reference to Exhibit 10.11 to the S-1
           Registration Statement.

 10.12 GTIS Master Option and License Agreement (Home Video Games) by and among WMS Industries Inc., Williams Electronics
           Games, Inc., the Registrant and Midway Home Entertainment
           Inc., and GT Interactive Software Corp. dated March 31,
           1995, incorporated by reference to Exhibit 10.12 to the S-1
           Registration Statement.

 10.13     Amendment to GTIS Master Option and License Agreement (Home
           Video Games) by and among WMS Industries Inc., Williams
           Electronics Games, Inc., the Registrant and Midway Home
           Entertainment Inc., and GT Interactive Software Corp. dated
           March 27, 1996, incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.

 10.14     Master Option and License Agreement for Atari Home Video
           Games dated March 27, 1996, between WMS Industries Inc. and
           GT Interactive Software Corp., incorporated by reference to
           Exhibit 10.14 to the S-1 Registration Statement.

 10.15     Master Option and License Agreement for Atari PC Games dated
           March 27, 1996, between WMS Industries Inc. and GT
           Interactive Software Corp., incorporated by reference to
           Exhibit 10.15 to the S-1 Registration Statement.

 10.16 Stock Purchase Agreement dated as of February 23, 1996 between Warner Communications, Inc. and Williams Interactive
           Inc., incorporated by reference to Exhibit 10.16 to the S-1
           Registration Statement.

 10.17     Credit Agreement dated as of October 15, 1996 between the
           Registrant and Bank of America Illinois, incorporated by reference to Exhibit 10.17 to the S-1 Registration
           Statement.

*10.18     Agreement dated as of April 15, 1997 between Warner
           Communications, Inc. and Midway Interactive Inc. (formerly
           Williams Interactive Inc.)

*13        1997 Annual Report to Stockholders.

*21        Subsidiaries of the Registrant.

*23        Consent of Ernst & Young LLP.

*27        Financial Data Schedule (filed with EDGAR version only).


-------------------------
* Filed herewith

     (b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September, 1997.

                                          MIDWAY GAMES INC.
                                          (Registrant)

                                          By:     /s/ NEIL D. NICASTRO

                                            ------------------------------------
                                                     Neil D. Nicastro,
                                             Chairman of the Board, President,
                                                Chief Executive Officer and
                                                  Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

                   NAME                                    TITLE                         DATE
                   ----                                    -----                         ----


           /s/ NEIL D. NICASTRO             Chairman of the Board, President,     September 26, 1997
------------------------------------------    Chief Executive Officer and Chief
             Neil D. Nicastro                 Operating Officer (Principal
                                              Executive Officer) and Director

         /s/ HAROLD H. BACH, JR.            Executive Vice President -- Finance,  September 26, 1997
------------------------------------------    Treasurer and Chief Financial
           Harold H. Bach, Jr.                Officer (Principal Financial and
                                              Principal Accounting Officer) and
                                              Director

            /s/ BYRON C. COOK               Executive Vice President -- Home      September 26, 1997
------------------------------------------    Video and Director
              Byron C. Cook

          /s/ KENNETH J. FEDESNA            Executive Vice President -- Coin-Op   September 26, 1997
------------------------------------------    Video and Director
            Kenneth J. Fedesna

          /s/ LOUIS J. NICASTRO             Director                              September 26, 1997
------------------------------------------
            Louis J. Nicastro

        /s/ WILLIAM C. BARTHOLOMAY          Director                              September 26, 1997
------------------------------------------
          William C. Bartholomay

          /s/ WILLIAM E. MCKENNA            Director                              September 26, 1997
------------------------------------------
            William E. McKenna

           /s/ NORMAN J. MENELL             Director                              September 26, 1997
------------------------------------------
             Norman J. Menell

                   NAME                                    TITLE                         DATE
                   ----                                    -----                         ----
             /s/ HARVEY REICH               Director                              September 26, 1997
------------------------------------------
               Harvey Reich

           /s/ IRA S. SHEINFELD             Director                              September 26, 1997
------------------------------------------
             Ira S. Sheinfeld

           /s/ RICHARD D. WHITE             Director                              September 26, 1997
------------------------------------------
             Richard D. White

        /s/ GERALD O. SWEENEY, JR.          Director                              September 26, 1997
------------------------------------------
          Gerald O. Sweeney, Jr.

                               MIDWAY GAMES INC.

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------
Financial Statements and Financial Statement Schedule
Report of independent auditors..............................    F-2
Balance sheets at June 30, 1997 and June 30, 1996...........      *
Statements of income for the years ended June 30, 1997, 1996
  and 1995..................................................      *
Statements of changes in stockholders' equity for the years
  ended June 30, 1997, 1996 and 1995........................      *
Statements of cash flows for the years ended June 30, 1997,
  1996 and 1995.............................................      *
Notes to financial statements...............................      *
Financial statements schedule II -- Valuation and qualifying accounts for the years ended June 30, 1997, 1996 and
  1995......................................................    F-3

-------------------------
* Incorporated by reference to the 1997 Annual Report filed as Exhibit 13 to this Form 10-K.

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midway Games Inc.

     We have audited the financial statements of Midway Games Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of Midway Games Inc. for the year ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midway Games Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 19, 1997

                               MIDWAY GAMES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                                              COLUMN C
             COLUMN A                   COLUMN B              ADDITIONS              COLUMN D        COLUMN E
----------------------------------    ------------    -------------------------    -------------    ----------
                                       BALANCE AT     CHARGED TO     CHARGED TO    DEDUCTIONS --    BALANCE AT
                                      BEGINNING OF     COSTS AND       OTHER          AMOUNTS         END OF
           DESCRIPTION                   PERIOD        EXPENSES       ACCOUNTS      WRITTEN OFF       PERIOD
           -----------                ------------    ----------     ----------    -------------    ----------

Allowance for receivables:
1997..............................      $ 995,000     $14,586,000       $ --         $10,641,000    $4,940,000
1996..............................      $1,078,000    $ 3,358,000       $ --         $ 3,441,000    $  995,000
1995..............................      $      --     $ 3,218,000       $ --         $ 2,140,000    $1,078,000

                                 EXHIBIT INDEX

EXHIBIT                                                                    SEQUENTIAL
  NO.                              DESCRIPTION                              PAGE NO.
-------                            -----------                             ----------

  2.1 Rights Agreement dated as of October 24, 1996 between the Registrant and The Bank of New York, incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, File No. 333-11919, filed on September 13, 1996 (the "S-1 Registration Statement").
  2.2 Form of Certificate of Designations of Series A Preferred Stock (included as Exhibit A to Exhibit 2.1 hereof), incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement.
  2.3 Specimen Form of Rights Certificate (included as Exhibit B to Exhibit 2.1 hereof), incorporated by reference to Exhibit
           2.3 to the S-1 Registration Statement.
  2.4 Summary of Rights Plan (included as Exhibit C to Exhibit 2.1 hereof), incorporated by reference to Exhibit 2.4 to the S-1 Registration Statement.
  3.1 Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement.
  3.2 Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement.
  4.1 Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement.
 10.1 Manufacturing and Services Agreement dated as of July 1, 1996 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement.
 10.2 Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement.
 10.3 Registration Rights Agreement dated as of July 1, 1996 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement.
 10.4 Patent License Agreement dated as of July 1, 1996 between the Registrant and Williams Electronics Games, Inc., incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement.
 10.5 Employment Agreement dated as of July 1, 1996 between Mr. Neil D. Nicastro and the Registrant, incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement.
 10.6      Employment Agreement dated April 29, 1994 between Mr. Byron
           C. Cook and Midway Home Entertainment Inc., incorporated by reference to Exhibit 10.6 to the S-1 Registration Statement.
 10.7 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement.
 10.8 Form of Indemnity Agreement authorized to be entered into between the Registrant and each Officer and Director of the Registrant, incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement.
 10.9 GTIS Master Option and License Agreement by and among WMS Industries Inc., Williams Electronics Games, Inc., the Registrant and Midway Home Entertainment Inc., and GT Interactive Software Corp. dated December 28, 1994, incorporated by reference to Exhibit 10.9 to the S-1 Registration Statement.

EXHIBIT                                                                    SEQUENTIAL
  NO.                              DESCRIPTION                              PAGE NO.
-------                            -----------                             ----------
 10.10     Amendment to GTIS Master Option and License Agreement by and
           among WMS Industries Inc., Williams Electronics Games, Inc., the Registrant and Midway Home Entertainment Inc., and GT
           Interactive Software Corp. dated March 31, 1995,
           incorporated by reference to Exhibit 10.10 to the S-1
           Registration Statement.
 10.11     Second Amendment to GTIS Master Option and License Agreement
           by and among WMS Industries Inc., Williams Electronics
           Games, Inc., the Registrant and Midway Home Entertainment
           Inc., and GT Interactive Software Corp. dated March 27,
           1996, incorporated by reference to Exhibit 10.11 to the S-1
           Registration Statement.
 10.12     GTIS Master Option and License Agreement (Home Video Games)
           by and among WMS Industries Inc., Williams Electronics
           Games, Inc., the Registrant and Midway Home Entertainment
           Inc., and GT Interactive Software Corp. dated March 31,
           1995, incorporated by reference to Exhibit 10.12 to the S-1
           Registration Statement.
 10.13     Amendment to GTIS Master Option and License Agreement (Home
           Video Games) by and among WMS Industries Inc., Williams
           Electronics Games, Inc., the Registrant and Midway Home
           Entertainment Inc., and GT Interactive Software Corp. dated
           March 27, 1996, incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.
 10.14     Master Option and License Agreement for Atari Home Video
           Games dated March 27, 1996, between WMS Industries Inc. and
           GT Interactive Software Corp., incorporated by reference to
           Exhibit 10.14 to the S-1 Registration Statement.
 10.15     Master Option and License Agreement for Atari PC Games dated
           March 27, 1996, between WMS Industries Inc. and GT
           Interactive Software Corp., incorporated by reference to
           Exhibit 10.15 to the S-1 Registration Statement.
 10.16     Stock Purchase Agreement dated as of February 23, 1996
           between Warner Communications, Inc. and Williams Interactive
           Inc., incorporated by reference to Exhibit 10.16 to the S-1
           Registration Statement.
 10.17     Credit Agreement dated as of October 15, 1996 between the
           Registrant and Bank of America Illinois, incorporated by
           reference to Exhibit 10.17 to the S-1 Registration
           Statement.
*10.18     Agreement dated as of April 15, 1997 between Warner
           Communications, Inc. and Midway Interactive Inc. (formerly
           Williams Interactive Inc.)
*13        1997 Annual Report to Stockholders.
*21        Subsidiaries of the Registrant.
*23        Consent of Ernst & Young LLP.
*27        Financial Data Schedule (filed with EDGAR version only).

-------------------------
* Filed herewith