Form 10-Q
period 1997-09-30
MIDWAY GAMES INC
filed 1997-11-13
CIK 1022080

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                              -------------------------------------------------


                       Commission file number 001-12367
                                             ----------


                               MIDWAY GAMES INC.
                     -------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                Delaware                                        22-2906244
-------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
 or Organization)                                            Identification No.)


3401 North California Ave., Chicago, IL                           60618
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code (773) 961-2222
                                                   -----------------------------

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

                    YES  [X]            NO
                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,500,000 shares of common stock, $.01 par value, were outstanding at October 31, 1997.

                               MIDWAY GAMES INC.
                                  ____________

                                     INDEX

                                                                                     PAGE NO
                                                                                     -------
Part I.  Financial Information:
-------
  Item 1.     Financial Statements:
  ------      Condensed Consolidated Statements of Income -
              Three months ended September 30, 1997 and 1996......................        2

              Condensed Consolidated Balance Sheets -
              September 30, 1997 and June 30, 1997................................      3-4

              Condensed Consolidated Statements of Cash Flows -
              Three months ended September 30, 1997 and 1996......................        5

              Notes to Condensed Consolidated Financial Statements................      6-8

  Item 2.     Management's Discussion and Analysis of Financial Condition
  -------     and Results of Operations...........................................     9-10



Part II.  Other Information:
--------

  Item 6.(a)  Exhibits............................................................       11
  ----------


Signature     ....................................................................       12


                               MIDWAY GAMES INC.
                                 _____________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)

                                                           Three months ended
                                                              September 30,
                                                           ------------------
                                                             1997      1996
                                                           ------------------
Revenues
 Home video.............................................   $ 40,059  $ 47,554
 Coin-operated video....................................     33,681    18,001
                                                           --------  --------
Total revenues..........................................     73,740    65,555


Cost of sales...........................................     38,629    31,175
                                                           --------  --------
Gross profit............................................     35,111    34,380

Research and development expense........................     14,123    12,003
Selling expense.........................................      6,148     7,608
Administrative expense..................................      4,038     3,994
                                                           --------  --------
Operating income........................................     10,802    10,775

Interest and other income...............................        867       157
Interest expense........................................          -    (1,130)
                                                           --------  --------

Income before tax provision.............................     11,669     9,802
Provision for income taxes..............................     (4,434)   (3,725)
                                                           --------  --------

Net income..............................................    $ 7,235   $ 6,077
                                                            =======   =======

Net income per share of common stock....................    $  0.19   $  0.18
                                                            =======   =======

Shares used in calculating per share amounts............     38,500    33,400
                                                            =======   =======


See notes to condensed consolidated financial statements.


[CAPTION]

                               MIDWAY GAMES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                             September 30,    June 30,
                                                                                 1997           1997
                                                                             -------------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................      $   54,132  $   51,862
  Short-term investments..................................................          10,000      10,000
                                                                                ----------  ----------
                                                                                    64,132      61,862

 Receivables, less allowances of $6,802 and $4,940.......................           61,789      54,477
 Receivable from WMS Industries Inc......................................              672          -
 Inventories, at lower of cost (Fifo) or market:
  Raw materials and work in progress.....................................           12,124      14,433
  Finished goods.........................................................           11,253      13,525
                                                                                ----------  ----------
                                                                                    23,377      27,958
 Deferred income taxes...................................................            6,511       5,779
 Other current assets....................................................            8,081       4,329
                                                                                ----------  ----------
  Total current assets...................................................          164,562     154,405

Property and equipment...................................................           18,043      16,891
Less:  accumulated depreciation..........................................           (8,466)     (7,393)
                                                                                ----------  ----------
                                                                                     9,577       9,498

Excess of purchase cost over amount assigned to net assets acquired, net
     of accumulated amortization of $5,830 and $4,850....................           48,170      49,150
Other assets.............................................................            1,246       1,265
                                                                                ----------  ----------
                                                                                $  223,555  $  214,318
                                                                                ==========  ==========

See notes to condensed consolidated financial statements.


                               MIDWAY GAMES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                 September 30,    June 30,
                                                                                    1997            1997
                                                                                 ------------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable............................................................       $  27,434    $  18,889
 Payable to WMS Industries Inc...............................................            -           2,029
 Accrued compensation and related benefits...................................           9,139       11,331
 Income taxes payable........................................................            -           3,866
 Accrued payment on 1994 purchase of Tradewest...............................          14,400       14,400
 Accrued royalties  .........................................................           5,407        6,728
 Other accrued liabilities...................................................          13,752       10,852
                                                                                    ---------    ---------
  Total current liabilities..................................................          70,132       68,095


Deferred income taxes........................................................           2,998        3,037
Other noncurrent liabilities.................................................           2,422        2,418

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued...             -            -
 Common stock, $.01 par value, 100,000,000 shares authorized, 38,500,000
  shares issued and outstanding..............................................             385          385
 Additional paid-in capital..................................................          98,488       98,488
 Retained earnings...........................................................          49,130       41,895
                                                                                    ---------    ---------
  Total stockholders' equity.................................................         148,003      140,768
                                                                                    ---------    ---------
                                                                                    $ 223,555    $ 214,318
                                                                                    =========    =========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                 _____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                                   Three months ended
                                                                                                      September 30,
                                                                                              --------------------------
                                                                                                  1997           1996
                                                                                              -----------     ----------
Operating activities:
Net income..............................................................................       $    7,235     $    6,077
Adjustments to reconcile net income to net cash provided (used) by operatin activities:
  Depreciation and amortization.........................................................            2,053          1,005
  Receivables provision.................................................................            2,299          1,569
  Deferred income taxes.................................................................             (771)          (307)
  Decrease resulting from changes in operating assets and liabilities...................           (7,394)       (21,953)
                                                                                               ----------     ----------
Net cash provided (used) by operating activities........................................            3,422        (13,609)

Investing activities:

Purchase of property and equipment......................................................           (1,152)          (982)
                                                                                               ----------     ----------
Net cash used by investing activities...................................................           (1,152)          (982)

Financing activities:

Net transactions with WMS Industries Inc................................................              -           17,250
                                                                                               ----------     ----------
Net cash provided by financing activities...............................................              -           17,250
Increase in cash and cash equivalents...................................................            2,270          2,659
Cash and cash equivalents at beginning of period........................................           51,862          9,199
                                                                                               ----------     ----------
Cash and cash equivalents at end of period..............................................       $   54,132     $   11,858
                                                                                               ==========     ==========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements
     --------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2.   Planned Distribution
     --------------------

     On August 11, 1997, WMS Industries Inc. ("WMS") announced its intention to distribute pro rata to the stockholders of WMS its remaining ownership interest of 33,400,000 shares of Midway Games Inc. ("Midway") by means of a tax free spin-off. The distribution is conditioned upon several requirements, including the receipt of a ruling from the Internal Revenue Service that the transaction will be tax free to WMS and its stockholders. WMS management anticipates that the spin-off will be completed by early 1998.


3.   Basis of Presentation and Relationship with WMS Industries Inc.
     ---------------------------------------------------------------

     Since its incorporation in 1988 through July 1, 1996 the Company was the primary subsidiary in which WMS conducted the coin-operated video games business. Subsequent to July 1, 1996, Midway has been the only WMS subsidiary in the coin-operated video games business.

     On July 1, 1996 (the "Transfer Date") WMS transferred out of Midway all of the operating assets and liabilities relating to the "Bally/R/" pinball business previously conducted by Midway. On the Transfer Date WMS transferred the coin-operated video game operating assets and liabilities not previously part of Midway from other WMS subsidiaries to Midway. Also on the Transfer Date WMS transferred 100% of the stock of Midway Home Entertainment Inc. and Midway Interactive Inc. to Midway. The aforementioned transfers resulted in WMS concentrating its "Video Game Business" into Midway and its wholly-owned subsidiaries.

     The condensed consolidated financial statements include transfers and allocations of costs and expenses from WMS or other WMS subsidiaries primarily for activities relating to the Midway coin-operated video games business. Cost of sales includes material, labor and labor fringes transferred from the other WMS subsidiaries at cost based on the standard cost of material adjusted to estimated actual using engineered bills of material and actual labor with standard labor fringes applied. Cost of sales also includes allocations of manufacturing overhead cost incurred in the production of coin-operated video games for Midway. Research and development expenses includes allocations for certain shared facilities and personnel. Selling and administrative expenses include certain allocations relating to general management, treasury, accounting, human resources, insurance and selling and marketing. These allocations were determined by using various factors such as dollar amount of sales, number of personnel, square feet of building space, estimates of time spent to provide services and other appropriate costing measures. In the opinion of management these transfers of cost of sales and allocations are made on a reasonable basis to properly reflect the share of costs incurred by WMS on behalf of the Company.

     The financial statements may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity.


4.   Transactions with WMS
     ---------------------

     The Company, except for its Atari Games subsidiary, for the quarter ended September 30, 1996 participated in the WMS central cash management system, pursuant to which all cash receipts were transferred to WMS and all cash disbursements were made by WMS. Seasonal cash needs were provided by WMS. After the completion of the initial public offering on October 29, 1996 the treasury activities of the Video Games Business have been conducted by the Company.

     During the quarter ended September 30, 1996 one subsidiary that has seasonal cash needs was charged interest at prime on the balance of the intercompany payable to WMS. Interest expense payable to WMS was $858,000 for the quarter ended September 30, 1996 which included $764,000 accrued at 6% on the $50 million of dividend notes payable then outstanding.

     The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $17,177,000 and $9,362,000 in the quarters ended September 30, 1997 and September 30, 1996, respectively. In addition, certain other costs have been allocated to the Company based on various factors noted in Note 3. Charges to the Company from WMS and WMS subsidiaries for the allocations in the quarters ended September 30, 1997 and September 30, 1996 were:

                                                     Three months ended
                                                        September 30,
                                                     1997          1996
                                                     ----          ----
                                                       (in thousands)
        Manufacturing overhead                     $1,339        $1,378
        Research and development expense              171           183
        Selling expense                               945           498
        Administrative expense                        868         1,034

     The Company entered into a Manufacturing and Services Agreement with WMS under which WMS and its subsidiaries agree to continue performing contract manufacturing for coin-operated video games for Midway and Atari Games as well as providing general management, financial reporting, and treasury services to the Company and general management, accounting, human resources and selling and marketing services to Midway. The Company intends to purchase materials and WMS subsidiaries will manufacture the coin-operated video games charging actual labor with labor fringes and manufacturing overhead allocated. The labor fringes, manufacturing overhead and other services provided will be allocated based on the various factors noted in
     Note 3 that are used in the condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following discussion contains certain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks including those described in the Company's 1997 Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission.

Financial Condition
-------------------

Prior to the October 29, 1996 initial public offering, the Company, except for its Atari Games subsidiary, participated in the WMS central cash management system, pursuant to which all cash receipts were transferred to WMS and all cash disbursements were made by WMS. Seasonal cash needs were provided by WMS. Shortly after the initial public offering the Company established its own cash management system and no longer relies on WMS for its seasonal cash needs.

During the quarter ended September 30, 1997 cash provided by operating activities less cash used for investing activities was $2,270,000. In the quarter ended September 30, 1996 cash used for operating and investing activities was $14,591,000 and cash of $17,250,000 was provided by WMS.

Cash provided by operating activities before changes in operating assets and liabilities was $10,816,000 in the quarter ended September 30, 1997 compared to $8,344,000 in the quarter ended September 30, 1996. The increase in the current quarter was the result of the higher net income, depreciation and amortization and the receivables provision.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows, resulted in a cash outflow of $7,394,000 in the quarter ended September 30, 1997, compared with a cash outflow of $21,953,000 in the quarter ended September 30, 1996, which outflows were primarily due to increased receivables, in part offset by higher accounts payable and accruals and a reduction in inventories from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the quarter ended September 30, 1997 was $1,152,000 compared with $982,000 for the quarter ended September 30, 1996.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 1998 and contains usual bank line of credit terms. There were no borrowings under the credit line at September 30, 1997 and $10,641,000 of letters of credit were outstanding. Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs, as well as pay amounts due under the Tradewest acquisition agreement.

Results of Operations
---------------------

Three months Ended September 30, 1997 Compared With
Three months Ended September 30, 1996

Revenues increased $8,185,000 or 12.5% from $65,555,000 in the quarter ended September 30, 1996 to $73,740,000 in the quarter ended September 30, 1997.

Home video game revenues decreased to $40,059,000 in the quarter ended September 30, 1997 from $47,554,000 in the prior year quarter. Revenues from the sale of next generation home video games increased to $32,595,000 in the quarter ended September 30, 1997 from $5,741,000 in the prior year quarter, offset by the anticipated decline of 16-bit and other home video game revenues to $7,464,000 in the quarter ended September 30, 1997 from $41,813,000 in the prior year quarter. Home video game revenues decreased as a result of the lower home video game selling prices on next generation titles due to new pricing structures initiated by the platform manufacturers. During the September 30, 1997 quarter, the Company released seven new home video game products on four platforms. New products shipped included two for Nintendo 64, two for Sony Playstation, two for Sega Saturn and one for Super Nintendo. Midway's best selling video games during the quarter were Top Gear Rally, Mace the Dark Age and MK Mythologies: Subzero.

Coin-operated video revenues increased 87.1% to $33,681,000 in the September 30, 1997 quarter from $18,001,000 in the quarter ended September 30, 1996. The increased coin-operated video game revenues were primarily from an increased number of titles being sold in the quarter ended September 30, 1997 compared to the prior year quarter. Shipments in the September 30, 1997 quarter included initial sales of Mortal Kombat 4 and Off Road Challenge and continuing sales of San Francisco Rush, Maximum Force, Cruis'n the World and Touchmaster.

Gross profit increased to $35,111,000 (47.6% of revenues) in the quarter ended September 30, 1997 from $34,380,000 (52.4% of revenues) in the quarter ended September 30, 1996. The increase in gross profit was primarily from increased revenues offset, in part, by a decrease in the gross profit margin. The gross profit margin decreased primarily due to the change in the revenue mix to a higher level of coin-operated video games.

Research and development expenses increased $2,120,000 or 17.7% from $12,003,000 (18.3% of revenues) in the quarter ended September 30, 1996 to $14,123,000 (19.2% of revenues) in the quarter ended September 30, 1997. The increase is due in part to an increased number of game development teams.

Selling expense decreased $1,460,000 from $7,608,000 (11.6% of revenues) in the quarter ended September 30, 1996 to $6,148,000 (8.3% of revenues) in the quarter ended September 30, 1997. The decrease was primarily due to lower home video game selling expense needed to support lower home video game revenues.

Administrative expense increased $44,000 from $3,994,000 (6.1% of revenues) in the quarter ended September 30, 1996 to $4,038,000 (5.5% of revenues) in the quarter ended September 30, 1997. Notwithstanding the elimination of the non-recurring expense related to the installation of a new computer system in the September 30, 1996 quarter, administrative expense did not decrease primarily because of increased goodwill amortization and depreciation and public company expenses in the September 30, 1997 quarter.

Operating income in the quarter ended September 30, 1997 increased $27,000 from $10,775,000 (16.4% of revenues) in the quarter ended September 30, 1996 to $10,802,000 (14.6% of revenues) in the quarter ended September 30, 1997.

Interest and other income increased from $157,000 in the September 30, 1996 quarter to $867,000 in the September 30, 1997 quarter. The increase is primarily from interest income on a higher level of cash and cash equivalents and short-term investments.

Interest expense of $1,130,000 in the quarter ended September 30, 1996 was due to interest on the Atari Games purchase notes and interest on the $50 million dividend notes due to WMS both of which are no longer outstanding.

Net income increased $1,158,000 or 19.1% from $6,077,000, $.18 per share, in the quarter ended September 30, 1996 to $7,235,000, $.19 per share, in the quarter ended September 30, 1997. The number of shares used in calculating per share earnings increased by 15% to 38,500,000 in the September 30, 1997 quarter from 33,400,000 in the September 30, 1996 quarter because of 5,100,000 shares of common stock sold in the October 29, 1996 public offering.

                                    PART II
                               OTHER INFORMATION


Item 6.(a) Exhibits
-------------------

Exhibit 27 - Financial Data Schedule

                               MIDWAY GAMES INC.
                                _______________

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                             MIDWAY GAMES INC.
                                             -----------------
                                             (Registrant)



Dated:  November 12, 1997                    By:  /S/ Harold H. Bach, Jr.
                                             ----------------------------
                                             Harold H. Bach, Jr.
                                             Executive Vice President-Finance
                                             Principal Financial and
                                             Chief Accounting Officer