Form 10-Q
period 1997-12-31
MIDWAY GAMES INC
filed 1998-02-11
CIK 1022080

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1997
                              --------------------------------------------------


                       Commission file number 001-12367
                                              ---------


                              MIDWAY GAMES, INC.
--------------------------------------------------------------------------------
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

                    YES    X           NO
                       ---------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,500,000 shares of common stock, $.01 par value, were outstanding at January 30, 1998.

                               MIDWAY GAMES INC.
                                 ____________

                                     INDEX

                                                                      PAGE NO
                                                                      -------
Part I.  Financial Information:
-------
  Item 1.   Financial Statements:
  -------
            Condensed Consolidated Statements of Income --
            Three and six months ended December 31, 1997 and 1996..       2

            Condensed Consolidated Balance Sheets --
            December 31, 1997 and June 30, 1997....................     3-4

            Condensed Consolidated Statements of Cash Flows --
            Six months ended December 31, 1997 and 1996............       5

            Notes to Condensed Consolidated Financial Statements...     6-8


  Item 2.   Management's Discussion and Analysis of Financial
  -------   Condition and Results of Operations....................     9-12


Part II.  Other Information:
--------

  Item 6.(a)  Exhibits.............................................      13
  ----------

Signature..........................................................      14

                               MIDWAY GAMES INC.

                                 _____________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)

                                                               Three months ended            Six months ended
                                                                  December 31,                 December 31,
                                                             ---------------------         ----------------------
                                                               1997         1996             1997          1996
                                                             --------     --------         --------      --------
Revenues
 Home video...............................................   $ 76,997     $ 93,577         $117,056      $141,131
 Coin-operated video......................................     48,060       31,942           81,741        49,943
                                                             --------     --------         --------      --------
Total revenues............................................    125,057      125,519          198,797       191,074

Cost of sales.............................................     61,357       70,316           99,986       101,491
                                                             --------     --------         --------      --------
Gross profit..............................................     63,700       55,203           98,811        89,583

Research and development expense..........................     17,952       14,780           32,075        26,783
Selling expense...........................................     11,693       12,162           17,841        19,770
Administrative expense....................................      4,963        4,762            9,001         8,756
                                                             --------     --------         --------      --------
Operating income..........................................     29,092       23,499           39,894        34,274

Interest and other income.................................        557        1,723            1,424         1,880
Interest expense..........................................          -         (856)               -        (1,986)
                                                             --------     --------         --------      --------
Income before tax provision...............................     29,649       24,366           41,318        34,168
Provision for income taxes................................    (11,267)      (9,259)         (15,701)      (12,984)
                                                             --------     --------         --------      --------
Net income................................................   $ 18,382     $ 15,107         $ 25,617      $ 21,184
                                                             ========     ========         ========       =======

Net income per share of common stock - basic and diluted.    $   0.48     $   0.41         $   0.67      $   0.60
                                                             ========     ========         ========      ========

Weighted average shares outstanding.......................     38,500       36,800           38,500        35,100
                                                             ========     ========         ========      ========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.

                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)


                                                                               December 31,       June 30,
                                                                                   1997             1997
                                                                               ------------     -----------
ASSETS
------

Current assets:
 Cash and cash equivalents................................................        $ 37,755        $ 51,862
 Short-term investments...................................................           9,000          10,000
                                                                                  --------        --------
                                                                                    46,755          61,862

 Receivables, less allowances of $7,606 and $4,940........................          95,756          54,477
 Inventories, at lower of cost (Fifo) or market:
  Raw materials and work in progress......................................           7,625          14,433
  Finished goods..........................................................          11,342          13,525
                                                                                  --------        --------
                                                                                    18,967          27,958
 Deferred income taxes....................................................           6,777           5,779
 Other current assets.....................................................          11,354           4,329
                                                                                  --------        --------

  Total current assets....................................................         179,609         154,405

Property and equipment....................................................          19,398          16,891
Less:  accumulated depreciation...........................................          (9,521)         (7,393)
                                                                                  --------        --------
                                                                                     9,877           9,498

Excess of purchase cost over amount assigned to net assets acquired, net
     of accumulated amortization of $6,810 and $4,850.....................          47,190          49,150
Other assets..............................................................           1,244           1,265
                                                                                  --------        --------
                                                                                  $237,920        $214,318
                                                                                  ========        ========

See notes to condensed consolidated financial statements.


                               MIDWAY GAMES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)


                                                                                     December 31,          June 30,
                                                                                        1997                 1997
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 ------------          ---------
------------------------------------
Current liabilities:
 Accounts payable.............................................................       $   10,878            $  18,889
 Payable to WMS Industries Inc................................................            2,265                2,029
 Accrued compensation and related benefits....................................            8,666               11,331
 Income taxes payable.........................................................            6,328                3,866
 Accrued payment on 1994 purchase of Tradewest................................           14,400               14,400
 Accrued royalties............................................................            6,808                6,728
 Other accrued liabilities....................................................           16,762               10,852
                                                                                     ----------           ----------
  Total current liabilities...................................................           66,107               68,095


Deferred income taxes.........................................................            2,998                3,037
Other noncurrent liabilities..................................................            2,430                2,418

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued....               --                   --
 Common stock, $.01 par value, 100,000,000 shares authorized, 38,500,000
  shares issued and outstanding...............................................              385                  385
 Additional paid-in capital...................................................           98,488               98,488
 Retained earnings............................................................           67,512               41,895
                                                                                     ----------           ----------
  Total stockholders' equity..................................................          166,385              140,768
                                                                                     ----------           ----------
                                                                                     $  237,920           $  214,318
                                                                                     ==========           ==========

See notes to condensed consolidated financial statements.



                               MIDWAY GAMES INC.
                                 _____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)
                                                                                         Six months ended
                                                                                           December 31,
                                                                               ------------------------------------
                                                                                    1997                    1996
                                                                               ------------------------------------
Operating activities:

Net income.................................................................     $    25,617              $   21,184
Adjustments to reconcile net income to net cash (used) provided by operating activities:
   Depreciation and amortization...........................................           4,088                   2,067
   Receivables provision...................................................           6,636                   7,249
   Deferred income taxes...................................................          (1,037)                 (5,015)
   Decrease resulting from changes in operating assets and liabilities.....         (47,904)                (20,345)
                                                                                -----------              ----------
Net cash (used) provided by operating activities...........................         (12,600)                  5,140

Investing activities:
Purchase of property and equipment.........................................          (2,507)                 (1,492)
Net change in short-term investments.......................................           1,000                      --
                                                                                -----------              ----------
Net cash used by investing activities......................................          (1,507)                 (1,492)

Financing activities:
Net proceeds from public offering..........................................              --                  93,385
Dividend notes paid to WMS Industries Inc..................................              --                 (50,000)
                                                                                -----------              ----------
Net cash provided by financing activities..................................              --                  43,385
                                                                                -----------              ----------
(Decrease) increase in cash and cash equivalents...........................         (14,107)                 47,033
Cash and cash equivalents at beginning of period...........................          51,862                   9,199
                                                                                -----------              ----------
Cash and cash equivalents at end of period.................................     $    37,755               $  56,232
                                                                                ===========              ==========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements
     --------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


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

     On July 1, 1996 (the "Transfer Date") WMS transferred out of Midway all of the operating assets and liabilities relating to the "Bally" pinball business previously conducted by Midway. On the Transfer Date WMS transferred the coin-operated video game operating assets and liabilities not previously part of Midway from other WMS subsidiaries to Midway. Also on the Transfer Date WMS transferred 100% of the stock of Midway Home Entertainment Inc. and Midway Interactive Inc. to Midway. The aforementioned transfers resulted in WMS concentrating its "Video Game Business" into Midway and its wholly-owned subsidiaries.

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


4.   Transactions with WMS
     ---------------------

     The Company, except for its Atari Games subsidiary, during the four months ended October 31, 1996 participated in the WMS central cash management system, pursuant to which all cash receipts were transferred to WMS and all cash disbursements were made by WMS. Seasonal cash needs were provided by WMS. After the completion of the initial public offering on October 29, 1996 the treasury activities of the Video Game Business have been conducted by the Company.

     During the three and six months ended December 31, 1996 one subsidiary that has seasonal cash needs was charged interest at prime on the balance of the intercompany payable to WMS. Interest expense payable to WMS was $395,000 and $1,253,000 for the three and six months ended December 31, 1996, respectively, which included $272,000 and $1,036,000 accrued at 6% on the $50 million of dividend notes payable then outstanding for the three and six months ended December 31, 1996, respectively.

     The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $24,348,000 and $21,763,000 in the three months ended December 31, 1997 and December 31, 1996, respectively, and $41,525,000 and $31,125,000 in the six months ended December 31, 1997 and December 31, 1996, respectively. In addition, certain other costs have been allocated to the Company based on various factors noted in Note 3. Charges to the Company from WMS and WMS subsidiaries for the allocations in the three and six months ended December 31, 1997 and December 31, 1996 were:

                                          Three months ended    Six months ended
                                             December 31,         December 31,
                                          1997          1996    1997     1996
                                          ----          ----    ----     ----
                                            (in thousands)       (in thousands)
                                            --------------       --------------
     Manufacturing overhead               $2,036      $2,133    $3,375   $3,511
     Research and development expense        148         187       319      370
     Selling expense                         466         606       916    1,104
     Administrative expense                  567       1,171     1,092    2,205

     The Company entered into a Manufacturing and Services Agreement with WMS under which WMS and its subsidiaries agree to continue performing contract manufacturing for coin-operated video games for Midway and Atari Games as well as providing general management, financial reporting, and treasury services to the Company and general management, accounting, human resources and selling and marketing services to Midway. The Company intends to purchase materials and WMS subsidiaries will manufacture the coin-operated video games charging actual labor with labor fringes and manufacturing overhead allocated. The labor fringes, manufacturing overhead and other services provided will be allocated based on the various factors noted in
     Note 3.


5.  Earnings Per Share
    ------------------

     For the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which was effective December 15, 1997. The inclusion of dilutive securities under SFAS No. 128 had no impact on current or prior period earnings per share.

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

During the six months ended December 31, 1997 cash used for operating and investing was $14,107,000. In the six months ended December 31, 1996 cash provided by operating activities less cash used for investing activities was $3,648,000. On November 4, 1996 the Company received net proceeds of $93,385,000 (after deducting all cost of issuing the stock) from the initial public offering of 5,100,000 shares of common stock.

Cash provided by operating activities before changes in operating assets and liabilities was $35,304,000 in the six months ended December 31, 1997 compared to $25,485,000 in the six months ended December 31, 1996. The increase in the current six months was the result of the higher net income, depreciation and amortization and the smaller decrease in the deferred tax liability.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows, resulted in a cash outflow of $47,904,000 in the six months ended December 31, 1997, compared with a cash outflow of $20,345,000 in the six months ended December 31, 1996, which outflows were primarily due to increased receivables and other current assets offset in part by a reduction in inventories all from the comparable balances at the respective June 30 year ends. The cash outflow in the six months ended December 31, 1996 was also reduced by an increase in accounts payable and accruals.

Cash used for investing activities was $1,507,000 for the six months ended December 31, 1997 compared with cash used of $1,492,000 for the six months ended December 31, 1996. Cash used for the purchase of property and equipment during the six months ended December 31, 1997 was $2,507,000 compared with $1,492,000 for the six months ended December 31, 1996.

During fiscal 1996 the Board of Directors of the Company declared a dividend and the Company issued $50,000,000 of Dividend Notes payable to WMS with interest at 6%. The dividend notes and accrued interest were paid in November, 1996 from the proceeds of the initial public offering.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 1998 and contains usual bank line of credit terms. There were no borrowings under the credit line at December 31, 1997 and $860,000 of letters of credit were outstanding. Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs, as well as pay amounts due under the Tradewest acquisition agreement.

Results of Operations
---------------------

Three months Ended December 31, 1997 Compared With
Three months Ended December 31, 1996

Revenues decreased $462,000 or 0.4% from $125,519,000 in the fiscal 1997 second quarter ended December 31, 1996 to $125,057,000 in the fiscal 1998 second quarter ended December 31, 1997.

Home video game revenues decreased to $76,997,000 in the quarter ended December 31, 1997 from $93,577,000 in the prior year quarter. The decrease was caused by the anticipated decline of 16-bit and other home video game revenues to $2,031,000 in the quarter ended December 31, 1997 from $23,021,000 in the prior year quarter. Revenues from the sale of next generation home video games increased to $74,966,000 in the quarter ended December 31, 1997 from $70,556,000 in the prior year quarter notwithstanding the lower home video game selling prices on next generation titles due to new pricing structures initiated by the platform manufacturers. Shipments of next generation home video game units increased 18.7% in the fiscal 1998 second quarter compared to the prior year quarter but next generation home video game revenues increased only 6.3% because of a unit sales price decrease of $11.00 for Nintendo 64 and $5.00 for Sony Playstation. The unit cost of sales of the video games for Nintendo 64 decreased by a similar amount resulting in no change in gross profit on this product whereas Sony Playstation unit gross profit decreased by the reduction in sales price. During the December 31, 1997 quarter, the Company released ten new home video game products on three platforms. New products shipped included three for Nintendo 64, six for Sony Playstation and one for Sega Saturn. Midway's best selling home video games during the quarter were MK Mythologies: Subzero, San Francisco Rush, Rampage World Tour, Top Gear Rally and NHL & NHLPA Present Wayne Gretzky 3D Hockey '98.

Coin-operated video revenues increased 50.5% to $48,060,000 in the December 31, 1997 quarter from $31,942,000 in the quarter ended December 31, 1996. The increased coin-operated video game revenues were primarily from an increased number of titles being sold in the quarter ended December 31, 1997 compared to the prior year quarter. Shipments in the December 31, 1997 quarter included initial sales of Blitz and San Francisco Rush - The Rock and continuing sales of Mortal Kombat 4, Off Road Challenge, Maximum Force and Touchmaster.

Gross profit increased to $63,700,000 (50.9% of revenues) in the quarter ended December 31, 1997 from $55,203,000 (44.0% of revenues) in the quarter ended December 31, 1996. The increase in gross profit was primarily from increased coin-operated video game revenues and an increase in the overall gross profit margin. The gross profit margin increased in part due to the higher gross margin realized on Nintendo 64 home video game sales from the change in the pricing structure initiated by Nintendo described above. Gross profit margin also increased due to a higher gross margin on coin-operated video games due to lower parts costs and spreading fixed production costs over a larger sales volume.

Research and development expenses increased $3,172,000 or 21.5% from $14,780,000 (11.8% of revenues) in the quarter ended December 31, 1996 to $17,952,000 (14.4% of revenues) in the quarter ended December 31, 1997. The increase is due in part to an increased number of game development teams.

Selling expense decreased $469,000 from $12,162,000 (9.7% of revenues) in the quarter ended December 31, 1996 to $11,693,000 (9.4% of revenues) in the quarter ended December 31, 1997. The decrease was primarily due to the change in the revenue mix to an increased level of coin-operated video games which have lower selling costs as a percent of sales.

Administrative expense increased $201,000 from $4,762,000 (3.8% of revenues) in the quarter ended December 31, 1996 to $4,963,000 (4.0% of revenues) in the quarter ended December 31, 1997. Notwithstanding the elimination of the non-recurring expense related to the installation of a new computer system in the December 31, 1996 quarter, administration expense did not decrease primarily because of increased goodwill amortization and depreciation and public company expenses in the December 31, 1997 quarter.

Operating income in the quarter ended December 31, 1997 increased $5,593,000 from $23,499,000 (18.7% of revenues) in the quarter ended December 31, 1996 to $29,092,000 (23.3% of revenues) in the quarter ended December 31, 1997.

Interest and other income decreased from $1,723,000 in the December 31, 1996 quarter to $557,000 in the December 31, 1997 quarter. The decrease is primarily because other income from litigation settlement was included in the fiscal 1997 second quarter.

Interest expense of $856,000 in the quarter ended December 31, 1996 was due to interest on the Atari Games purchase notes and interest on the $50 million dividend notes due to WMS both of which are no longer outstanding.

Net income increased $3,275,000 or 21.7% from $15,107,000, $.41 per share, in the quarter ended December 31, 1996 to $18,382,000, $.48 per share, in the quarter ended December 31, 1997. The number of shares used in calculating per share earnings increased by 4.6% to 38,500,000 in the December 31, 1997 quarter from 36,800,000 in the December 31, 1996 quarter because of 5,100,000 shares of common stock sold in the October 29, 1996 public offering.


Results of Operations
---------------------

Six months Ended December 31, 1997 Compared With
Six months Ended December 31, 1996

Revenues increased $7,723,000 or 4.0% from $191,074,000 in the six months ended December 31, 1996 to $198,797,000 in the six months ended December 31, 1997.

Home video game revenues decreased to $117,056,000 in the six months ended December 31, 1997 from $141,131,000 in the prior year six months. The decrease was caused by the anticipated decline of 16-bit and other home video game revenues to $9,495,000 in the six months ended December 31, 1997 from $64,834,000 in the prior year six months. Revenues from the sale of next generation home video games increased to $107,561,000 in the six months ended December 31, 1997 from $76,297,000 in the prior year six months notwithstanding the lower home video game selling prices on next generation titles due to new pricing structures initiated by the platform manufacturers. Shipments of next generation home video game units increased 60.2% in the six months ended December 31, 1997 compared to the prior year six months but next generation home video game revenues increased only 41.0% because of a unit sales price decrease of $11.00 for Nintendo 64 and $5.00 for Sony Playstation. The unit cost of sales of the video games for Nintendo 64 decreased by a similar amount resulting in no change in gross profit on this product whereas Sony Playstation unit gross profit decreased by the reduction in sales price. During the six months ended December 31, 1997, the Company released 17 new home video game products on four platforms. New products shipped included five for Nintendo 64, eight for Sony Playstation, three for Sega Saturn and one for Super Nintendo. Midway's best selling home video games during the six months were MK Mythologies: Subzero, San Francisco Rush, Rampage World Tour, Top Gear Rally, NHL & NHLPA Present Wayne Gretzky 3D Hockey '98 and Mace: The Dark Age.

Coin-operated video revenues increased 63.7% to $81,741,000 in the six months ended December 31, 1997 from $49,943,000 in the six months ended December 31, 1996. The increased coin-operated video game revenues were primarily from an increased number of titles being sold in the six months ended December 31, 1997 compared to the prior year six months. Shipments in the six months ended December 31, 1997 included initial sales of Blitz, San Francisco Rush - The Rock, Mortal Kombat 4 and Off Road Challenge and continuing sales of San Francisco Rush, Maximum Force, Cruis'n the World and Touchmaster.

Gross profit increased to $98,811,000 (49.7% of revenues) in the six months ended December 31, 1997 from $89,583,000 (46.9% of revenues) in the six months ended December 31, 1996. The increase in gross profit was primarily from increased revenues and an increase in the gross profit margin. The gross profit margin increased primarily due to the higher gross margin realized on Nintendo 64 home video game sales from the change in the pricing structure initiated by Nintendo described above. Gross profit margin also increased due to a higher gross margin on coin-operated video games due to lower parts costs and spreading fixed production costs over a larger sales volume.

Research and development expenses increased $5,292,000 or 19.8% from $26,783,000 (14.0% of revenues) in the six months ended December 31, 1996 to $32,075,000 (16.1% of revenues) in the six months ended December 31, 1997. The increase is due in part to an increased number of game development teams.

Selling expense decreased $1,929,000 from $19,770,000 (10.3% of revenues) in the six months ended December 31, 1996 to $17,841,000 (9.0% of revenues) in the six months ended December 31, 1997. The decrease was primarily due to the change in the revenue mix to an increased level of coin-operated video games which have lower selling costs as a percent of sales.

Administrative expense increased $245,000 from $8,756,000 (4.6% of revenues) in the six months ended December 31, 1996 to $9,001,000 (4.5% of revenues) in the six months ended December 31, 1997. Notwithstanding the elimination of the non-recurring expense related to the installation of a new computer system in the six months ended December 31, 1996, administration expense did not decrease primarily because of increased goodwill amortization and depreciation and public company expenses incurred in the six months ended December 31, 1997.

Operating income in the six months ended December 31, 1997 increased $5,620,000 from $34,274,000 (17.9% of revenues) in the six months ended December 31, 1996 to $39,894,000 (20.1% of revenues) in the six months ended December 31, 1997.

Interest and other income decreased from $1,880,000 in the December 31, 1996 six months to $1,424,000 in the December 31, 1997 six months. The decrease is primarily because other income from litigation settlement was included in the six months ended December 31, 1996.

Interest expense of $1,986,000 in the six months ended December 31, 1996 was due to interest on the Atari Games purchase notes and interest on the $50 million dividend notes due to WMS both of which are no longer outstanding.

Net income increased $4,433,000 or 20.9% from $21,184,000, $.60 per share, in the six months ended December 31, 1996 to $25,617,000, $.67 per share, in the six months ended December 31, 1997. The number of shares used in calculating per share earnings increased by 9.7% to 38,500,000 in the six months ended December 31, 1997 from 35,100,000 in the six months ended December 31, 1996 because of 5,100,000 shares of common stock sold in the October 29, 1996 public offering.

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

                                         MIDWAY GAMES INC.
                                         -----------------
                                         (Registrant)



Dated:  February 10, 1998                By:  /S/ Harold H. Bach, Jr.
                                         ----------------------------
                                         Harold H. Bach, Jr.
                                         Executive Vice President-Finance
                                         Principal Financial and
                                         Chief Accounting Officer