Form 10-Q
period 1998-03-31
MIDWAY GAMES INC
filed 1998-05-14
CIK 1022080

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1998
                              --------------------------------------------------

                       Commission file number 001-12367
                                              ---------


                               MIDWAY GAMES INC.
                     -------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      22-2906244
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


3401 North California Ave., Chicago, IL                      60618
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


Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X            NO
                                 -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,500,000 shares of common stock, $.01 par value, were outstanding at April 30, 1998.

                               MIDWAY GAMES INC.
                                 ____________

                                     INDEX

                                                                                         PAGE NO.
                                                                                         --------
Part I.  Financial Information:

  Item 1.        Financial Statements:
                 Condensed Consolidated Statements of Income -
                 Three and nine months ended March 31, 1998 and 1997..................        2

                 Condensed Consolidated Balance Sheets -
                 March 31, 1998 and June 30, 1997.....................................      3-4

                 Condensed Consolidated Statements of Cash Flows -
                 Nine months ended March 31, 1998 and 1997............................        5

                 Notes to Condensed Consolidated Financial Statements.................      6-8

  Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................     9-12


Part II.  Other Information:

  Item 2.        Changes in Securities and Use of Proceeds............................       13

  Item 4.        Submission of Matters to a Vote of Security-Holders..................    13-14

  Item 6.        Exhibits and Reports on Form 8-K.....................................       15

Signature        .....................................................................       16

                               MIDWAY GAMES INC.
                                  ___________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)


                                                                     Three months ended              Nine months ended
                                                                         March 31,                       March 31,
                                                                 --------------------------       ------------------------
                                                                  1998               1997           1998            1997
                                                                 -------           --------       --------        --------
Revenues
   Home video...............................................     $52,916            $45,472       $169,972        $186,603
   Coin-operated video......................................      41,431             53,588        123,172         103,531
                                                                 -------           --------       --------        --------
Total revenues..............................................      94,347             99,060        293,144         290,134

Cost of sales...............................................      50,978             63,403        150,964         164,894
                                                                 -------           --------       --------        --------
Gross profit................................................      43,369             35,657        142,180         125,240

Research and development expense............................      17,334             13,208         49,409          39,991
Selling expense.............................................      10,006              7,054         27,847          26,824
Administrative expense......................................       5,629              5,672         14,630          14,428
                                                                 -------           --------       --------        --------
Operating income............................................      10,400              9,723         50,294          43,997

Interest and other income...................................         902                981          2,326           2,861
Interest expense............................................           -               (358)             -          (2,344)
                                                                 -------           --------       --------        --------
Income before tax provision.................................      11,302             10,346         52,620          44,514
Provision for income taxes..................................      (4,295)            (3,931)       (19,996)        (16,915)
                                                                 -------           --------       --------        --------
Net income..................................................     $ 7,007            $ 6,415       $ 32,624        $ 27,599
                                                                 =======            =======       ========        ========

Net income per share of common stock - basic and diluted....     $  0.18            $  0.17       $   0.85        $   0.76
                                                                 =======            =======       ========        ========

Weighted average shares outstanding.........................      38,500             38,500         38,500          36,233
                                                                 =======            =======       ========        ========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                  ___________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                       March 31,           June 30,
                                                                                         1998                1997
                                                                                       --------            --------
ASSETS
------
Current assets:
  Cash and cash equivalents.........................................................   $ 33,845            $ 51,862
  Short-term investments............................................................     23,800              10,000
                                                                                       --------            --------
                                                                                         57,645              61,862

  Receivables, less allowances of $6,255 and $4,940.................................     81,349              54,477
  Inventories, at lower of cost (Fifo) or market:
    Raw materials and work in progress..............................................      9,453              14,433
    Finished goods..................................................................      9,833              13,525
                                                                                       --------            --------
                                                                                         19,286              27,958
  Deferred income taxes.............................................................      6,777               5,779
  Other current assets..............................................................     11,066               4,329
                                                                                       --------            --------
    Total current assets............................................................    176,123             154,405

Property and equipment..............................................................     20,999              16,891
Less:  accumulated depreciation.....................................................    (10,975)             (7,393)
                                                                                       --------            --------
                                                                                         10,024               9,498

Excess of purchase cost over amount assigned to net assets acquired, net of
  accumulated amortization of $7,792 and $4,850.....................................     46,208              49,150
Other assets........................................................................     10,854               1,265
                                                                                       --------            --------
                                                                                       $243,209            $214,318
                                                                                       ========            ========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                 ------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                        March 31,      June 30,
                                                                                          1998           1997
                                                                                      ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

    Accounts payable................................................................  $   16,028     $   18,889
    Payable to WMS Industries Inc...................................................       4,125          2,029
    Accrued compensation  and related benefits......................................       9,896         11,331
    Income taxes payable............................................................         -            3,866
    Accrued payment on 1994 purchase of Tradewest...................................      14,400         14,400
    Accrued royalties...............................................................       6,800          6,728
    Other accrued liabilities.......................................................      12,902         10,852
                                                                                      -----------    -----------
        Total current liabilities...................................................      64,151         68,095

Deferred income taxes...............................................................       2,998          3,037
Other noncurrent liabilities........................................................       2,668          2,418

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued.......         -              -
    Common stock, $.01 par value, 100,000,000 shares authorized, 38,500,000
       shares issued and outstanding................................................         385            385
    Additional paid-in capital......................................................      98,488         98,488
    Retained earnings...............................................................      74,519         41,895
                                                                                      -----------    -----------
       Total stockholders' equity...................................................     173,392        140,768
                                                                                      -----------    -----------
                                                                                      $  243,209     $  214,318
                                                                                      ===========    ===========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                  ___________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                            Nine months ended
                                                                                                March 31,
                                                                                     -------------------------------
                                                                                         1998               1997
                                                                                     -------------      ------------
Operating activities:
Net income.........................................................................  $      32,624      $    27,599
Adjustments to reconcile net income to net cash (used) provided by operating activities:
       Depreciation and amortization...............................................          6,115            3,635
       Receivables provision.......................................................          9,698           10,719
       Deferred income taxes.......................................................         (1,037)          (8,653)
       Decrease resulting from changes in operating assets and liabilities.........        (47,918)         (15,623)
                                                                                     -------------      ------------
Net cash (used) provided by operating activities...................................           (518)          17,677

Investing activities:

Purchase of property and equipment.................................................         (3,699)          (1,474)
Net change in short-term investments...............................................        (13,800)               -
                                                                                     -------------      ------------
Net cash used by investing activities..............................................        (17,499)          (1,474)

Financing activities:

Net proceeds from public offering..................................................              -           93,385
Dividend notes paid to WMS Industries Inc..........................................              -          (50,000)
Payment on note payable from the purchase of Atari Games Corporation...............              -           (5,199)
                                                                                     -------------      ------------
Net cash provided by financing activities..........................................              -           38,186
                                                                                     -------------      ------------

(Decrease) increase in cash and cash equivalents...................................        (18,017)          54,389
Cash and cash equivalents at beginning of period...................................         51,862            9,199
                                                                                     -------------      ------------
Cash and cash equivalents at end of period.........................................  $      33,845      $    63,588
                                                                                     =============      ============

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements
     --------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2.   Spin-off
     --------

     As previously announced, the Board of Directors of WMS Industries Inc. ("WMS") declared the spin-off distribution of Midway Games Inc. ("Midway") common stock to holders of WMS common stock, with the close of business on March 31, 1998 being the record date. This declaration resulted in the distribution by WMS on April 6, 1998 of its remaining ownership interest of 33,400,000 shares of Midway common stock by means of a tax free spin-off. WMS stockholders of record on March 31, 1998 were issued 1.19773 shares of Midway common stock for each share of WMS common stock owned.


3.   Basis of Presentation and Relationship with WMS Industries Inc.
     ---------------------------------------------------------------

     Since its incorporation in 1988 through July 1, 1996 the Company was the primary subsidiary in which WMS conducted the coin-operated video games business. From July 1, 1996 through March 31, 1998, Midway has been the only WMS subsidiary in the coin-operated video games business.

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

     During the four months ended October 31, 1996 one subsidiary that has seasonal cash needs was charged interest at prime on the balance of the intercompany payable to WMS. Interest expense payable to WMS was $1,253,000 for the four months ended October 31, 1996 which included $1,036,000 on the $50 million dividend notes accrued at 6% through October 31, 1996.

     The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $20,891,000 and $31,854,000 in the three months ended March 31, 1998 and March 31, 1997, respectively, and $62,416,000 and $59,577,000 in the nine months ended March 31, 1998 and March 31, 1997, respectively. In addition, certain other costs have been allocated to the Company based on various factors noted in Note 3. Charges to the Company from WMS and WMS subsidiaries for the allocations in the three and nine months ended March 31, 1998 and March 31, 1997 were:

                                                   Three months ended       Nine months ended
                                                        March 31,               March 31,
                                                     1998      1997          1998     1997
                                                     ----      ----          ----     ----
                                                     (in thousands)          (in thousands)
                                                     --------------          --------------
     Manufacturing overhead                        $1,991    $1,382         $5,366    $4,254
     Research and development expense                 150       189            469       559
     Selling expense                                  561       913          1,477     2,017
     Administrative expense                           521     1,434          1,613     3,397

     The Company entered into a Manufacturing and Services Agreement with WMS in 1996 under which WMS and its subsidiaries agreed to continue performing contract manufacturing for coin-operated video games for Midway and Atari Games as well as providing general management, financial reporting, and treasury services to the Company and general management, accounting, human resources and selling and marketing services to Midway. The Company was expected to purchase materials and WMS subsidiaries manufactured the coin-operated video games charging actual labor with labor fringes and manufacturing overhead allocated. The labor fringes, manufacturing overhead and other services provided were allocated based on the various factors noted in Note 3.

     Effective April 6, 1998, in connection with the spin-off described in Note 2, the Company terminated the 1996 agreement and entered into several agreements with WMS under which WMS will perform contract manufacturing and provide information technology services to certain parts of the Company. In addition, under a separate agreement, the Company will provide selling and marketing services for the WMS pinball products. These agreements provide for prices for products or services on an arms length basis. It is expected that the overall cost structure of the Company, at current or expanded levels of coin-operated video game operations, will not be materially different from that experienced by the Company under the prior Manufacturing and Services Agreement with WMS.

5.   Earnings Per Share
     ------------------

     For the quarter and nine months ended March 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share," which was effective December 15, 1997. The inclusion of dilutive securities under SFAS No. 128 had no impact on current or prior period earnings per share.

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

During the nine months ended March 31, 1998 cash used for operating and investing activities was $18,017,000. In the nine months ended March 31, 1997 cash provided by operating activities less cash used for investing activities was $16,203,000. On November 4, 1996 the Company received net proceeds of $93,385,000 (after deducting all cost of issuing the stock) from the initial public offering of 5,100,000 shares of common stock.

Cash provided by operating activities before changes in operating assets and liabilities was $47,400,000 in the nine months ended March 31, 1998 compared to $33,300,000 in the nine months ended March 31, 1997. The increase in the current nine months was the result of the higher net income, depreciation and amortization and a smaller increase in deferred taxes.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows, resulted in a cash outflow of $47,918,000 in the nine months ended March 31, 1998, which outflow was primarily due to increased receivables and other current and long-term assets offset in part by a reduction in inventories all from the comparable balances at June 30, 1997. The changes in operating assets and liabilities in the prior year nine months ended March 31, 1997 resulted in a cash outflow of $15,623,000, which outflow was primarily due to increased receivables and inventories offset in part by higher accounts payable and accruals all from the comparable balances at June 30, 1996.

Cash used for investing activities was $17,499,000 for the nine months ended March 31, 1998 compared with cash used of $1,474,000 for the nine months ended March 31, 1997. Cash used for the purchase of property and equipment during the nine months ended March 31, 1998 was $3,699,000 compared with $1,474,000 for the nine months ended March 31, 1997. During the nine months ended March 31, 1998 cash of $13,800,000 was utilized for the purchase of short-term investments.

During fiscal 1996 the Board of Directors of the Company declared a dividend and the Company issued $50,000,000 of Dividend Notes payable to WMS with interest at 6%. The dividend notes and accrued interest were paid in November 1996 from the proceeds of the initial public offering.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 1998 and contains usual bank line of credit terms. There were no borrowings under the credit line at March 31, 1998 and $4,310,000 of letters of credit were outstanding. Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs, as well as pay amounts due under the Tradewest acquisition agreement.


Results of Operations
---------------------

Three months Ended March 31, 1998 Compared With
Three months Ended March 31, 1997

Revenues decreased $4,713,000 or 4.8% from $99,060,000 in the fiscal 1997 third quarter ended March 31, 1997 to $94,347,000 in the fiscal 1998 third quarter ended March 31, 1998.

Home video game revenues increased to $52,916,000 in the quarter ended March 31, 1998 from $45,472,000 in the prior year quarter. Revenues from the sale of next generation home video games increased to $50,128,000 in the quarter ended March 31, 1998 from $43,894,000 in the prior year quarter. Shipments of next generation home video game units increased 81% in the fiscal 1998 third quarter compared to the prior year quarter with all the increase from Sony Playstation units. However, home video game revenues increased only 16% primarily because of the change in sales mix to lower priced Sony Playstation units and a unit sales price decrease initiated in part by the video game platform manufacturers. Home video game gross profit increased to 51.1% of revenues in the quarter ended March 31, 1998 compared to 34.1% in the March 31, 1997 quarter due to the change in sales mix to Sony Playstation which has a higher gross profit percentage and because the unit cost of Nintendo 64 cartridges was reduced in the current fiscal year. During the March 31, 1998 quarter, the Company released six new home video game products, three for Nintendo 64 and three for Sony Playstation. Midway's best selling home video games during the quarter were MK Mythologies:
Subzero, San Francisco Rush, Rampage World Tour, Quake, Gex2 and MK Trilogy.

Coin-operated video game revenues decreased 22.7% to $41,431,000 in the March 31, 1998 quarter from $53,588,000 in the quarter ended March 31, 1997. The decreased coin-operated video game revenues were primarily from a shift in the product mix from dedicated video games to lower priced video kits. Shipments in the March 31, 1998 quarter included initial sales of California Speed, Surf Planet Universe and Maximum Force-Area 51 and continuing sales of Blitz, San Francisco Rush - The Rock, Off Road Challenge and Touchmaster.

Gross profit increased to $43,369,000 (46.0% of revenues) in the quarter ended March 31, 1998 from $35,657,000 (36.0% of revenues) in the quarter ended March 31, 1997. The increase in gross profit was primarily from an increased percentage of home video game revenues in total revenues and an increase in the home video game gross profit margin noted above.

Research and development expenses increased $4,126,000 or 31.2% from $13,208,000 (13.3% of revenues) in the quarter ended March 31, 1997 to $17,334,000 (18.4% of revenues) in the quarter ended March 31, 1998. The increase is due in part to an increased number of game development teams.

Selling expense increased $2,952,000 from $7,054,000 (7.1% of revenues) in the quarter ended March 31, 1997 to $10,006,000 (10.6% of revenues) in the quarter ended March 31, 1998. The increase was primarily due to the change in the revenue mix to an increased level of home video games which have higher selling costs as a percent of sales.

Administrative expense decreased $43,000 from $5,672,000 (5.7% of revenues) in the quarter ended March 31, 1997 to $5,629,000 (6.0% of revenues) in the quarter ended March 31, 1998, notwithstanding increased goodwill amortization and depreciation and public company expenses in the March 31, 1998 quarter.

Operating income in the quarter ended March 31, 1998 increased $677,000 from $9,723,000 (9.8% of revenues) in the quarter ended March 31, 1997 to $10,400,000 (11.0% of revenues) in the quarter ended March 31, 1998.

Interest and other income decreased from $981,000 in the March 31, 1997 quarter to $902,000 in the March 31, 1998 quarter.

Interest expense of $358,000 in the quarter ended March 31, 1997 was due to interest on the Atari Games purchase notes which are no longer outstanding.

Net income increased $592,000 or 9.2% from $6,415,000, $.17 per share, in the quarter ended March 31, 1997 to $7,007,000, $.18 per share, in the quarter ended March 31, 1998. The number of shares used in calculating per share earnings was 38,500,000 for both quarters.


Nine months Ended March 31, 1998 Compared With
Nine months Ended March 31, 1997

Revenues increased $3,010,000 or 1.0% from $290,134,000 in the nine months ended March 31, 1997 to $293,144,000 in the nine months ended March 31, 1998.

Home video game revenues decreased to $169,972,000 in the nine months ended March 31, 1998 from $186,603,000 in the prior year nine months. The decrease was caused by the anticipated decline of 16-bit and other home video game revenues to $12,283,000 in the nine months ended March 31, 1998 from $66,412,000 in the prior year nine months. Revenues from the sale of next generation home video games increased to $157,689,000 in the nine months ended March 31, 1998 from $120,191,000 in the prior year nine months notwithstanding the lower home video game selling prices on next generation titles due to new pricing structures initiated in part by the platform manufacturers. Shipments of next generation home video game units increased 66.9% in the nine months ended March 31, 1998 compared to the prior year nine months but next generation home video game revenues increased only 31.2% because of a unit sales price decreases. The unit cost of sales and selling price of the video games for Nintendo 64 decreased resulting in a small decrease in gross profit on this product whereas Sony Playstation unit gross profit generally decreased by the reduction in sales price. During the nine months ended March 31, 1998, the Company released 23 new home video game products on four platforms. New products shipped included eight for Nintendo 64, eleven for Sony Playstation, three for Sega Saturn and one for Super Nintendo. Midway's best selling home video games during the nine months were MK Mythologies: Subzero, San Francisco Rush, Rampage World Tour, Top Gear Rally, NHL & NHLPA Present Wayne Gretzky 3D Hockey '98, Quake, Gex 2 and Mace:
The Dark Age.

Coin-operated video revenues increased 19.0% to $123,172,000 in the nine months ended March 31, 1998 from $103,531,000 in the nine months ended March 31, 1997. The increased coin-operated video game revenues were primarily from an increased number of titles being sold in the nine months ended March 31, 1998 compared to the prior year nine months. Shipments in the nine months ended March 31, 1998 included initial sales of Blitz, San Francisco Rush - The Rock, California Speed, Mortal Kombat 4, Off Road Challenge, Surf Planet Universe and Maximum Force-Area 51 and continuing sales of San Francisco Rush, Maximum Force, Cruis'n the World and Touchmaster.

Gross profit increased to $142,180,000 (48.5% of revenues) in the nine months ended March 31, 1998 from $125,240,000 (43.2% of revenues) in the nine months ended March 31, 1997. The increase in gross profit was primarily from an increase in the overall gross profit margin. Home video game gross profit margin increased due to a shift in revenue mix of next generation products to Sony Playstation which has a higher gross profit percentage and because of increased gross profit percentage from Nintendo 64 home video game sales due to the change in the pricing structure primarily initiated by Nintendo described above. Gross profit margin also increased due to a higher gross margin on coin-operated video games due to lower parts costs and spreading fixed production costs over a larger sales volume.

Research and development expenses increased $9,418,000 or 23.6% from $39,991,000 (13.8% of revenues) in the nine months ended March 31, 1997 to $49,409,000 (16.9% of revenues) in the nine months ended March 31, 1998. The increase is due in part to an increased number of game development teams.

Selling expense increased $1,023,000 from $26,824,000 (9.2% of revenues) in the nine months ended March 31, 1997 to $27,847,000 (9.5% of revenues) in the nine months ended March 31, 1998. The increase was primarily due to higher coin-operated video game advertising expense due to the increase in number of titles released in the current nine month period offset in part by lower selling expense for home video games because of a decrease in home video game revenues.

Administrative expense increased $202,000 from $14,428,000 (5.0% of revenues) in the nine months ended March 31, 1997 to $14,630,000 (5.0% of revenues) in the nine months ended March 31, 1998. Notwithstanding the elimination of the non-recurring expense related to the installation of a new computer system in the nine months ended March 31, 1997, administration expense did not decrease primarily because of increased goodwill amortization and depreciation and public company expenses incurred in the nine months ended March 31, 1998.

Operating income in the nine months ended March 31, 1998 increased $6,297,000 from $43,997,000 (15.2% of revenues) in the nine months ended March 31, 1997 to $50,294,000 (17.2% of revenues) in the nine months ended March 31, 1998.

Interest and other income decreased from $2,861,000 in the March 31, 1997 nine months to $2,326,000 in the March 31, 1998 nine months. The decrease is primarily because other income from litigation settlement was included in the nine months ended March 31, 1997.

Interest expense of $2,344,000 in the nine months ended March 31, 1997 was due to interest on the Atari Games purchase notes and interest on the $50 million dividend notes due to WMS both of which are no longer outstanding.

Net income increased $5,025,000 or 18.2% from $27,599,000, $.76 per share, in the nine months ended March 31, 1997 to $32,624,000, $.85 per share, in the nine months ended March 31, 1998. The number of shares used in calculating per share earnings increased by 6.3% to 38,500,000 in the nine months ended March 31, 1998 from 36,233,000 in the nine months ended March 31, 1997 because of 5,100,000 shares of common stock sold in the October 29, 1996 public offering.

                                    PART II
                               OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

See Item 4 below

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on January 27, 1998. The matters submitted to a vote of the Company's stockholders were (1) the election of twelve members to the Board of Directors; (2) the amendment to the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and to the Company's Restated Bylaws (the "Bylaws") to provide for the classification of the Board of Directors; (3) the amendment to the Certificate of Incorporation and the Bylaws to provide that any vacancy on the Board may be filled for the unexpired term by a vote of the majority of the remaining Directors; (4) the amendment to the Certificate of Incorporation and the Bylaws to eliminate stockholder action by written consent; (5) the amendment to the Certificate of Incorporation and the Bylaws to permit only the President, Chairman of the Board or Board of Directors to call special meetings and to limit the business permitted to be conducted at such meetings; (6) the amendment to the Certificate of Incorporation and the Bylaws to implement advance notice procedures for the submissions of director nominations and other business to be considered at annual meetings; (7) the amendment to the Certificate of Incorporation and the Bylaws to require a majority vote of the board or affirmative vote of 80% of the outstanding common stock in order to amend the By-Laws or Certificate of Incorporation; and (8) the ratification of the appointment of Ernst & Young LLP as independent auditors for the 1998 fiscal year.

The voting results of the Company's stockholders were as follows:

(1) The Company's stockholders re-elected the entire Board of Directors, as follows:


               Nominee              For       Withheld
       ------------------------  ----------   --------
       Harold H. Bach, Jr.       38,289,301     4,547
       William C. Bartholomay    38,289,301     4,547
       Byron C. Cook             38,289,301     4,547
       Kenneth J. Fedesna        38,289,301     4,547
       William E. McKenna        38,289,301     4,547
       Norman J. Menell          38,289,301     4,547
       Louis J. Nicastro         38,289,201     4,647
       Neil D. Nicastro          38,289,301     4,547
       Harvey Reich              38,289,301     4,547
       Ira S. Sheinfeld          38,289,301     4,547
       Richard D. White          38,289,301     4,547
       Gerald O. Sweeney, Jr.    38,289,301     4,547

(2) Stockholders voted 34,103,779 shares (89.06% of the shares represented at the meeting) in favor of the provision to provide for the classification of the Board of Directors; 3,892,159 shares (10.16% of the shares represented at the meeting) voted against approval; 825 (less than 0.01% of the shares represented at the meeting) abstained from voting; and proxies representing 297,085 (0.78% of the shares represented at the meeting) were unmarked and not voted.

(3) Stockholders voted 34,276,404 shares (89.51% of the shares represented at the meeting) in favor of the provision that any vacancy on the Board may be filled for the unexpired term by a vote of the majority of the remaining Directors; 3,719,759 shares (9.71% of the shares represented at the meeting) voted against approval; 600 (less than 0.01% of the shares represented at the meeting) abstained from voting; and proxies representing 297,085 (0.78% of the shares represented at the meeting) were unmarked and not voted.

(4) Stockholders voted 34,150,716 shares (89.18% of the shares represented at the meeting) in favor of the provision to eliminate stockholder action by written consent; 3,845,185 shares (10.04% of the shares represented at the meeting) voted against approval; 862 (less than 0.01% of the shares represented at the meeting) abstained from voting; and proxies representing 297,085 (0.78% of the shares represented at the meeting) were unmarked and not voted.

(5) Stockholders voted 34,060,628 shares (88.95% of the shares represented at the meeting) in favor of the provision to permit only the President, Chairman of the Board or Board of Directors to call special meetings and to limit the business permitted to be conducted at such meetings; 3,935,473 shares (10.27% of the shares represented at the meeting) voted against approval; 662 (less than 0.01% of the shares represented at the meeting) abstained from voting; and proxies representing 297,085 (0.78% of the shares represented at the meeting) were unmarked and not voted.

(6) Stockholders voted 34,101,609 shares (89.05% of the shares represented at the meeting) in favor of the provision to implement advance notice procedures for the submissions of director nominations and other business to be considered at annual meetings; 3,894,454 shares (10.17% of the shares represented at the meeting) voted against approval; 700 (less than 0.01% of the shares represented at the meeting) abstained from voting; and proxies representing 297,085 (0.78% of the shares represented at the meeting) were unmarked and not voted.

(7) Stockholders voted 34,065,115 shares (88.96% of the shares represented at the meeting) in favor of the provision to require a majority vote of the board or affirmative vote of 80% of the outstanding common stock in order to amend the By-Laws or Certificate of Incorporation; 3,930,948 shares (10.26% of the shares represented at the meeting) voted against approval; 700 (less than 0.01% of the shares represented at the meeting) abstained from voting; and proxies representing 297,085 (0.78% of the shares represented at the meeting) were unmarked and not voted.

(8) Stockholders voted 38,290,223 shares (99.99% of the shares represented at the meeting) in favor of the ratification of the appointment of Ernst & Young LLP as independent auditors for the 1998 fiscal year; 3,200 shares ( 0.01% of the shares represented at the meeting) voted against approval; 425 (less than 0.01% of the shares represented at the meeting) abstained from voting.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


(a)  List of Exhibits:

     Exhibit 3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to the Form 8-K (File No. 1-12367) filed with the Securities and Exchange Commission on April 17,
                  1998).

     Exhibit 3.2 Amended and Restated By-laws of the Registrant (incorporated herein by reference to the Form 8-K (File No. 1-12367) filed with the Securities and Exchange Commission on April 17,
                  1998).

     Exhibit 4.1 First Amendment to Rights Agreement, dated as of November 6, 1997, between the Registrant and The Bank of New York, as Rights Agent (incorporated herein by reference to the Form 8-K (File No. 1-12367) filed with the Securities and Exchange Commission on April 17, 1998).

     Exhibit 27   Financial Data Schedule


(b)  Reports on Form 8-K:

     A report on Form 8-K was filed with the Securities and Exchange Commission on March 17, 1998 reporting an Item 5 ("Other Events") event and an Item 7 ("Financial Statements, Proforma Financial Statements and Exhibits") exhibit.

                               MIDWAY GAMES INC.
                                 ____________

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MIDWAY GAMES INC.




Dated:  May 12, 1998                By:  /S/ Harold H. Bach, Jr.
                                    ----------------------------
                                    Harold H. Bach, Jr.
                                    Executive Vice President-Finance
                                    Principal Financial and
                                    Chief Accounting Officer

                               INDEX TO EXHIBITS


  Exhibit.       Description.
  --------       ------------


  Exhibit 27     Financial Data Schedule