Form 10-K
period 1998-06-30
MIDWAY GAMES INC
filed 1998-09-25
CIK 1022080

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 1-12367

                               MIDWAY GAMES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      22-2906244
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
       incorporation or organization)

3401 NORTH CALIFORNIA AVE., CHICAGO, ILLINOIS                      60618
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (773) 961-2222

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

Stock Purchase Rights pursuant to Rights Agreement              New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 36,710,457 shares of Common Stock held by non-affiliates of the registrant on September 15, 1998 was $454,292,000. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed an admission that such individuals are affiliates of the registrant. On such date, the number of shares of Common Stock outstanding (excluding 1,079,400 shares held as treasury shares) was 37,420,600 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                PART
                                                                ----
Annual Report to Stockholders of Registrant for the fiscal
  year ended June 30, 1998..................................  I, II, IV


================================================================================

                                     PART I

     This Annual Report on Form 10-K contains forward looking information and describes the beliefs of Midway Games Inc. (the "Company" or "Midway") concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: the financial strength of the amusement games industry, the ability of the Company to develop new technologies on a timely basis and to design, introduce and market successful new game titles, the level of consumer spending for such games, the success of planned advertising, marketing and promotional campaigns and the introduction of new dedicated platforms, as well as the items set forth under "Item 1. Business -- Factors Affecting Future Performance." The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under "Item 1. Business -- The Company," "-- Business" and "-- Factors Affecting Future Performance" contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report").

ITEM 1. BUSINESS

                                  THE COMPANY

     Midway is a leading designer, publisher and marketer of interactive entertainment software played in both the coin-operated and home markets. Since the late 1970s, Midway has released many of the industry's leading games, including Mortal Kombat (which line of games has sold over 15 million copies in the home market), NFL Blitz, Cruis'n USA, Cruis'n World, Rampage, NBA Jam, Joust, Defender, Pacman and Space Invaders, and, through its Atari Games Corporation subsidiary ("Atari Games"), such leading games as San Francisco Rush Extreme Racing, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, Area 51, Gauntlet, Centipede, Asteroids and Pong. Midway's games are generally available for play on all major dedicated home video game platforms, including those of Nintendo, Sony and Sega, and personal computers.

     On October 29, 1996, the Company completed an initial public offering of 5,100,000 shares of common stock, par value $.01 per share (the "Common Stock"), at a price of $20.00 per share (the "Offering"). As of September 15, 1998, the Company had 37,420,600 shares of Common Stock outstanding.

     Prior to the Offering, the Company was a wholly-owned subsidiary of WMS Industries Inc. ("WMS"). WMS is a leading designer, manufacturer and marketer of gaming equipment and coin-operated pinball and novelty games. WMS continues to provide certain administrative, accounting and information services and facilities to the Company and acts as a contract manufacturer for the Company's coin-operated video games. The Company provides certain sales and marketing services to WMS. See "Item 13. Certain Relationships and Related Transactions." Prior to July 1996, the Company also conducted certain aspects of the pinball operations of WMS' amusement games business, which operations were transferred to another subsidiary of WMS and the results of which are not included in the Company's results of operations. See Note 3 to the Company's financial statements contained in the 1998 Annual Report.

     On April 6, 1998, WMS distributed, on a pro rata basis to its stockholders, the remaining 33,400,000 shares (or 86.8%) of the Company's Common Stock owned by WMS (the "Distribution"). Pursuant to the Distribution, WMS stockholders received 1.19773 shares of Midway Common Stock for each share of WMS common stock owned. Fractional shares were sold and the net proceeds thereof paid in cash. The distribution ratio reflected 27,886,021 shares of WMS common stock outstanding on the record date for the Distribution.

     The Company is a Delaware corporation formed in July 1988. Its address is 3401 North California Avenue, Chicago, Illinois 60618, and its telephone number is (773) 961-2222.

     Midway(R) is a registered trademark of the Company. With the exception of trademarks licensed from third parties, titles to all of the Company's games referred to in this Annual Report on Form 10-K are either registered trademarks of the Company or the subject of pending trademark applications. Nintendo, Super Nintendo Entertainment System, Game Boy, and Nintendo 64 and N64 are trademarks of Nintendo of America, Inc. Sega, Genesis, Game Gear and Saturn are trademarks of Sega Enterprises, Ltd. Sony and PlayStation are trademarks of Sony Computer Entertainment of America Inc. This Annual Report on Form 10-K includes trademarks other than those identified in this paragraph. The use of any such trademark herein is in an editorial form only, and to the benefit of the owner thereof, with no intention of infringement of the trademark.

                               INDUSTRY OVERVIEW

GENERAL

     Video games are sold in two primary formats: (i) coin-operated games distributed to arcades and route operators and (ii) home games for dedicated hardware platforms (Nintendo 64, Sony PlayStation and Sega Saturn), portable game systems (Nintendo's Game Boy), and personal computers distributed to mass merchandisers, national and regional retailers, discount store chains, video rental retailers and entertainment software distributors. A successful video game may present the opportunity to exploit ancillary rights such as film, television and merchandising rights. The primary groups that play video games are male teenagers and young adults.

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

     Coin-operated games are distributed throughout North America, Europe, and to a lesser extent to Australia and countries in Asia and South America. The Company believes that the market for coin-operated video games, particularly in the United States, is mature and stable and is unlikely to experience significant growth in the near-term. Growth in international markets may occur in emerging markets as well as developed countries where the coin-operated video game market is more mature. The Company believes that Japan is the second largest market for coin-operated video games after the United States. Although the Company is pursuing marketing opportunities in Japan, United States manufacturers of coin-operated games, including the Company, have not as yet achieved meaningful sales in the Japanese market.

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

     Dedicated Platforms. Historically, no hardware platform or system has achieved long-term dominance in the interactive entertainment market. In 1986 and 1987 Nintendo and Sega, respectively, introduced 8-bit video game systems that, compared to existing personal computers available at the time, were low in price, easy to use and had sophisticated audio-video capabilities. In late 1989, Sega began shipping its Genesis system, a more-powerful 16-bit video game system. In August 1991, Nintendo introduced its 16-bit Super Nintendo Entertainment System. Sega and Sony each began distribution of their 32-bit hardware systems (named Saturn and PlayStation, respectively) in Japan during the quarter ended December 1994. Sega began limited shipment of the Saturn in North America in May 1995, and Sony commenced shipping the PlayStation in North America in September 1995. Nintendo shipped its 64-bit Nintendo 64 system in Japan in June 1996 and in North America in September 1996. By June 1998, the estimated number of units of the Nintendo 64 system, Saturn system and the PlayStation system owned by users worldwide was approximately 16 million units, 9 million units and 30 million units, respectively. The Company believes that content providers with demonstrated capability for developing successful games will be in a position to develop games for whichever platforms achieve significant consumer acceptance.

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

     New Technologies. Recent advances in digital processing, data storage, graphics, data compression and communications technologies have made possible a new range of interactive software products and services. A number of companies are developing technologies to permit the broadcast of interactive entertainment services directly via satellite, fiber optic cables, and telephone and cable television lines. Many companies are also developing on-line interactive games and interactive networks for playing video games, such as the Company's interactive multi-player video game network product, Wavenet.

                                    BUSINESS

GENERAL

     Midway is a leading designer, publisher and marketer of interactive entertainment software played in both the coin-operated and home markets. Since the late 1970s, Midway has released many of the industry's leading games, including NFL Blitz, Mortal Kombat (which line of games has sold over 15 million copies in the home market), Cruis'n USA, Cruis'n World, Rampage, NBA Jam, Joust, Defender, Pacman and Space Invaders, and, through its Atari Games subsidiary, such leading games as San Francisco Rush Extreme Racing, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, Area 51, Gauntlet, Centipede, Asteroids and Pong. Midway's games are generally available for play on all major dedicated home video game platforms, including those of Nintendo, Sony and Sega, and personal computers.

     Midway began publishing home video games based on its own coin-operated video games in September 1995 with the introduction of Mortal Kombat 3, the best selling home video game in the United States in 1995 according to TRSTS reports. Prior to that time, Midway had granted a third party the right to publish home versions of most coin-operated video games released by Midway for a modest royalty. In preparation for the end of this arrangement and to maximize profitability, Midway developed and implemented a new strategy to begin to publish home versions of its coin-operated video games and expand the number of its coin-operated and home video game releases. As part of this strategy, in April 1994 Midway acquired the operating assets and business of three commonly owned companies: Tradewest, Inc., Tradewest International, Inc., and The Leland Corporation (collectively "Tradewest"), a home video game development and distribution business, and in March 1996 Midway acquired Atari Games, a designer, publisher and marketer of interactive entertainment software. Midway also significantly increased its research and development expenditures to $67.5 million in fiscal 1998, up from $55.9 million in fiscal 1997 and $32.5 million in fiscal 1996. In fiscal 1998, Midway released eight coin-operated video games and 35 home video games (directly or under licensing arrangements, including all platforms), compared to seven new coin-operated video games and 29 new home video games (directly or under licensing arrangements, including all platforms) in fiscal 1997.

     Midway's coin-operated video games are primarily sold through a worldwide network of distributors who in turn sell or lease such games directly to arcades and route operators. The Company currently markets and sells its home video games in North America through a combination of direct sales by Midway's internal sales staff and independent sales representatives. Midway's principal customers for its home video games are mass merchandisers such as Toys-R-Us, Wal-Mart and Target, national and regional retailers, discount store chains, video rental retailers and entertainment software distributors.

STRATEGY

     Midway's business strategy is based upon the following:

     - CREATE PORTFOLIO OF EXCITING GAMES -- The key to success in the video game business is to produce games that are the most fun and exciting to play, which requires the creative talents of experienced game designers. Midway employs over 350 game design personnel organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. Midway believes that this environment, together with a compensation structure that rewards design teams for the success of their games and a policy of providing design teams substantial independence and flexibility, enables Midway to attract and retain designers who the Company believes are among the best game designers in the industry. The design teams are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. Midway produces games in the action, simulation, adventure and sports categories.

     - EXPLOIT COIN-OPERATED PROVING GROUND -- Midway generally develops its video games for initial release in the coin-operated market. To be successful, a coin-operated video game must be action packed and fun, and provide enough excitement to encourage players to play such game repeatedly. Midway considers coin-operated video games that sell at least 5,000 units and home games that sell at least 100,000 units per dedicated platform to be successful games. Midway's experience has been that a successful coin-operated game is almost always a success in the home market. Each of the coin-operated video games released by Midway in the past four years which has sold at least 5,000 units has then sold at least 100,000 units for each major dedicated platform on which it was released in the home market. The significant benefits realized by Midway from this strategic approach are threefold: (i) the results achieved in the initial coin-operated release are a meaningful indicator of the success the game might realize in the home market and help to determine the strategy which Midway will follow in choosing and releasing games in the home market, (ii) the knowledge that a particular coin-operated video game is popular with consumers allows Midway to maximize profitability through simultaneous publication across multiple home platforms thereby spreading developmental, advertising and promotional costs over a greater number of units and (iii) a successful coin-operated game promotes sales for subsequent home versions of the game among the players exposed to the game in arcades and other coin-operated venues.

     - MAINTAIN PLATFORM INDEPENDENCE -- Midway develops games for all major dedicated home platforms (Nintendo, Sony and Sega) as well as for the personal computer and hand-held platforms. Midway is a leading developer of video games for the 32-and 64-bit game platforms which are currently being marketed by hardware manufacturers. According to TRSTS reports for fiscal 1998, the Company was ranked fourth among 53 companies in sales of 32- and 64-bit home video games. In August 1996, the Company ranked seventh in sales for these platforms. In both fiscal 1998 and fiscal 1997, Midway released more games on the new Nintendo 64 platform than any developer other than Nintendo itself. Because it produces video games for multiple platforms, Midway is not dependent on any particular game platform. Midway believes that, as a result of its relationships with the major home platform manufacturers, its game development expertise and its strategy of investing in advanced technology, it is well positioned for the rapid technological evolution that characterizes the home video game market.

     - EXPLOIT FRANCHISE AND LIBRARY VALUE -- Midway seeks to exploit its franchise properties such as Mortal Kombat. Midway has released five different coin-operated games under the Mortal Kombat title and published or licensed home versions of each of those games. Midway has also licensed two film adaptations of Mortal Kombat and granted merchandising licenses in the toy, clothing, comic book, strategy guide and other product lines. In fiscal 1997, Midway released two Mortal Kombat home games, Ultimate Mortal Kombat 3 and Mortal Kombat Trilogy, and in fiscal 1998, Midway released Mortal Kombat 4 and Mortal Kombat Mythologies:
       Sub-Zero. An animated television series based on Mortal Kombat was introduced in the fall of 1996, and a sequel to the movie version of Mortal Kombat entitled Mortal Kombat -- Annihilation was released in the fall of 1997. A live action television series based on Mortal Kombat is scheduled to debut in the fall of 1998. Midway also seeks to utilize its large library of video games to release "arcade classics" and updated versions of such classics. For the home market in fiscal 1997, Midway released two collections of arcade classic games and Robotron X, a new version of a classic arcade game. In fiscal 1998, Midway released two additional collections of arcade classic games. Midway's TouchMaster products also incorporate a variety of games including versions of classic games such as Centipede and Breakout.

     - DEVELOP AND EXPLOIT MULTI-SITE GAME PLAYING NETWORK -- Midway is testing its own proprietary multi-player interactive video game playing network technology known as Wavenet, allowing players to play against others located at remote coin-operated locations. This technology has resulted in greater player utilization and profitability of games. As new on-line interactive formats develop for game playing, such as over the Internet or other networks, Midway intends to create a competitive advantage by exploiting its developing multi-player network technology.

     - INVEST IN ADVANCED TECHNOLOGY -- Midway has developed its own proprietary hardware and software for creating digitally texture-mapped polygon images, which enable it to produce games with state-of-the-art visual simulations at cost levels that are attractive to Midway's customers. Midway has also created proprietary tools to facilitate the development of new products, the transfer of game features from one product to another and the transfer of existing products to additional hardware platforms. Midway believes its proprietary hardware and software have helped it to achieve and sustain a reputation for developing high quality products and to position itself for involvement in evolving technologies.

NEW PRODUCT DEVELOPMENT

     The Company's goal is to produce video games that are action packed and fun, and provide enough excitement and challenge at various levels of proficiency to encourage players to play such game repeatedly. The Company's game design personnel are organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The lead designers manage the work of the other team members and are responsible for the overall design of the game. Ideas for new games generally originate with the Company's lead designers. The Company also evaluates coin-operated games designed by others with a view toward obtaining licenses authorizing it to manufacture and sell such games. Each concept, whether from the Company's designers or from third parties, is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits in with the Company's general strategy and profitability objectives. The Company produces games in the action, simulation, adventure and sports categories.

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

     The designers are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. The Company has developed and maintains a substantial library of proprietary software and development tools, including animation and digitally texture-mapped polygon images that are used primarily in game products. Use of these tools streamlines the development process, allowing members of the development team to focus their efforts on the play and simulation aspects of the product under development. The Company has also developed software tools to expedite conversion of software from one hardware format to another and provide sound and special visual effects. The Company continually creates new software and development tools and refines and upgrades its existing tools.

     Development of a new coin-operated video game generally takes 18 months or longer, and typically involves the expenditure of substantial funds, including development, testing and sampling costs. The Company believes that the basic development costs of a coin-operated game can exceed $2.5 million and, depending on the specific hardware and software requirements, may cost up to $5.0 million per game. Because of changing technology during the past few years, both the time and cost to develop games have increased during the same period. Conversion of a coin-operated game to a home game usually takes six to 12 months, which period may overlap with the development period of the coin-operated version of the game. The Company utilizes both independent third parties and its own personnel to convert coin-operated games to home games. The Company is generally obligated to submit new games to the dedicated platform manufacturers for approval prior to development and/or manufacturing. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.

     During the fiscal years ended June 30, 1998, 1997 and 1996, the Company spent approximately $67.5 million, $55.9 million and $32.5 million, respectively, on research and development. Certain features of the Company's products are protected by patents, trademarks and copyrights. The Company is both a licensor and licensee of these proprietary rights.

     Under the Company's arrangements with GT Interactive Software Corp. ("GT Interactive"), the Company and GT Interactive shared equally the cost to develop personal computer CD-ROM versions of those of the Company's coin-operated video games released prior to March 1997 that GT Interactive elected to release into the home market. For later games, the Company bears all costs of development, and GT Interactive bears the cost of translating and localizing games which it elects to release outside of North America and Japan. In the event that the Company elects not to convert a coin-operated video game for use on personal computers, GT Interactive may elect to do so, but must then bear all conversion costs.

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

     The Company endeavors to comply with the rules established by a domestic ratings board voluntarily established by the home game and coin-operated video game industries and certain foreign countries' ratings boards and properly displays the ratings received for its products. The Company believes that ratings as to the violence contained in home games and coin-operated video games will not have an adverse effect upon the Company so long as such ratings are consistently applied throughout the industry.

PRODUCTS

     Coin-Operated Games. The Company is one of the leading developers and marketers of coin-operated video games, having released since the late 1970s such titles as Mortal Kombat, Cruis'n USA, Cruis'n World, NBA Jam, Terminator 2, Joust, Robotron: 2084, Ms. Pacman, Defender, Pacman and Space Invaders, and, through its Atari Games subsidiary, such titles as San Francisco Rush Extreme Racing, Area 51, Primal Rage, Hard Drivin', Gauntlet, Centipede, Missile Command, Break Out, Asteroids and Pong. In fiscal 1998, the Company released eight new coin-operated video games: Mortal Kombat 4, NFL Blitz, Off Road Challenge, Hyper Drive, Rush: The Rock, California Speed, Surf Planet and Radikal Bikers. During fiscal 1997, seven coin-operated video games were introduced under the Midway name: Maximum Force, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, San Francisco Rush Extreme Racing, Mace -- The Dark Age, Rampage World Tour, Cruis'n World and War Gods. During fiscal 1996, the Company introduced TouchMaster, a touchscreen countertop game containing multiple game options which the Company continued to sell through fiscal 1998 and which the Company expects to continue to update in fiscal 1999. The Company also released two software upgrades for the TouchMaster System during fiscal 1998 and introduced an upright version of the game in the third quarter of fiscal 1998.

     At the March 1998 Amusement Showcase International, Play Meter Magazine named Cruis'n World Best Video Simulator and Maximum Force Best Dedicated Video. At the March 1997 Amusement Showcase International, Play Meter Magazine named Cruis'n USA the Best Dedicated Video Game and Area 51 Best Video Kit. Six of Midway's video games were awarded the American Amusement Machine Association's ("AAMA") Silver, Gold and Platinum Sales Achievement Awards during fiscal 1998, and two of Midway's video games were Silver and Gold Sales Achievement Awards during fiscal 1997. In fiscal 1998, Midway's Cruis'n World and San Francisco Rush coin-operated video games were awarded the AAMA Diamond Sales Achievement Award -- the highest category of award presented in any given year. During fiscal 1997, Midway's Mortal Kombat 3 coin-operated video game conversion kit was awarded the Diamond Sales Achievement Award. At the October 1997 Amusement and Music Operators Association ("AMOA") trade show, Cruis'n World was named Most Played Dedicated Video Game.

     Coin-operated games are sold to distributors at prices ranging from $3,000 to $7,000. The Company also manufactures kits which can be used by the operator to convert an existing coin-operated cabinet to a new release. The kits are sold at prices ranging from $1,000 to $3,000.

     The Company has developed a proprietary multi-player interactive coin-operated video game playing network, known as Wavenet, allowing players to play against others located at remote coin-operated locations. The Company believes that this technology will result in greater player utilization and profitability.

     Home Games. In fiscal 1999, the Company expects to release at least 22 home game titles. The fiscal 1998 home game product line featured 20 titles, including Mortal Kombat 4, Mortal Kombat Mythologies: Sub-Zero, Top Gear Rally, The NHL & NHLPA Present Wayne Gretzky's 3D Hockey '98, San Francisco Rush Extreme Racing, Rampage World Tour, Mace -- The Dark Age, Gex 2 and Pandemonium
2. During fiscal 1997, the Company published 15 video games for the home market, including Ultimate Mortal Kombat 3, Mortal Kombat Trilogy, NBA Hangtime, Doom 64, Final Doom, War Gods, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, Area 51 and two collections of arcade classics. Most titles are published in multiple versions, each of which is designed for a specific dedicated platform. However, certain new games featuring advanced three-dimensional graphics can only be played on 32- and/or 64-bit platforms. Although the Company did not release any game titles for hand-held platforms during fiscal 1998, the Company anticipates releasing at least six new hand-held titles during fiscal 1999.

     Most of the Company's home games have suggested retail prices ranging from $39.95 to $59.95.

1998 MIDWAY HOME GAME RELEASES

     The following table sets forth the games that were released by the Company directly or under licensing arrangements during fiscal 1998 and the platforms on which each can be played in the home market.

                  GAME                       CATEGORY                   PLATFORM(S)
                  ----                       --------                   -----------
Arcade's Greatest Hits -- Atari
  Collection*............................    Classic     Super Nintendo Entertainment System
Arcade's Greatest Hits -- Midway
  Collection 2*..........................    Classic     PlayStation Personal Computer
BioFreaks................................    Action      Nintendo 64
                                                         PlayStation
Chopper Attack...........................    Action      Nintendo 64
NBA Fastbreak '98........................    Sports      PlayStation
Gex: Enter the Gecko.....................    Action      PlayStation
Mace -- The Dark Age*....................    Action      Nintendo 64
Maximum Force*...........................    Action      PlayStation
                                                         Saturn
                                                         Personal Computer
Micro Machines V3........................    Driving     PlayStation
Mortal Kombat 4*.........................    Action      Nintendo 64
                                                         PlayStation
                                                         Personal Computer
Mortal Kombat Mythologies: Sub-Zero*.....    Action      PlayStation
                                                         Nintendo 64
Mortal Kombat Trilogy*...................    Action      Saturn
                                                         Personal Computer
The NHL & NHLPA Present Wayne Gretzky's
  3D Hockey '98*.........................    Sports      Nintendo 64
                                                         PlayStation
Off Road Challenge*......................    Driving     Nintendo 64
Olympic Hockey Nagano '98................    Sports      Nintendo 64
Open Ice.................................    Sports      Personal Computer
Pandemonium 2............................    Action      PlayStation
Quake....................................    Action      Nintendo 64

                  GAME                       CATEGORY                   PLATFORM(S)
                  ----                       --------                   -----------
Rampage World Tour*......................    Action      PlayStation
                                                         Saturn
                                                         Nintendo 64
                                                         Personal Computer
Robotron X...............................    Action      Nintendo 64
San Francisco Rush Extreme Racing*.......    Driving     Nintendo 64
                                                         PlayStation
Top Gear Rally...........................    Driving     Nintendo 64

-------------------------
* Based upon one or more previously released coin-operated video games.

1997 MIDWAY HOME GAME RELEASES

     The following table sets forth the games that were released by the Company directly or under licensing arrangements during fiscal 1997 and the platforms on which each can be played in the home market.

                  GAME                       CATEGORY                   PLATFORM(S)
                  ----                       --------                   -----------
Arcades Greatest Hits*...................    Classic     Super Nintendo Entertainment System
                                                         Genesis
                                                         Saturn
Arcades Greatest Hits -- Atari Collection
  1*.....................................    Classic     PlayStation
                                                         Saturn
Area 51*.................................    Action      PlayStation
                                                         Saturn
                                                         Personal Computer
Doom 64..................................    Action      Nintendo 64
Final Doom...............................    Action      PlayStation
Mortal Kombat Trilogy*...................    Action      Nintendo 64
                                                         PlayStation
Ms. Pacman*..............................    Classic     Super Nintendo Entertainment System
NBA Hangtime*............................    Sports      Nintendo 64
                                                         Super Nintendo Entertainment System
                                                         PlayStation
                                                         Genesis
                                                         Personal Computer
The NHLPA & NHL Present Wayne Gretzky's
  3D Hockey*.............................    Sports      Nintendo 64
Open Ice*................................    Sports      PlayStation
Return Fire..............................    Action      Personal Computer
Robotron X*..............................    Action      PlayStation
                                                         Personal Computer
T-MEK*...................................    Action      Personal Computer
Ultimate Mortal Kombat 3*................    Action      Super Nintendo Entertainment System
                                                         Genesis

                  GAME                       CATEGORY                   PLATFORM(S)
                  ----                       --------                   -----------
War Gods*................................    Action      Nintendo 64
                                                         PlayStation
                                                         Personal Computer

-------------------------
* Based upon one or more previously released coin-operated video games.

MARKETING AND DISTRIBUTION

     Coin-Operated Games. Coin-operated video games are sold under the Midway and Atari trademarks. Coin-operated video games are marketed primarily through approximately 106 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of the Company's coin-operated video games also to distribute games produced by other manufacturers.

     Coin-operated games are also marketed through trade shows, promotional videotapes and advertising in trade publications. The Company maintains separate sales and marketing teams for its Midway and Atari product lines.

     Export sales of coin-operated games, primarily to Western Europe, were approximately $36.1 million (9.2% of revenues) for the fiscal year ended June 30, 1998 compared with $62.4 million (16.1% of revenues) for the fiscal year ended June 30, 1997 and $25.3 million (10.3% of revenues) for the fiscal year ended June 30, 1996. Substantially all foreign sales are made in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. The Company believes that while the loss of a single distributor could temporarily affect the distribution of a particular model, it would not have a material adverse effect on the business of the Company. In any such event, the Company believes it could make arrangements with alternate distributors for the distribution of the Company's coin-operated games.

     Home Games. Commencing with the Company's fall 1996 product line, all newly released home video games are marketed under the Midway trademark. Prior to that time, the Company's home video games had been marketed under the Williams and Tradewest trademarks and Atari Games home games had been marketed under the Tengen and Time Warner Interactive trademarks.

     The Company began to publish home video games based on its own coin-operated video games in September 1995 with the introduction of Mortal Kombat 3, the best selling home video game in the United States in 1995. Prior to that time, the Company had granted a third party the right to publish home video game versions of most coin-operated video games released by the Company.

     Home games are marketed in the United States through the Company's internal sales staff and through independent sales representatives to approximately 14,000 stores domestically, including mass merchandisers, national and regional retailers, discount store chains, video rental retailers and entertainment software distributors.

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

     Midway has launched a web site located at www.midway.com which displays currently available games and future game releases searchable by either game title or platform. Service updates and press releases are available on the web site as well as interactive features, including the ability to download music featured in certain video games and on-line registration for the Midway Fan Club.

     The Company's principal customers for its home video games are mass merchandisers such as Toys-R-Us, Wal-Mart and Target. Sales to the Company's largest customer, Toys-R-Us, in fiscal 1998 represented 12.5% of total Company revenues compared to 10.5% of total Company revenues in fiscal 1997. It is customary for the sales representatives and the distributors of the Company's home games who are assigned specific customers to also distribute games produced by other manufacturers. The Company exploits the worldwide markets for these games through direct distribution channels and market licensing agreements. These distribution efforts are supported by marketing programs which emphasize product awareness, brand recognition, dealer merchandising opportunities and celebrity endorsements.

     The Company has also entered into strategic relationships for the distribution of home games. In December 1994, the Company appointed GT Interactive as distributor of certain of its games as adapted for play on personal computers worldwide. In March 1995, the Company also appointed GT Interactive as an international distributor (excluding the U.S., Canada and Mexico) of certain of the Company's domestically distributed home video games for play on several of the 32- and 64-bit platforms, such as Sega Saturn, Nintendo 64 and Sony PlayStation. The Company's personal computer and platform game distribution agreements with GT Interactive expire in March 2000 and June 2001, respectively, subject to various conditions under which each agreement may be extended if licensing fees remain unrecouped or terminated if certain sales performance criteria have not been achieved. Games optioned under these agreements are licensed for varying terms. In March 1996, the Company entered into agreements with GT Interactive with respect to games developed by Atari Games, which agreements contain similar expiration and renewal provisions as the other agreements. Licensing fees under the Atari Games agreements are recoupable in certain circumstances from royalties payable under the other agreements.

     Pursuant to the agreements with GT Interactive described above, GT Interactive paid non-refundable license fees in the aggregate amount of $35.0 million. GT Interactive will not be required to pay more than $5.0 million of additional license fees to the Company unless certain sales levels are achieved. All of the license fees were recognized as revenue by the Company in the year in which the applicable agreement was entered into ($25.0 million in fiscal 1995 and $10.0 million in fiscal 1996). As a result, the Company does not expect that it will recognize significant further revenue from the exploitation of its games in the territories or on the platforms licensed to GT Interactive during at least the next year. The royalties are contracted in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. In March 1998, the Company reacquired from GT Interactive the distribution rights for personal computer games in North America and Japan for games subsequently released by the Company and games not previously accepted by GT Interactive. For fiscal 1999, the Company anticipates releasing at least eight new personal computer games. As of July 1, 1999, the Company will have the right to terminate GT Interactive's distribution of future platform games if GT Interactive has not met certain sales performance criteria. If the Company exercises this right, it will be obligated to repay the unrecouped portion of the advance paid by GTIS (excluding the advance for the Midway personal computer games), plus interest.

     In March 1994, the Company formed a joint venture with Nintendo to develop video games on certain platforms being developed by Nintendo. The joint venture is owned 50% by each of the Company and Nintendo. In connection with the formation of the joint venture, the Company also entered into arrangements with Nintendo for the development of a version of Cruis'n USA and Cruis'n World for Nintendo 64. The joint venture has the right to distribute home versions of any coin-operated sequels of Cruis'n USA developed by the Company and the right of first negotiation with respect to distribution of home versions of any coin-operated video games developed by the Company on a new coin-operated platform developed by Nintendo. To date, no home video games have been released through this joint venture, although the Company expects Nintendo to release the home video game Cruis'n World under license from the joint venture in Fall 1998.

     In September 1996, the Company entered into a master license agreement with Tiger Electronics, Inc. pursuant to which the Company granted Tiger the right to manufacture and distribute throughout the world certain liquid crystal display ("LCD") games based on certain of the Company's coin-operated video games and home games. The product categories licensed to Tiger include certain LCD game systems, including cartridges for Tiger's proprietary hand-held dot matrix LCD game system, and certain other electronic products. The initial term of the agreement with Tiger expires in December 2001, subject to certain renewal rights. The license agreements for specific products optioned under the master license agreement expire upon the later of the expiration of the master license agreement or 24 months after the prescribed release date. In March 1998, Tiger assigned the master license agreement to Hasbro, Inc. in connection with Hasbro's acquisition of Tiger's assets and business.

MANUFACTURING

     Coin-Operated Games. The Company's coin-operated games are manufactured by WMS at WMS' factory in Illinois pursuant to the Manufacturing Agreement dated as of April 6, 1998 between the parties (the "Manufacturing Agreement"). Prior to the Distribution, WMS manufactured the Company's coin-operated video games pursuant to the Manufacturing and Services Agreement dated as of July 1, 1996 (the "Manufacturing and Services Agreement"), which agreement was entered into in connection with the Offering. Effective as of April 6, 1998 and in connection with the Distribution, the Manufacturing Agreement superseded the Manufacturing and Services Agreement. See "Item 13. Certain Relationships and Related Transactions." The Company believes such arrangements and facilities are adequate for its current and planned production needs. Game production is generally based on advance purchase orders from distributors with respect to coin-operated games, and no significant inventory of finished goods is customarily maintained.

     Since the amount of backlog orders varies from the beginning to the end of a normal two-to three-month production process of a game, meaningful comparison of backlog orders can only be made at the same period during a production cycle and not at the end of fiscal years. The Company does not consider order backlog to be a meaningful indicator of future sales.

     Most coin-operated games are warranted for a period of 60 days, and home games are warranted for a period of 90 days. The costs incurred by the Company in connection with these warranties have been insignificant.

     The raw materials used in manufacturing coin-operated video games include various metals, plastics, wood and glass obtained from numerous sources of supply. In addition, numerous component parts, including electronic subassemblies and video monitors, are purchased from suppliers. Wood cabinets for coin-operated video games are manufactured by WMS' subsidiary Lenc-Smith Inc. pursuant to the Cabinet Supply Agreement dated as of April 6, 1998 between Lenc-Smith Inc. and the Company, as well as by other outside suppliers. See "Item 13. Certain Relationships and Related Transactions." The Company believes that the sources of supply of component parts and raw materials are adequate and that substitute sources of materials are available.

     Software Products for Home Games. Manufacturing of home games for 32- and 64-bit platforms is performed for the Company by the developer of the game platform (i.e., Nintendo, Sony or Sega), as required by the applicable platform license. The Company is one of only a limited number of software publishers who have been granted the right by Nintendo and Sega to self-manufacture cartridges for their 16-bit platforms. For such platforms, the Company generally employs contract manufacturing sources in Mexico. Platform manufacturers typically retain the right to limit the number of games and approve timing of release under manufacturing and licensing arrangements. Home game production is based upon estimated demand for each specific title and the level of the inventory of finished goods depends upon the variance in market demand during the life of a specific game title. At the time a product is approved for manufacturing, the Company must provide certain of the platform manufacturers with a purchase order for that product and an irrevocable letter of credit for 100% of the purchase price. Most products manufactured by the dedicated platform manufacturers for the Company are purchased by the Company on an "as is" and "where is" basis and are delivered to the Company FOB place of manufacture and shipped at the Company's own expense and risk. Initial orders generally require 30 to 75 days to manufacture depending on the platform. Reorders of cartridge based products require approximately 50 days to manufacture, while reorders of CD-ROM based products generally require only 14 days. Shipping of orders requires an additional three to 10 days, depending on the mode of transport and location of manufacturer.

     The Company leases a warehouse facility in Dallas, Texas from which it distributes home games. Certain products are imported into the United States, whereupon they are inspected by customs agents and transferred to the Company's warehouse facility where they are unpacked and shipped to the Company's customers. Certain of these product components are assembled into finished products for the Company by third parties prior to their transfer to the Company's warehouse facility. Products ordered for inventory are stored at the warehouse facility and used to fill additional orders as received.

     The Company participates in the electronic data interchange program maintained by most of its largest customers for home games. Re-orders from inventory are generally filled by the Company within two days. As a result, home games traditionally have no backlog of orders.

     CD-ROM Based Software Products for Personal Computers. Under the Company's arrangements with GT Interactive, the Company and GT Interactive shared equally the cost to develop personal computer CD-ROM versions of those of the Company's coin-operated video games released prior to March 1997 that GT Interactive elected to release to the home market. If GT Interactive elects to release a game for the home market, it is responsible for and bears the cost of the manufacture of the CD-ROMs as well as all other costs related to the sale of these CD-ROMs. For games released after March 1997, the Company bears all costs of development, and GT Interactive bears the cost of translating and localizing games which it elects to release outside of North America and Japan. In the event that the Company elects not to convert a coin-operated video game for use on personal computers, GT Interactive may elect to do so, but must then bear all conversion costs.

PRODUCT RETURNS AND PRICE ADJUSTMENTS

     In its home video game business, the Company accepts product returns for defective products and sometimes provides replacements, markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of the Company's home games. At the time of product shipment, the Company establishes reserves, including reserves under the Company's policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of the Company's products and other factors. Product returns, markdowns and credits that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company maintains reserves which it believes to be adequate with respect to product returns and price reductions, there can be no assurance that the reserves established will not be exceeded.

PLATFORM LICENSES

     Under non-exclusive license arrangements with Nintendo, Sony and Sega, the Company has the right to develop and market software products for (i) Nintendo's Super Nintendo Entertainment System, Nintendo 64, Game Boy and Color Game Boy platforms, (ii) Sony's PlayStation, and (iii) Sega's Genesis and Saturn platforms. Generally, no specific hardware license is required for the development and marketing of personal computer software. Certain of the platform license agreements or renewals of existing agreements are in the process of being finalized with the platform manufacturers. However, the Company and such platform manufacturers have proceeded as if the formal agreements were in place by approving new game concepts, manufacturing new home games and otherwise. The Company believes such informal arrangements are not uncommon in the home video game business. The Company does not believe there is any significant risk that the definitive platform license agreements will not be finalized on terms acceptable to the Company.

     Each dedicated platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted to such dedicated platform manufacturer, as applicable, for pre-publication approval. Such approval is generally discretionary. The Company bears all costs and expenses in connection with its development of games under its agreements with each of the dedicated platform manufacturers. Dedicated platform manufacturers charge the Company a fixed amount for each software cartridge or CD-ROM manufactured by such dedicated platform manufacturer. This charge generally includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's name and proprietary information and technology, and may be subject to adjustment by such dedicated platform manufacturer in its discretion. The Company is responsible in most cases for resolving, at its own expense, any software warranty or repair claim. To date, the Company has not experienced any material software warranty claims.

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

     In fiscal 1998, 86% of the Company's unit sales of software products were for use on 32- and 64-bit game platforms (Nintendo 64, Sony PlayStation and Sega Saturn platform). The balance of the Company's home video game unit sales were primarily for the 16-bit Super Nintendo Entertainment System and Sega Genesis platforms, as well as for portable game systems. The Company expects that an increasing portion of its revenues in the coming years will be comprised of games for 32- and 64-bit game platforms. If the popularity of home video games on dedicated hardware platforms materially declines, or if the Company were to lose its license to publish software from any of these companies, the Company's business would be materially and adversely affected.

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

     The Company has over 1,000 trademark registrations worldwide for its games and applies for trademark protection for all of its game titles, other than those licensed from third parties.

     The Company has registered the copyrights in the video game software for most of its owned coin-operated titles. Notwithstanding such copyright protection, preventing unauthorized duplication of software products is difficult and costly and, in the case of personal computer software, such unauthorized duplication is relatively common. Certain of the Company's personal computer products require the user to refer to materials shipped with the software in order to use the product. Despite such protection, the Company believes that such requirements can be, and in certain instances have been, circumvented.

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

     In the home market, the Company competes principally with Nintendo, Sony and Sega, the largest publishers of software for their respective systems. Due to their dominant position in the industry as primary manufacturers of dedicated platform hardware and software, Nintendo, Sony and Sega have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space. There can be no assurance that Nintendo, Sony or Sega will not increase their own software development efforts. The Company also competes in the United States and Canada with numerous companies licensed by Nintendo, Sony and Sega to develop software products for use with their respective systems. These competitors include Acclaim, Capcom, Eidos, Electronic Arts, GT Interactive, Konami, Lucas Arts, Namco and THQ. Additionally, the Company's games which are sold for use on personal computers compete with entertainment software sold by companies such as Acclaim, Cendant, Electronic Arts, GT Interactive, Learning Co. and Microsoft, among others. The entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely affect the Company's performance in such markets.

     The Company believes that many of the Company's competitors, in addition to large software companies such as Microsoft, are developing on-line interactive games and interactive networks that will be competitive with the Company's interactive products. See "Factors Affecting Future Performance -- Competition" below.

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

     While the coin-operated video game business is not generally seasonal in nature, the home video game business is highly seasonal. Sales of home video games are typically significantly higher during the September and December quarters due to the year-end holiday buying season. Sales in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

EMPLOYEES

     At June 30, 1998, the Company had approximately 550 employees. The Company believes that its relations with its employees are satisfactory.

                      FACTORS AFFECTING FUTURE PERFORMANCE

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

RELIANCE ON MORTAL KOMBAT PRODUCTS

     Revenues from Mortal Kombat products accounted for approximately 19.1%, 22.0% and 34.9% of the Company's total revenues during fiscal 1998, 1997 and 1996, respectively. If Mortal Kombat products fail to continue to sell or if the Company fails to replace the Mortal Kombat products with additional products generating significant revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

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

COMPETITION

     The video game business is intensely competitive and is characterized by the continuous introduction of new titles and the development of new technologies. The ability of the Company to compete successfully in this market is based, in large part, upon its ability to select and develop popular titles, to identify and obtain rights to commercially marketable intellectual properties and to adapt its products for use with new technologies. In addition, successful competition is also based upon price, access to retail shelf space in the case of home games, product enhancements, new product introductions, marketing support and distribution channels. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. See "Business -- Competition" above.

     The Company believes that large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft, are increasing their focus on the interactive entertainment market, which will result in greater competition for the Company. In particular, many of the Company's competitors are developing on-line interactive games and interactive networks that will be competitive with the Company's interactive products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business and financial condition.

PRODUCT RETURNS AND PRICE ADJUSTMENTS

     In its home video game business, the Company accepts product returns for defective products and sometimes provides replacements, markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of the Company's home games. At the time of product shipment, the Company establishes reserves, including reserves under the Company's policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of the Company's products and other factors. Product returns, markdowns and credits that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company maintains reserves which it believes to be adequate with respect to product returns and price reductions, there can be no assurance that the reserves established will not be exceeded.

DEPENDENCE ON DEDICATED PLATFORM MANUFACTURERS

     In fiscal 1998, 86% of the Company's unit sales of software products were for use on 32- and 64-bit game platforms (Nintendo 64, Sony PlayStation and Sega Saturn platform). The balance of the Company's home video game unit sales were primarily for the 16-bit Super Nintendo Entertainment System and Sega Genesis platforms, as well as for portable game systems. The Company expects an increasing portion of its revenues in the coming years will be comprised of games for 32- and 64-bit game platforms. If the popularity of home video games on dedicated hardware platforms materially declines, or if the Company were to lose its license to publish software from any of the major platform manufacturers, namely Nintendo and Sony, the Company's business would be materially and adversely affected.

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

     The Company depends on Nintendo, Sony and Sega for the protection of the intellectual property rights to their respective hardware platforms and technology, their ability to control the proliferation of new titles by licensees and others and their ability to discourage unauthorized persons from producing software for the Nintendo, Sony and Sega platforms. The Company also relies upon the dedicated platform manufacturers for the manufacturing of software cartridges and CD-ROMs for their platforms.

MANUFACTURING RISKS

     The manufacturing of cartridges and CD-ROMs for the Company's home games is performed for the Company by third parties. While the Company has not to date experienced any material delays or interruptions in the manufacture of the Company's products, there can be no assurance that such delays or interruptions will not occur or, if any do occur, that they could be remedied without further delay and without materially and adversely affecting the Company's business, operating results or financial condition. Unanticipated delays in receipt of shipments or price increases from any of the Company's contract manufacturing sources could adversely affect the Company's business.

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

CONFLICTS OF INTEREST WITH WMS

     Certain of the Company's officers and directors are also officers, directors and stockholders of WMS, and may be subject to various conflicts of interest including, among others, the performance by the two companies under their existing agreements with each other as well as the negotiation of any agreements required to be entered into in the future between these two parties. Additionally, the Company may be subject to various conflicts of interest arising from the relationship among it and WMS and their respective affiliates.

     Mr. Neil D. Nicastro, the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of the Company is also a Director of and a consultant to WMS. Mr. Louis J. Nicastro, a Director of the Company is also the Chairman of the Board, President and Chief Executive Officer of WMS. Mr. Neil D. Nicastro is the son of Mr. Louis J. Nicastro. Mr. Harold H. Bach, Jr., Mr. Kenneth J. Fedesna and Mr. Orrin J. Edidin, officers and employees of WMS and/or various of its affiliates, are also officers of the Company. Mr. Bach and Mr. Fedesna are also Directors of the Company. Each of Messrs. Bach, Fedesna and Edidin will devote such time to the business and affairs of the Company as the Company's Board of Directors deems appropriate. However, each such person has other duties and responsibilities with WMS that may conflict with time which might otherwise be devoted to his duties with the Company. The Company anticipates that Messrs. Bach, Fedesna and Edidin will resign their positions with WMS by the end of fiscal 1999.

ITEM 2. PROPERTIES.

     The Company's principal office is located at 3401 North California Avenue, Chicago, Illinois in premises owned by WMS. The following table contains certain information describing the general character of the Company's other principal properties, all of which are leased facilities.

                                                              APPROXIMATE    ANNUAL          LEASE
         LOCATION                     PRINCIPAL USE           SQUARE FEET    RENT($)    EXPIRATION DATE
         --------                     -------------           -----------    -------    ---------------
2727 W. Roscoe Street          Video Game Design and            47,500       146,000       06/30/01
Chicago, IL                    Development
675 Sycamore Drive             Video Game Design and            84,501       593,196       07/31/05
Milpitas, CA                   Development and Offices
800 N. Main Street             Video Games Sales and            14,700        77,760       06/01/03
Corsicana, TX                  Marketing
1800 S. Business 45            Video Games Sales and             6,000        48,000       02/28/99
Corsicana, TX                  Marketing
2400 S. Business 45            Office/Warehouse                  5,000        30,000    month-to-month
Corsicana, TX
2820 Merrell Road              Warehouse                        28,234        84,702       07/31/99
Dallas, TX
10110 Mesa Rim Road            Video Game Design and            27,512       250,644       06/01/02
San Diego, CA                  Development
6865 Flanders Drive            Video Game Design and             4,187        50,244       06/30/02
San Diego, CA                  Development
6620 Mesa Ridge Road           Video Game Sales and              9,104        98,329       06/30/02
San Diego, CA                  Marketing

     The Company believes that its facilities and equipment will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected normal growth.

ITEM 3. LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business, none of which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Reference is made to "Market for the Company's Common Stock and Related Security-Holder Matters" set forth in the 1998 Annual Report, which information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

     Reference is made to "Selected Five-Year Financial Data" set forth in the 1998 Annual Report, which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the 1998 Annual Report, which information is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Financial Statements and Notes thereto and Report of Independent Auditors set forth in the 1998 Annual Report, which information is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. The following table sets forth certain information with respect to each director of the Company. Mr. Neil D. Nicastro is the son of Mr. Louis J. Nicastro; otherwise, there is no family relationship between any of the directors or executive officers of the Company.

     Upon approval by the Company's stockholders at the 1998 Annual Meeting of Stockholders, the Board of Directors was divided into three classes. The initial term of office for the Class III directors expires at the Annual Meeting of Stockholders to be held in 1999; the initial term of office for the Class II directors expires at the Annual Meeting of Stockholders to be held in 2000; and the initial term of the Class I directors expires at the Annual Meeting of Stockholders to be held in 2001. Upon expiration of the initial staggered terms, directors will be elected for three year terms to succeed those directors whose terms expire.

                                                                                          SHARES OF
                                                                                         COMMON STOCK   PERCENTAGE
                                                                         DIRECTOR OR     DEEMED TO BE       OF
                                                                          EXECUTIVE      BENEFICIALLY   OUTSTANDING
                                  POSITION(S) WITH THE COMPANY AND      OFFICER OF THE   OWNED AS OF      COMMON
          NAME (AGE)             PRINCIPAL OCCUPATION AS OF 9/15/98     COMPANY SINCE     9/15/98(1)     STOCK(2)
          ----------             ----------------------------------     --------------   ------------   -----------
Class I Directors: Initial term expiring at the Company's 2001 Annual Meeting
Neil D. Nicastro (41).........  Chairman of the Board of Directors,       1998             863,458(3)       2.3%
                                President, Chief Executive Officer
                                and Chief Operating Officer of the
                                Company
William C. Bartholomay (70)...  Director of the Company and President     1996              80,370(4)         *
                                of Near North National Group
Norman J. Menell (66).........  Director of the Company and Vice          1996              52,506(4)         *
                                Chairman of the Board of WMS
Louis J. Nicastro (70)........  Director of the Company and Chairman      1998              50,547(4)         *
                                of the Board, President and Chief
                                Executive Officer of WMS
Class II Directors: Initial term expiring at the Company's 2000 Annual Meeting
Kenneth J. Fedesna (48).......  Executive Vice President -- Coin-Op       1996             132,463(5)         *
                                Video and Director of the Company and
                                Vice President and General Manager of
                                Williams Electronics Games, Inc.
William E. McKenna (79).......  Director of the Company and General       1996              51,958(4)         *
                                Partner, MCK Investment Company
Harvey Reich (69).............  Director of the Company and Attorney      1996              51,277(4)         *
Ira S. Sheinfeld (60).........  Director of the Company and Attorney,     1996              56,801(4)         *
                                Squadron, Ellenoff, Plesent &
                                Sheinfeld LLP
Class III Directors: Initial term expiring at the Company's 1999 Annual Meeting
Harold H. Bach, Jr. (66)......  Executive Vice President -- Finance,      1990             121,674(5)         *
                                Treasurer and Chief Financial Officer
                                and Director of the Company and Vice
                                President -- Finance, Treasurer,
                                Chief Financial and Chief Accounting
                                Officer of WMS
Byron C. Cook (44)............  Executive Vice President -- Home          1996             158,589(5)         *
                                Video and Director of the Company

                                                                                          SHARES OF
                                                                                         COMMON STOCK   PERCENTAGE
                                                                         DIRECTOR OR     DEEMED TO BE       OF
                                                                          EXECUTIVE      BENEFICIALLY   OUTSTANDING
                                  POSITION(S) WITH THE COMPANY AND      OFFICER OF THE   OWNED AS OF      COMMON
          NAME (AGE)             PRINCIPAL OCCUPATION AS OF 9/15/98     COMPANY SINCE     9/15/98(1)     STOCK(2)
          ----------             ----------------------------------     --------------   ------------   -----------
Richard D. White (44).........  Director of the Company and Managing      1996              35,000(4)         *
                                Director, CIBC Oppenheimer Corp.
Gerald O. Sweeney, Jr. (46)...  Director of the Company and Attorney,     1996              35,000(4)         *
                                Lord, Bissell & Brook

-------------------------
 * Less than 1% of the number of outstanding shares of Common Stock on September 15, 1998.

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

(3) Includes 430,000 shares of Common Stock which the director has the right to acquire upon the exercise of stock options.

(4) Includes 35,000 share of Common Stock which the director has the right to acquire upon the exercise of stock options.

(5) Includes 90,000 shares of Common Stock which the director has the right to acquire upon the exercise of stock options.

     NEIL D. NICASTRO has been the President and Chief Operating Officer of the Company since July 1, 1991 and a Director since July 29, 1988. On July 26, 1996, Mr. Nicastro became Chairman of the Board of Directors and Chief Executive Officer of the Company, having served as Co-Chief Executive Officer and Chief Operating Officer since December 1, 1994. Mr. Nicastro served as President and Chief Operating Officer (1991-1995), Treasurer (1991-1994), Executive Vice President and Treasurer (1989-1991) and Senior Vice President and Treasurer (1988-1989). Mr. Nicastro has also served as a Director of WMS since 1986 and as consultant to WMS since April 6, 1998. Mr. Nicastro was elected President of WMS June 18, 1991, sole Chief Executive Officer June 26, 1996, Co-Chief Executive Officer August 29, 1994 and Chief Operating Officer September 30, 1990. Mr. Nicastro resigned his officerships with WMS on April 6, 1998, the date WMS completed the Distribution.

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

     LOUIS J. NICASTRO has been the President and Chief Executive Officer of WMS since April 6, 1998. He has served as Chairman of the Board of Directors of WMS since its incorporation in 1974. Mr. Nicastro has also served WMS as Co-Chief Executive Officer (1994-1996), Chief Executive Officer (1974-1994), President (1985-1988 and 1990-1991) and Chief Operating Officer (1985-1986 and 1998). Mr.
Nicastro also served as Chairman of the Board and Chief Executive Officer of WHG Resorts & Casinos Inc. and its predecessors from 1983 until January 1998. Mr. Nicastro was a Director of the Company from 1988 until June 26, 1996. He rejoined the Company as a Director on August 30, 1996. Mr. Nicastro also served as

Chairman of the Board and Co-Chief Executive Officer of the Company from December 1, 1994 to June 26, 1996, Chairman of the Board and Chief Executive Officer of the Company (1988-1994), and President of the Company (1988-1989 and 1990-1991).

     KENNETH J. FEDESNA became a Director and Executive Vice
President -- Coin-Op Video of the Company on August 30, 1996. Mr. Fedesna served as Vice President and General Manager of the Company from July 29, 1988 to August 30, 1996. He has also served as Vice President and General Manager of Williams Electronics Games, Inc., a wholly-owned subsidiary of WMS, for in excess of five years and was a Director of WMS from 1993 until his resignation on April 6, 1998.

     WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for in excess of five years. He also is a Director of California Amplifier, Inc., Drexler Technology Corporation and Safeguard Health Enterprises, Inc. Mr. McKenna has also served as a Director of WMS since 1981 and was elected as a Director of the Company in October 1996.

     HARVEY REICH was a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for in excess of five years until his retirement from that firm in July 1998. He has also served as a Director of WMS since 1983 and was elected as a Director of the Company in October 1996.

     IRA S. SHEINFELD has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York for in excess of five years. He has also served as a Director of WMS since 1993 and was elected as a Director of the Company in October 1996.

     HAROLD H. BACH, JR. became a Director, Executive Vice President -- Finance and Chief Financial Officer of the Company on August 30, 1996. Previously, Mr. Bach served as Senior Vice President -- Finance and Chief Financial Officer of the Company from September 17, 1990 to August 30, 1996, and he has served as Treasurer continuously since December 1, 1994. Additionally, Mr. Bach has also served as Vice President -- Finance, Chief Financial and Chief Accounting Officer of WMS for in excess of five years. Prior to joining WMS, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

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

     RICHARD D. WHITE has been a Managing Director of CIBC Wood Gundy Capital Corp., New York, New York, an affiliate of CIBC Oppenheimer Corp. and its predecessor, for in excess of five years, and was elected as a Director of the Company in October 1996. Mr. White is also a director of Vestcom International, Inc.

     GERALD O. SWEENEY, JR. has been a member of the law firm Lord, Bissell & Brook, Chicago, Illinois for in excess of five years. He was elected as a Director of the Company in November 1996.

     (b) Identification of Executive Officers. The following table sets forth certain information with respect to each executive officer of the Company. Each executive officer serves as an executive officer until the next annual meeting of the Company's Board of Directors and until his respective successor is duly elected and qualify.

                NAME                     AGE                            POSITION
                ----                     ---                            --------
Neil D. Nicastro.....................    41     Chairman of the Board of Directors, President, Chief
                                                Executive Officer and Chief Operating Officer
Harold H. Bach, Jr...................    66     Executive Vice President -- Finance, Treasurer and Chief
                                                Financial Officer
Byron C. Cook........................    44     Executive Vice President -- Home Video
Kenneth J. Fedesna...................    48     Executive Vice President -- Coin-Op Video
Orrin J. Edidin......................    37     Vice President, Secretary and General Counsel

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

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) reports that they file.

     Based on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from July 1, 1997 through June 30, 1998, all filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except that WMS was late in filing its Form 4 reporting the Distribution.

ITEM 11. EXECUTIVE COMPENSATION.

     The executive officers of the Company (other than Mr. Neil D. Nicastro and Mr. Byron C. Cook) received no compensation from the Company during the fiscal years ended June 30, 1998, 1997 or 1996. The Summary Compensation Table below sets forth the cash compensation paid by WMS (or in the case of (i) Mr. Nicastro, (A) for the period from the date of the Offering until the date of the Distribution, by WMS and the Company, and (B) for the period from the date of the Distribution through June 30, 1998, by the Company and (ii) Mr. Cook, by the Company) for service in all capacities (including on behalf of the Company) during the fiscal years ended June 30, 1998, 1997 and 1996 to each of the Company's executive officers who served during such period and whose compensation from WMS or the Company exceeded $100,000. Pursuant to the Manufacturing and Services Agreement between WMS and the Company, after the Offering and until the Distribution the compensation paid by WMS to the executive officers of the Company (other than Messrs. Nicastro and Cook) was allocated to the Company based upon estimates by management of the Company and management of WMS of the percentage of time devoted to the Company. After the Distribution, compensation paid by WMS to the executive officers of the Company (other than Messrs. Nicastro and Cook) is reimbursed by the Company in amounts equal to the Company's allocated cost pursuant to the Temporary Support Services Agreement dated as of April 6, 1998 between WMS and the Company (the "Temporary Support Services Agreement"). Management of the Company believes that such executive officers devoted 40% to 70% of their time to the Company during fiscal 1998. The results of operations for each of the fiscal years ended June 30, 1998, 1997 and 1996 include an allocation of the compensation of the Company's executive officers based on estimates by management of WMS. See

"Item 13. Certain Relationships and Related Transactions" for a description of the Manufacturing and Services Agreement and the Temporary Support Services Agreement.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                           COMPENSATION
                                              ANNUAL COMPENSATION             AWARDS
                                         ------------------------------    -------------
                                                                            SECURITIES
                                                                            UNDERLYING          ALL OTHER
     NAME AND PRINCIPAL POSITION         YEAR    SALARY($)    BONUS(4)     OPTIONS(#)(1)    COMPENSATION($)(2)
     ---------------------------         ----    ---------    --------     -------------    ------------------
Neil D. Nicastro(3)..................    1998     575,000     1,387,820       150,000             47,074(4)
  Chairman of the Board, Chief           1997     600,000       969,160       500,000             54,632(4)
  Executive Officer, President and       1996     532,500       267,600            --             35,791(4)
  Chief Operating Officer
Harold H. Bach, Jr...................    1998     300,000       220,000        50,000
  Executive Vice
     President -- Finance,               1997     300,000       175,000       100,000                 --
  Treasurer and Chief Financial
     Officer                             1996     262,500        67,800            --                 --
Byron C. Cook........................    1998     300,000       350,000        50,000                 --
  Executive Vice President--Home
     Video...........................    1997     300,000       250,000       100,000                 --
                                         1996     250,000       150,000            --                 --
Kenneth J. Fedesna...................    1998     310,000       150,000        50,000              2,500(5)
  Executive Vice President--Coin-Op      1997     310,000       150,000       100,000              2,500(5)
  Video                                  1996     267,500        66,000            --              2,500(5)
Orrin J. Edidin......................    1998     180,000        75,000        35,000                 --
  Vice President, Secretary and
     General Counsel

-------------------------
(1) Excludes options to purchase shares of WMS common stock, all of which were granted at an exercise price equal to market value on the date of grant. In fiscal 1998, Mr. Nicastro received options to purchase 250,000 shares of WMS common stock, and Mr. Edidin received 25,000 options to purchase WMS common stock. In fiscal 1997, Mr. Edidin received 25,000 options to purchase WMS common stock.

(2) Excludes adjustments to WMS options made pursuant to the adjustment plan described under "Compensation from WMS Option Adjustment" below.

(3) Mr. Nicastro also received severance payments from WMS in fiscal 1998 consisting of $2,500,000 in addition to the stock options described in footnote 1 above. See "Employment Agreements" below.

(4) Amount shown for Mr. Neil D. Nicastro includes for fiscal 1998, 1997 and 1996 life insurance premiums of $1,571, $1,467 and $691, respectively, and $45,503, $53,165 and $35,100 for fiscal 1998, 1997 and 1996, respectively, accrual for contractual retirement benefits.

(5) Amount shown for Mr. Fedesna includes life insurance premiums.

     The following table sets forth certain information with respect to options to purchase Common Stock granted during fiscal year 1998 under the Company's Stock Option Plans for the executive officers named in the Summary Compensation Table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                                                       -----------------                                 POTENTIAL REALIZABLE VALUE
                                                   PERCENT OF                                              AT ASSUMED ANNUAL RATE
                                                  TOTAL OPTIONS                                                OF STOCK PRICE
                                                   GRANTED TO                                             APPRECIATION FOR OPTION
                          NUMBER OF SECURITIES    EMPLOYEES IN                                                    TERM (1)
                           UNDERLYING OPTIONS        FISCAL           EXERCISE PRICE                     --------------------------
          NAME                GRANTED (#)           YEAR (%)            ($/SHARE)      EXPIRATION DATE     5%($)           10%(S)
          ----            --------------------    -------------       --------------   ---------------     -----           ------
Neil D. Nicastro........        150,000(2)            31.6                16.50            5/17/08       1,556,514       3,944,512
Harold H. Bach, Jr......         50,000(2)            10.5                16.50            5/17/08         518,838       1,314,837
Byron C. Cook...........         50,000(2)            10.5                16.50            5/17/08         518,838       1,314,837
Kenneth J. Fedesna......         50,000(2)            10.5                16.50            5/17/08         518,838       1,314,837
Orrin J. Edidin.........         35,000(3)             7.4                16.50            5/17/08         363,187         920,386

-------------------------
(1) The assumed appreciation rates are set pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and are not derived from the historical or projected prices of the Company's Common Stock. Total potential stock price appreciation from May 18, 1998 to May 17, 2008 for all stockholders based on the price of $16.50 per share of Common Stock on May 18, 1998 and a total of 38,500,000 shares of Common Stock then outstanding would be $399,505,000 and $1,012,425,000 at assumed rates of stock appreciation of 5% and 10%, respectively.

(2) Twenty percent of these options were immediately exercisable upon the date of the grant. The balance of the options become exercisable up to 40%, 60%, 80% and 100% of the total number of options granted upon the first, second, third and fourth anniversaries, respectively, of the date of the grant.

(3) This option becomes exercisable up to 10%, 30%, 60% and 100% of the total number of options granted upon the first, second, third and fourth anniversaries, respectively, of the date of the grant.

     The following table sets forth certain information with respect to the number and assumed values of options to purchase Common Stock owned by the executive officers named in the Summary Compensation Table above.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                     NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                               SHARES                               OPTIONS AT 6/30/98(#)           6/30/98($)(1)
                              ACQUIRED                                  EXERCISABLE(E)             EXERCISABLE(E)
         NAME              ON EXERCISE(#)     VALUE REALIZED($)        UNEXERCISABLE(U)           UNEXERCISABLE(U)
         ----              --------------     -----------------     ----------------------     -----------------------
Neil D. Nicastro.......          --                  --                    330,000(E)                    --(E)
                                                                           320,000(U)                    --(U)
Harold H. Bach, Jr. ...          --                  --                     70,000(E)                    --(E)
                                                                            80,000(U)                    --(U)
Byron C. Cook..........          --                  --                     70,000(E)                    --(E)
                                                                            80,000(U)                    --(U)
Kenneth J. Fedesna.....          --                  --                     70,000(E)                    --(E)
                                                                            80,000(U)                    --(U)
Orrin J. Edidin........          --                  --                         --(E)                    --(E)
                                                                            35,000(U)                    --(U)

-------------------------
(1) Based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 1998, which was $15.625.

COMPENSATION FROM WMS OPTION ADJUSTMENT

     As of the date of the Distribution, certain of the Company's directors and officers held options to purchase shares of WMS common stock. Each of WMS's four Stock Option Plans in effect prior to the Distribution provided that in the event of a dividend or other distribution, such as the Distribution, outstanding options were to be adjusted so as to prevent dilution of the benefits or potential benefits intended to be made available by the options. WMS adopted an adjustment plan (the "Adjustment Plan") intended to prevent such dilution by giving option holders (i) the same number of options to acquire shares of WMS common stock after the Distribution (at adjusted exercise prices) as such holders held at the time of the Distribution and (ii) compensation for the lost opportunity value represented by the shares of Common Stock being distributed in the Distribution. The Adjustment Plan also provided that such compensation be paid by WMS through a combination of cash and shares of WMS common stock.

     The consideration paid by WMS under the Adjustment Plan in fiscal 1998 to the persons named in the Summary Compensation Table is in addition to the amounts set forth therein and is as follows: Neil D. Nicastro received WMS Common Stock valued at $6,079,497 and cash in the amount of $12,428,476. Harold
H. Bach, Jr. received WMS Common Stock valued at $534,722 and cash in the amount of $1,093,193. Byron C. Cook received WMS Common Stock valued at $1,153,488 and cash in the amount of $3,485,699. Kenneth J. Fedesna received WMS Common Stock valued at $940,058 and cash in the amount of $1,921,830. Orrin J. Edidin received cash in the amount of $49,442 in respect of Mr. Edidin's vested WMS options. Additional cash adjustment payments for the unvested portion of the options ($441,335 if Mr. Edidin is still serving WMS or the Company through the end of the vesting period) will be made in the fiscal years in which such options would have vested. The WMS common stock was valued at the average of the high and low prices for WMS common stock on the New York Stock Exchange on April 3, 1998, the last day of trading prior to the Distribution.

COMPENSATION OF DIRECTORS

     The Company pays a fee of $22,500 per annum to each director who is not also an employee of the Company or any of its subsidiaries. Each such director who serves as the chairman of any committee of the Board of Directors receives a further fee of $2,500 per annum for his services in such capacity and each other member of the Company's Audit Committee receives an additional fee of $2,500 per annum. Five of the Company's eight non-employee directors also serve on the Board of Directors of WMS and receive compensation therefor. See "Item 10. Directors and Executive Officers of the Registrant."

     Additionally, immediately prior to the Offering the Company granted market priced options to purchase 25,000 shares of Common Stock to each of its non-employee directors. Subsequent to the Offering, the Company granted options to purchase 25,000 shares of Common Stock to Mr. Gerald O. Sweeney, Jr., a non-employee director of the Company who was elected to the Board of Directors after the Offering in November 1996. In May 1998, the Company granted market priced options to purchase an additional 10,000 shares of Common Stock to each of its non-employee directors. See "Stock Option Plan" below.

     Pursuant to the Adjustment Plan described above, Mr. Sheinfeld received 18,202 shares of WMS common stock valued at $604,648 and cash in the amount of $1,236,277. Messrs. Reich, Menell, McKenna and Bartholomay each received 10,731 shares of WMS common stock valued at $356,470 and cash in the amount of $728,799.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Company's Compensation and Stock Option Committee was an employee or officer of the Company, and no officer, director or other person had any relationship required to be disclosed here.

EMPLOYMENT AGREEMENTS

     Mr. Neil D. Nicastro is employed as the Company's Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer under the terms of an Employment Agreement dated as of July 1, 1996, which agreement was amended on March 5, 1998 (the "Amendment"). The Amendment became effective on April 6, 1998, the date of the Distribution. Prior to May 1, 1998, the employment agreement provided for salaried compensation at the rate of $300,000 per annum, plus bonus compensation in an amount equal to two percent of the pre-tax income of the Company. On May 1, 1998, Mr. Nicastro's base salary was increased to $600,000. For the fiscal year ending June 30, 1998, bonus compensation under the employment agreement was in an amount equal to two percent of the pre-tax income of the Company multiplied by the percentage of Common Stock outstanding which was not owned by WMS at June 30, 1998. The portion of Mr. Nicastro's bonus from WMS that was attributable to the pre-tax income of the Company through the date of the Distribution was charged to the Company pursuant to the Manufacturing and Services Agreement described in "Item 13. Certain Relationships and Related Transactions" below. The employment agreement expires October 29, 2001, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. Upon Mr. Nicastro's retirement or death, the Company is required to pay to Mr. Nicastro or his designee, or if no designation is made, to his estate, for a period of seven years, an annual benefit equal to one-half of the annual base salary being paid to him on such retirement or death, as the case may be, but in no event less than $150,000 per annum. Such benefits are payable notwithstanding Mr. Nicastro's termination of employment for any reason.

     The employment agreement provides that Mr. Nicastro shall devote such time to the business and affairs of the Company as is reasonably necessary to perform the duties of his position. The Amendment to the employment agreement provides that Mr. Nicastro may continue to serve as a Director of and consultant to WMS as he deems appropriate. Upon the termination of Mr. Nicastro's employment with WMS, WMS paid Mr. Nicastro $2,500,000 in severance payments and granted him 10-year options to purchase 250,000 shares of WMS common stock at an exercise price equal to market value on the date of grant.

     Until April 6, 1998, Mr. Nicastro was employed by WMS pursuant to an employment agreement which provided for, among other things, full participation in all benefit plans available to senior executives of WMS and for reimbursement of all medical and dental expenses incurred by him or his spouse and incurred by his children under the age of twenty-one. Prior to the Amendment, Mr. Nicastro's employment agreement with the Company provided that should WMS fail for any reason to provide the aforementioned benefits to Mr. Nicastro, the Company and WMS would each provide such benefits to him at its expense. The Amendment provides that Mr. Nicastro will be entitled to participate and receive the benefits of all pension and retirement plans, bonus plans, health, life, hospital, medical and dental insurance (including reimbursement for all medical and dental expenses incurred by him, his spouse and his children under the age of twenty-one, to the extent such expenses are not otherwise reimbursed by insurance provided by the Company) and all other employee benefits and perquisites generally made available to employees of the Company. Additionally, the Company currently provides Mr. Nicastro with $2,000,000 of life insurance coverage in addition to the standard amount provided to Company employees. Prior to the Amendment and termination of Mr. Nicastro's employment with WMS, Mr. Nicastro was provided $1,000,000 of life insurance by each of the Company and WMS.

     Mr. Nicastro's employment agreement with the Company further provides for full compensation during periods of illness or incapacity; however, the Company may give 30 days' notice of termination if such illness or incapacity disables Mr. Nicastro from performing his duties for a period of more than six months. Such termination notice becomes effective if full performance is not resumed within 30 days after such notice and maintained for a period of two months thereafter. The employment agreement may be terminated at the election of Mr. Nicastro upon the occurrence without his consent or acquiescence of any one or more of the following events: (i) the placement of Mr. Nicastro in a position of lesser stature or the assignment to Mr. Nicastro of duties, performance requirements or working conditions significantly different from or at variance with those presently in effect; (ii) the treatment of Mr. Nicastro in a manner which is in derogation of his status as a senior executive; (iii) the cessation of service of Mr. Nicastro as a member of the Board of Directors of the Company;
(iv) the discontinuance or reduction of amounts payable or personal benefits available to Mr. Nicastro pursuant to such agreement; or (v) the requirement that Mr. Nicastro work outside his agreed upon metropolitan area. In any such event, and in the event the Company is deemed to have wrongfully terminated Mr. Nicastro's employment agreement under the terms thereof, the Company is obligated (a) to make a lump sum payment to Mr. Nicastro equal in amount to the sum of the aggregate base salary during the remaining term of his employment agreement (but in no event less than three times the highest base salary payable to him during the one-year period prior to such event), the bonus (assuming pre-tax income of the Company during the remainder of the term of the employment agreement is earned at the highest level achieved in either of the last two full fiscal years prior to such termination) and the retirement benefit (assuming the date of termination is his retirement date) otherwise payable under the terms of the employment agreement and (b) to purchase at the election of Mr. Nicastro all stock options held by him with respect to the Company's Common Stock at a price equal to the spread between the option price and the fair market price of such stock as defined in the agreement. The employment agreement may also be terminated at the election of Mr. Nicastro if individuals who presently constitute the Board of Directors, or successors approved by such Board members, cease for any reason to constitute at least a majority of the Board. Upon such an event, the Company may be required to purchase the stock options held by Mr. Nicastro and make payments similar to those described above.

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

     Midway Home Entertainment Inc. ("Midway Home"), a wholly-owned subsidiary of the Company, entered into an employment agreement with Mr. Byron C. Cook, pursuant to which Mr. Cook serves as President and Chief Operating Officer of Midway Home. The agreement expired May 1, 1998. Mr. Cook's base salary in fiscal 1998 was $300,000 per annum. For fiscal 1998, Mr. Cook also received a bonus of $350,000. In addition, pursuant to the agreement, on May 2, 1994, Mr. Cook was awarded non-qualified stock options to purchase 200,000 shares of WMS common stock. The Company continued to employ Mr. Cook after expiration of the employment agreement upon similar terms and conditions.

STOCK OPTION PLANS

     The Company has adopted a 1998 Non-Qualified Stock Option Plan (the "1998 Stock Option Plan") and a 1996 Stock Option Plan (the "1996 Stock Option Plan" and together with the 1998 Stock Option Plan, the "Stock Option Plans"). The Stock Option Plans provide for the granting of stock options to directors, officers, employees, consultants and advisors of the Company and its subsidiaries. The Stock Option Plans are intended to encourage stock ownership by directors, officers, employees, consultants and advisors of the Company and its subsidiaries and thereby enhance their proprietary interest in the Company. Subject to the provisions of the Stock Option Plans, the Compensation and Stock Option Committee determines which of the eligible directors, officers, employees, consultants and advisors of the Company receive stock options, the terms, including applicable vesting periods, of such options, and the number of shares for which such options are granted.

     The total number of shares of the Company's Common Stock that may be purchased pursuant to stock options under the 1998 Stock Option Plan and the 1996 Stock Option Plan shall not exceed in the aggregate 750,000 and 2,000,000 shares, respectively. The option price per share with respect to each such option are determined by the Compensation and Stock Option Committee and generally are not less than 100% of the fair market value of the Company's Common Stock on the date such option is granted as determined by the Committee. The 1998 Stock Option Plan and 1996 Stock Option Plan terminate in 2008 and 2006, respectively, unless terminated earlier.

     At June 30, 1998, options to purchase 475,000 shares of Common Stock exercisable at $16.50 per share were outstanding under the 1998 Stock Option Plan, 465,000 of which are held by directors and employees of the Company and 10,000 of which are held by advisors and consultants to the Company. At June 30, 1998, options to purchase 1,810,000 shares of Common Stock exercisable at $20.00 per share were outstanding under the 1996 Stock Option Plan, 1,760,000 of which are held by officers, directors and employees of the Company and 50,000 of which are held by advisors and consultants to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of September 11, 1998 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, each Executive Officer of the Company who is not also a Director of the Company, and Directors and Executive Officers of the Company as a group. Security ownership of the individual Directors of the Company, including those who are also Executive Officers of the Company, is set forth under the heading "Identification of Directors" in Item 10(a) above.

                                                                      NUMBER OF          PERCENTAGE OF
                                                                      SHARES OF           OUTSTANDING
                                                                    COMMON STOCK            COMMON
            NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED(1)      STOCK(2)
            ------------------------------------                ---------------------    -------------
Sumner M. Redstone and National Amusements, Inc. ...........          8,354,836(3)           22.3%
  200 Elm Street
  Dedham, MA 02026
Orrin J. Edidin.............................................                500                 *
  Midway Games Inc.
  3401 North California Avenue
  Chicago, IL 60618
Directors and Executive Officers as a group (13 persons)....          1,690,143(4)            4.4%

-------------------------
 * Less than 1% of the number of outstanding shares of Common Stock on September 15, 1998.

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

(3) The number of shares reported is based upon information contained in the
    Schedule 13D filed with the Securities and Exchange Commission by Sumner M. Redstone on April 16, 1998. Pursuant to such Schedule, Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported beneficial ownership of and sole investment power with respect to 4,182,065 and 4,172,771 shares, respectively, of the Common Stock. As a result of his stock ownership in National Amusements, Inc., Mr. Redstone is deemed the beneficial owner of the shares of Common Stock owned by National Amusements, Inc.

(4) Includes an aggregate of 980,000 shares of Common Stock which the directors and executive officers of the Company have the right to acquire upon the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH WMS

     Prior to the Offering, the Company was a wholly-owned subsidiary of WMS. As a result of the Offering, WMS' beneficial ownership of Common Stock was reduced from 100.0% to 86.8%. As a result of the Distribution, WMS does not own any Common Stock. A majority of the Company's directors are directors and/or officers of WMS. Additionally, several of the executive officers of the Company are officers and/or directors of WMS. See "Item 10 -- Directors and Executive Officers of the Registrant."

     In connection with the Distribution, the Company and WMS entered into the following agreements:

     Manufacturing Agreement. The Company and Williams Electronics Games, Inc. ("WEG"), a wholly owned subsidiary of WMS, entered into the Manufacturing Agreement with respect to the manufacture of coin-operated video games and kits. The Manufacturing Agreement became effective as of April 6, 1998 and will continue in effect for a period of three years and for successive renewal periods of six months each unless terminated (a) by either party for any reason upon six months' notice or (b) in the event of a material default under the Manufacturing Agreement or under the Confidentiality provisions of the Confidentiality and Non-Competition Agreement discussed below, immediately at the election of the non-defaulting party. Pursuant to this Agreement, all of the Company's coin-operated video games are manufactured by WEG at its facility in Waukegan, Illinois.

     WEG is required to allocate 65% of its combined production and storeroom square footage at the Waukegan plant to perform its obligations under the Manufacturing Agreement. The Company conducts its own design and engineering of coin-operated video games, including programming, graphic design, electrical engineering, sound engineering and model shop engineering. Certain production engineering activities, such as the design process for the assembly of each game, creating work station profiles and quality control of incoming parts and the assembly process are provided to the Company by WEG. Materials used in the manufacture of coin-operated video games which are unique to such games are purchased by the Company from third party vendors. Materials used in the manufacture of coin-operated video games which are common with materials used in the production of products sold by WEG (estimated to be 5.0% of total materials costs) are purchased by WEG and charged to the Company at actual cost plus 9.0%. All labor costs, including fringe benefits, directly associated with the manufacturing of coin-operated video games are charged to the Company at WEG's actual cost plus 9.0%. The Waukegan plant's operating costs are either identified as Company costs and charged to the Company or allocated as agreed between the parties. Such identified or allocated costs include, without limitation, manufacturing costs, materials management costs, quality assurance costs and administration costs. Plant operating costs of WEG paid by the Company under the Manufacturing Agreement are increased by 9.0%. The obligations of WEG under the Manufacturing Agreement are guaranteed by WMS.

     Cabinet Supply Agreement. The Company and Lenc-Smith Inc. ("Lenc-Smith"), a wholly owned subsidiary of WMS, entered into the Cabinet Supply Agreement with respect to the supply of cabinets for coin-operated video games. The Cabinet Supply Agreement became effective as of April 6, 1998 and will continue in effect for a period of three years and for successive renewal periods of six months each unless terminated (a) by either party for any reason upon six months' notice or (b) in the event of a material default, immediately at the election of the non-defaulting party.

     The Cabinet Supply Agreement provides that to initiate the purchase of video game cabinets, the Company shall issue a pricing inquiry to Lenc-Smith specifying the number of cabinets to be ordered and the cabinet specifications. Lenc-Smith then provides a formal quote on the pricing inquiry, and, upon agreement on a final price, a purchase order will be issued. Lenc-Smith ships all cabinets to WEG's Waukegan, Illinois plant for use in the manufacture of coin-operated video games. The Company may obtain competitive quotes and purchase cabinets from manufacturers other than Lenc-Smith.

     Spare Parts Sales and Service Agreement. The Company and Atari Games entered into the Spare Parts and Sales Service Agreement with WEG pursuant to which WEG sells spare parts for coin-operated video games produced on behalf of the Company and Atari Games. The agreement became effective as of April 6, 1998 and has the same term and is terminable in the same manner as the Cabinet Supply Agreement. Pursuant to the agreement, WEG must purchase and maintain an adequate inventory of spare parts needed by end-users of coin-operated video games of the Company and Atari Games. To the extent any parts are proprietary to the Company, the Company will sell or arrange for the sale of such parts to WEG. WEG will purchase all non-proprietary parts through its usual vendor sources or through the Company at negotiated prices. The Company and Atari Games are required to refer their customers to WEG for spare parts purchases during the term of the agreement. The agreement does not include warranty services, which services the Company is required to provide to its customers.

     Sales Agreement. The Company entered into the Sales Agreement with WEG effective April 6, 1998. The term of the agreement is the same as the term of the Cabinet Supply Agreement. During the term of the agreement, the Company will supply WEG with certain sales services, including sales testing for all new products developed by WEG, coordinating and negotiating print advertising and video presentations with third-party advertising and media firms, and negotiating distribution and sales agency agreements with third-party distributors. In consideration for such services, WEG will pay the Company $500,000 per annum plus a commission of 1.5% on the first $25.0 million of annual net sales of WEG products made by the Company and 1.0% on annual net sales of WEG products made by the Company in excess of $25.0 million. The commission for the period April 6, 1998 through June 30, 1998 was 1.5% of the first $6,250,000 of net sales made by the Company and 1.0% thereafter. An annual budget for marketing and testing will be developed and agreed upon in advance between the parties annually and modified quarterly upon mutual agreement. To the extent that additional services are provided which were not included in the budget, certain additional charges will be applicable for payroll, overhead and expense at the Company's cost plus 8.0%.

     Information Systems Service Agreement. The Company and WEG entered into an Information Systems Service Agreement effective as of April 6, 1998 for a term of three years with successive renewal periods of 18 months. The agreement is terminable by either party (a) upon 18 months' notice or (b) upon a material default, immediately by the non-defaulting party. Pursuant to the agreement, WEG provides the Company with access to its computer systems for business applications, including, without limitation, order entry, financial and manufacturing modules, marketing and sales and engineering (including electronic engineering documentation and blueprint systems) as well as support for the computer system. The agreement also provides that WEG will coordinate the provision and maintenance of cabling, wiring, switching components, routers and gateway and the purchasing, maintaining and upgrading of network services for the Company. These services include purchasing of desktop computers and related hardware as well as providing certain telecommunications service to the Company. The Company may also request WEG to provide services to develop the communications networking, operating and computer system of the Company and other related services. The Company pays WEG an amount equal to the cost to WEG for all services provided plus 6.6% of such cost.

     Confidentiality and Non-Competition Agreement. The Company entered into the Confidentiality and Non-Competition Agreement with WMS effective as of April 6, 1998. Pursuant to the agreement, either party may designate information regarding its business as confidential, which each party will use its best efforts to keep confidential. For a period of five years from the date of the agreement, neither party shall engage, directly or indirectly, in the business currently conducted by the other party (except that the Company may engage in any business related to coin-operated video game manufacturing, cabinet supply, spare parts sales and video-simulated non-mechanical pinball games). Additionally, for the greater of (i) the period from the date of the agreement until April 5, 2000 or (ii) a period ending one year after the date that any particular employee of the Company or WMS no longer is providing services to the other party pursuant to any of the agreements entered into in connection with the Distribution, such other party shall not, directly or indirectly, hire or solicit the employment of such employee or encourage such employee to leave his or her employment or induce any such employee to seek, accept or obtain employment by any person other than such employer.

     Right of First Refusal Agreement. The Company and WMS entered into the Right of First Refusal Agreement as of April 6, 1998 pursuant to which the Company was granted the right of first refusal with respect to any offer to WMS to purchase the Waukegan plant, or any material part thereof, which offer is not made in connection with the sale of substantially all of WMS' assets and business as a going concern or a sale of substantially all of the capital stock of WMS, and which WMS intends to accept. The term of the agreement is for 10 years expiring April 5, 2008.

     Third Parties Agreement. The Company entered into the Third Parties Agreement with WMS on April 6, 1998. The agreement governs the treatment of the numerous arrangements with third parties that WMS and the Company are party to with respect to game development, the obtaining or grant of licenses and other matters, which provide for, among other matters, the receipt of payments, the obligation or guaranty of an obligation to make payments to third parties, recoupment of prior advances, rights of first refusal and reporting and monitoring of intellectual property rights. The parties will allocate all other rights and obligations under third party arrangements so that the party receiving the benefit will bear the burden of such agreements. The agreement shall remain in effect so long as any third party arrangements remain outstanding.

     Temporary Support Services Agreement. The Company and WMS entered into a Temporary Support Services Agreement which provides, among other things, that WMS will supply all or a portion of the Company's administrative, legal and accounting, human resources, maintenance and janitorial and other agreed upon services, including the use of space by the Company in any WMS facility, as requested from time to time by the Company. In consideration for the services provided by WMS, the Company will pay WMS an amount equal to its direct or allocated cost (including, without limitation, wages, salaries, fringe benefits and materials), as indicated on monthly invoices supplied by WMS. The agreement was effective as of April 6, 1998 and will continue for a period of 18 months and for successive renewal periods of three months each;

provided, however, that the agreement may be terminated by either party upon six months' notice, and each party may, upon 60 days' notice, terminate any one or more of the services provided, except the use of space by the Company in any WMS facility.

     Tax Separation Agreement. The Company has been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988. Therefore, the Company is jointly and severally liable for any federal tax liability incurred by the WMS Group. The Company and WMS entered into the Tax Separation Agreement as of April 6, 1998. The agreement sets forth the parties respective liabilities for federal, state and local taxes as well as their agreements as a result of the Company and its subsidiaries ceasing to be members of the WMS Group. The Tax Separation Agreement governs, among other things, (i) the filing of tax returns with federal, state and local authorities, (ii) the carryover of any tax benefits of the Company, (iii) the treatment of the deduction attributable to the exercise of stock options to purchase WMS common stock which are held by employees or former employees of the Company and any other similar compensation related tax deductions, (iv) the treatment of certain net operating loss carrybacks, (v) the treatment of audit adjustments, (vi) procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of the Company or any of its subsidiaries. Certain other tax matters are addressed in the Tax Sharing Agreement which was entered into in connection with the Offering and which remains in full force and effect. See "Tax Sharing Agreement" below.

     Tax Indemnification Agreement. The Company entered into the Tax Indemnification Agreement with WMS effective as of April 6, 1998 providing for indemnifications in the event the Distribution fails to qualify under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"). Each of the parties agreed that for a period of two years after the Distribution, each would continue active conduct of its historic trade or business as conducted by it during the five-year period prior to the Distribution. The Company also agreed that to fund an acquisition, within one year after the Distribution, it would either (i) raise cash through an offering of shares of Common Stock or debentures with detachable warrants for shares of Common Stock or (ii) use shares of Common Stock as acquisition consideration. Additionally, each party agreed not to: (i) merge or consolidate with another entity; (ii) liquidate or partially liquidate; (iii) sell or transfer all or substantially all its assets in a single transaction or a series of transactions; (iv) redeem or otherwise repurchase any of its capital stock in a manner contrary to certain Internal Revenue Service ("IRS") revenue procedures; (v) enter into any transaction or make any change in its equity structure which may cause the Distribution to be treated as a plan pursuant to which one or more persons acquire directly or indirectly its common stock representing a "50 percent or greater interest" within the meaning of Section 355(d)(4) of the Code; or (vi) in the case of the Company except in connection with stock issued pursuant to an employee benefit or compensation plan and except as described in the private letter ruling issued in connection with the Distribution issue additional shares of its capital stock, unless such party first obtains the consent of the other party and, if applicable, the person or persons acquiring a "50 percent or greater interest" in such party have agreed to become jointly or severally liable for payments required to be made by such party pursuant to the Tax Indemnification Agreement.

     The Company will indemnify WMS with respect to any action referred to above which it takes or if it fails to issue Common Stock as set forth above which causes the Distribution to fail to qualify under Section 355 of the Code, against any federal, state and local taxes, interest, penalties and additions to tax imposed upon or incurred by the WMS Group or any member thereof. WMS will indemnify the Company and its subsidiaries against any and all federal, state and local taxes, interest, penalties and additions to tax resulting from the Distribution, other than any such liabilities for which the Company is required to indemnify WMS. The agreement also governs the procedures for indemnification, calculation of the amount of indemnified liability for income taxes and reduction of indemnity by income tax benefits from indemnified liabilities.

     In connection with the Offering, the Company and WMS entered into the following agreements:

     Manufacturing and Services Agreement. The Company and WMS entered into the Manufacturing and Services Agreement with respect to various aspects of their relationship after the Offering. As of the

Distribution, the Manufacturing Agreement referred to above superseded and replaced the Manufacturing and Services Agreement. The Manufacturing and Services Agreement became effective as of July 1, 1996. The Manufacturing and Services Agreement provided, among other things, for WMS to provide the Company with management, legal and administrative services and certain services for its coin-operated video games including, without limitation: (i) manufacturing; (ii) engineering support; (iii) sales and marketing; (iv) warranty and field services; and (v) creative services.

     Materials used in the manufacture of coin-operated video games were purchased by the Company at its expense. Certain other manufacturing costs were allocated based upon units produced for the Company and the other amusement games businesses of WMS. All labor costs associated with the manufacturing of coin-operated video games were charged to the Company at actual cost to WMS. Certain management, legal and administrative expenses and sales and marketing expenses were allocated based upon the revenues of and/or units produced for the Company and the other amusement games businesses of WMS or other methods appropriate for the allocation of the particular expense.

     Tax Sharing Agreement. The Company and WMS entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") (which remains in effect, except as provided in the Tax Separation Agreement referred to above) whereby WMS and the Company have agreed upon a method for: (i) determining the amount which the Company must pay to WMS in respect of federal income taxes; (ii) compensating any member of the WMS Group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS Group tax liability as determined under the federal consolidated return regulations; and (iii) providing for the receipt of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years and for payments upon subsequent adjustments. The amount the Company is required to pay to WMS in respect of federal income taxes is determined as if the Company was filing a separate tax return. If any two or more members of the WMS Group are required to elect, or WMS elects to cause two or more members of the WMS Group to file combined or consolidated income tax returns under state or local income tax law, the financial consequences of such filings among such members shall be determined in a manner as similar as practicable to those provided for under the Tax Sharing Agreement for federal taxes. The Tax Sharing Agreement is not binding on the IRS or upon state, local or foreign taxing authorities. The effectiveness of the Tax Sharing Agreement is therefore dependent on each member of the WMS Group having the ability to pay its relative share of taxes. Because the IRS or other taxing authorities can be expected to seek payment from WMS prior to seeking payment from the individual group members, it is likely that the Company would seek to enforce any rights it may have against WMS for sharing at a time when WMS was unable to pay its proportionate share of taxes.

     Patent License Agreement. The Company and WMS entered into a patent license agreement, which remains in effect, pursuant to which the Company and WMS each licensed to the other, on a perpetual, royalty-free basis, certain patents used in the development and manufacture of both coin-operated video games and video lottery terminals and other gaming machines.

OTHER RELATED PARTY TRANSACTIONS

     Mr. Neil D. Nicastro, Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of the Company, entered into the Termination Agreement, pursuant to which Mr. Nicastro's employment with WMS was terminated effective at the time of the Distribution. Pursuant to the Termination Agreement, Mr. Nicastro resigned as President, Chief Executive Officer and Chief Operating Officer of WMS. As full consideration for payments that would otherwise have been made to Mr. Nicastro under his employment agreement with WMS with respect to base salary, bonus, retirement and death benefits, Mr. Nicastro was paid a lump sum of $2,500,000, and he was granted 10-year options to purchase 250,000 shares of WMS common stock at an exercise price of $5.4375. Additionally, the $1,000,000 of life insurance coverage provided by WMS under Mr. Nicastro's employment agreement with WMS was transferred to the Company at the time of the Distribution.

     In connection with the Distribution, WMS also entered into a consulting agreement (the "Consulting Agreement") with Mr. Nicastro pursuant to which Mr. Nicastro agreed to make himself reasonably available at WMS's request, to render such services concerning WMS as the Board of Directors or the Chairman of the Board and Chief Executive Officer of WMS may reasonably request. The term of the Consulting Agreement is for five years from the date of the Distribution, and is automatically renewable for successive one year terms unless either party shall give notice of termination not less than six months prior to the end of the term then in effect. WMS pays Mr. Nicastro $1,000 per month for his services under the Consulting Agreement.

     Mr. Byron C. Cook, Executive Vice President -- Home Video and a Director of the Company, owned a one-third interest in each of the three companies, the operating assets and business of which were acquired by the Company in April 1994. The minimum purchase price of $14.1 million was paid at the closing, and the maximum additional payment of $36.0 million was paid during the four-year earn-out period.

     Mr. Ira S. Sheinfeld, a Director of each of the Company and WMS, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP which the Company and WMS retained to provide tax services during the 1998 fiscal year and which each proposes to retain for such services during the current fiscal year.

     Mr. Richard D. White, a Director of the Company, is a Managing Director of CIBC Wood Gundy Capital Corp., an affiliate of CIBC Oppenheimer Corp., the predecessor of which, Oppenheimer & Co., Inc., was one of the representatives of the underwriters of the Offering and which received customary compensation in connection therewith. CIBC Oppenheimer Corp. rendered financial advisory services to WMS in connection with the Distribution. Additionally, CIBC Oppenheimer Corp. and its predecessor have rendered financial advisory services to WMS in the past and received customary compensation in connection therewith.

     Mr. Gerald O. Sweeney, Jr., a Director of the Company, is a member of the law firm of Lord, Bissell & Brook which performs legal services for the Company from time to time.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements of the Company. See "Index to Financial Information" on page F-1.

         (2) Financial Statement Schedule of the Company. See "Index to Financial Information" on page F-1.

         (3) Exhibits.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Amended and Restated Certificate of Incorporation of the
               Registrant, incorporated by reference to Exhibit 3.1 to the
               S-1 Registration Statement.
    3.2        Certificate of Amendment to the Amended and Restated
               Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 2 to the Registrant's Registration
               Statement on Form 8-A/A, Amendment No. 1, filed on April 20,
               1998 (the "8-A Registration Statement").
    3.3        Form of Certificate of Designations of Series A Preferred
               Stock (included as Exhibit A to Exhibit 2.1 hereof),
               incorporated by reference to Exhibit 2.2 to the Registrant's
               Registration Statement on Form S-1, File No. 333-11919,
               filed on September 13, 1996 (the "S-1 Registration
               Statement").
    3.4        Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3 to the 8-A Registration Statement.
    4.1        Rights Agreement dated as of October 24, 1996 between the
               Registrant and The Bank of New York, as Rights Agent,
               incorporated by reference to Exhibit 2.1 to the S-1
               Registration Statement.
    4.2        Specimen Form of Rights Certificate (included as Exhibit B to Exhibit 2.1 hereof), incorporated by reference to Exhibit
               2.3 to the S-1 Registration Statement.
    4.3        Summary of Rights Plan (included as Exhibit C to Exhibit 2.1 hereof), incorporated by reference to Exhibit 2.4 to the S-1
               Registration Statement.
    4.4        First Amendment to Rights Agreement dated as of November 6,
               1997 between the Registrant and The Bank of New York, as
               Rights Agent, incorporated by reference to Exhibit 8 to the
               8-A Registration Statement.
    4.5        Specimen of Common Stock Certificate, incorporated by
               reference to Exhibit 4.1 to the S-1 Registration Statement.
   10.1        Manufacturing and Services Agreement dated as of July 1,
               1996 between WMS Industries Inc. and the Registrant,
               incorporated by reference to Exhibit 10.1 to the S-1
               Registration Statement.
   10.2        Tax Sharing Agreement dated as of July 1, 1996 among WMS
               Industries Inc., the Registrant, Midway Home Entertainment
               Inc., Midway Interactive Inc., Atari Games Corporation and
               Tengen Inc., incorporated by reference to Exhibit 10.2 to
               the S-1 Registration Statement.
   10.3        Patent License Agreement dated as of July 1, 1996 between
               the Registrant and Williams Electronics Games, Inc.,
               incorporated by reference to Exhibit 10.4 to the S-1
               Registration Statement.
   10.4        Employment Agreement dated as of July 1, 1996 between Mr.
               Neil D. Nicastro and the Registrant, incorporated by
               reference to Exhibit 10.5 to the S-1 Registration Statement.
   10.5        Employment Agreement dated April 29, 1994 between Mr. Byron
               C. Cook and Midway Home Entertainment Inc., incorporated by reference to Exhibit 10.6 to the S-1 Registration Statement.
   10.6        1996 Stock Option Plan of the Registrant, incorporated by
               reference to Exhibit 10.7 to the S-1 Registration Statement.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.7        Form of Indemnity Agreement authorized to be entered into
               between the Registrant and each Officer and Director of the
               Registrant, incorporated by reference to Exhibit 10.8 to the
               S-1 Registration Statement.
   10.8        GTIS Master Option and License Agreement by and among WMS
               Industries Inc., Williams Electronics Games, Inc., the
               Registrant and Midway Home Entertainment Inc., and GT
               Interactive Software Corp. dated December 28, 1994,
               incorporated by reference to Exhibit 10.9 to the S-1
               Registration Statement.*
   10.9        Amendment to GTIS Master Option and License Agreement by and
               among WMS Industries Inc., Williams Electronics Games, Inc., the Registrant and Midway Home Entertainment Inc., and GT
               Interactive Software Corp. dated March 31, 1995,
               incorporated by reference to Exhibit 10.10 to the S-1
               Registration Statement.*
   10.10       Second Amendment to GTIS Master Option and License Agreement
               by and among WMS Industries Inc., Williams Electronics
               Games, Inc., the Registrant and Midway Home Entertainment
               Inc., and GT Interactive Software Corp. dated March 27,
               1996, incorporated by reference to Exhibit 10.11 to the S-1
               Registration Statement.*
   10.11       GTIS Master Option and License Agreement (Home Video Games)
               by and among WMS Industries Inc., Williams Electronics
               Games, Inc., the Registrant and Midway Home Entertainment
               Inc., and GT Interactive Software Corp. dated March 31,
               1995, incorporated by reference to Exhibit 10.12 to the S-1
               Registration Statement.*
   10.12       Amendment to GTIS Master Option and License Agreement (Home
               Video Games) by and among WMS Industries Inc., Williams
               Electronics Games, Inc., the Registrant and Midway Home
               Entertainment Inc., and GT Interactive Software Corp. dated
               March 27, 1996, incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.*
   10.13       Master Option and License Agreement for Atari Home Video
               Games dated March 27, 1996, between WMS Industries Inc. and
               GT Interactive Software Corp., incorporated by reference to
               Exhibit 10.14 to the S-1 Registration Statement.*
   10.14       Master Option and License Agreement for Atari PC Games dated
               March 27, 1996, between WMS Industries Inc. and GT
               Interactive Software Corp., incorporated by reference to
               Exhibit 10.15 to the S-1 Registration Statement.*
   10.15       Credit Agreement (the "Credit Agreement") dated as of
               October 15, 1996 between the Registrant and Bank of America
               Illinois, incorporated by reference to Exhibit 10.17 to the
               S-1 Registration Statement.
   10.16       Letter Agreement dated October 27, 1997 between the
               Registrant and Bank of America National Trust and Savings
               Association (as successor to Bank of America Illinois)
               extending the term of the Credit Agreement.
   10.17       1998 Non-Qualified Stock Option Plan of the Registrant,
               incorporated by reference to Exhibit 4.4(a) to the
               Registrant's Registration Statement on Form S-8, filed on
               June 24, 1998 (File No. 333-57583) (the "S-8 Registration
               Statement").
   10.18       Letter Agreement dated March 5, 1998 between the Registrant and Mr. Neil D. Nicastro amending Mr. Nicastro's Employment
               Agreement with the Company referred to in Exhibit 10.5
               above.
   10.19       Third Amendment to GTIS Master Option and License Agreement
               among the Registrant, Midway Home Entertainment Inc. and GT
               Interactive Software Corp. dated March 12, 1998.**
   10.20       First Amendment to Master Option and License Agreement for
               Atari PC Games dated March 12, 1998 between the Registrant and GT Interactive Software Corp.**
   10.21       Letter Agreement dated March 12, 1998 among WMS Industries
               Inc., the Registrant, Midway Home Entertainment Inc.,
               Williams Electronics Games, Inc. and GT Interactive Software
               Corp.
   10.22       Letter Agreement dated March 12, 1998 among the Registrant,
               Midway Home Entertainment Inc., Atari Games Corporation and
               GT Interactive Software Corp.**

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.23       Manufacturing Agreement dated as of April 6, 1998 between
               Williams Electronics Games, Inc. and the Registrant and the
               Guaranty of the obligations of Williams Electronics Games,
               Inc. thereunder by WMS Industries Inc.
   10.24       Cabinet Supply Agreement dated as of April 6, 1998 between
               Lenc-Smith Inc. and the Registrant.
   10.25       Spare Parts Sales and Service Agreement dated as of April 6,
               1998 among Williams Electronics Games, Inc., the
               Registration and Atari Games Corporation.
   10.26       Sales Agreement dated as of April 6, 1998 between Williams
               Electronics Games, Inc. and the Registrant.
   10.27       Information Systems Service Agreement dated as of April 6,
               1998 between Williams Electronics Games, Inc. and the
               Registrant.
   10.28       Confidentiality and Non-Competition Agreement dated as of
               April 6, 1998 between WMS Industries Inc. and the
               Registrant.
   10.29       Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant.
   10.30       Third Parties Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant.
   10.31       Temporary Support Services Agreement dated as of April 6,
               1998 between WMS Industries Inc. and the Registrant.
   10.32       Tax Separation Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant.
   10.33       Tax Indemnification Agreement dated as of April 6, 1998
               between WMS Industries Inc. and the Registrant.
   13          Portions of 1998 Annual Report to Stockholders.
   21          Subsidiaries of the Registrant.
   23          Consent of Ernst & Young LLP.
   27          Financial Data Schedule.

-------------------------
 * Portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

     (b) Reports on Form 8-K:

     No Reports on Form 8-K were filed by the Company in the last quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 1998.
                                          MIDWAY GAMES INC.

                                          By: /s/ NEIL D. NICASTRO
                                            ------------------------------------
                                            Neil D. Nicastro
                                            Chairman of the Board, President,
                                            Chief Executive Officer and
                                            Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 NAME                                        TITLE                         DATE
                 ----                                        -----                         ----

         /s/ NEIL D. NICASTRO                Chairman of the Board, President,      September 24, 1998
---------------------------------------      Chief Executive Officer and Chief
           Neil D. Nicastro                  Operating Officer (Principal
                                             Executive Officer) and Director

        /s/ HAROLD H. BACH, JR.              Executive Vice President -- Finance,   September 24, 1998
---------------------------------------      Treasurer and Chief Financial Officer
          Harold H. Bach, Jr.                (Principal Financial and Principal
                                             Accounting Officer) and Director

           /s/ BYRON C. COOK                 Executive Vice President --            September 24, 1998
---------------------------------------      Home Video and Director
             Byron C. Cook

        /s/ KENNETH J. FEDESNA               Executive Vice President --            September 24, 1998
---------------------------------------      Coin-Op Video and Director
          Kenneth J. Fedesna

         /s/ LOUIS J. NICASTRO               Director                               September 24, 1998
---------------------------------------
           Louis J. Nicastro

      /s/ WILLIAM C. BARTHOLOMAY             Director                               September 24, 1998
---------------------------------------
        William C. Bartholomay

        /s/ WILLIAM E. MCKENNA               Director                               September 24, 1998
---------------------------------------
          William E. McKenna

         /s/ NORMAN J. MENELL                Director                               September 24, 1998
---------------------------------------
           Norman J. Menell

           /s/ HARVEY REICH                  Director                               September 24, 1998
---------------------------------------
             Harvey Reich

         /s/ IRA S. SHEINFELD                Director                               September 24, 1998
---------------------------------------
           Ira S. Sheinfeld

         /s/ RICHARD D. WHITE                Director                               September 24, 1998
---------------------------------------
           Richard D. White

      /s/ GERALD O. SWEENEY, JR.             Director                               September 24, 1998
---------------------------------------
        Gerald O. Sweeney, Jr.

                               MIDWAY GAMES INC.

                         INDEX TO FINANCIAL INFORMATION

                                                                PAGE NO.
                                                                --------
Financial Statements and Financial Statement Schedule.......
Report of independent auditors..............................      F-2
Consolidated Balance sheets at June 30, 1998 and June 30,
  1997......................................................        *
Statements of income for the years ended June 30, 1998, 1997
  and 1996..................................................        *
Statements of changes in stockholders' equity for the years
  ended June 30, 1998, 1997 and 1996........................        *
Statements of cash flows for the years ended June 30, 1998,
  1997 and 1996.............................................        *
Notes to financial statements...............................        *
Financial statements schedule II -- Valuation and Qualifying
  Accounts for the years ended June 30, 1998, 1997 and
  1996......................................................      F-3

-------------------------
* Incorporated by reference to the portions of the Company's 1998 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K.

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midway Games Inc.

     We have audited the financial statements of Midway Games Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of Midway Games Inc. for the year ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at June 30, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 17, 1998

                               MIDWAY GAMES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                          COLUMN C
      COLUMN A              COLUMN B                      ADDITIONS                     COLUMN D          COLUMN E
---------------------  -------------------   -----------------------------------   ------------------   -------------
                           BALANCE AT            CHARGED TO         CHARGED TO     DEDUCTIONS-AMOUNTS    BALANCE AT
     DESCRIPTION       BEGINNING OF PERIOD   COSTS AND EXPENSES   OTHER ACCOUNTS      WRITTEN OFF       END OF PERIOD
     -----------       -------------------   ------------------   --------------   ------------------   -------------
Allowance for
  receivables:
1998.................      $4,940,000           $16,872,000            $ --           $14,795,000        $7,017,000
1997.................      $  995,000           $14,586,000            $ --           $10,641,000        $4,940,000
1996.................      $1,078,000           $ 3,358,000            $ --           $ 3,441,000        $  995,000

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Amended and Restated Certificate of Incorporation of the
               Registrant, incorporated by reference to Exhibit 3.1 to the
               S-1 Registration Statement.
    3.2        Certificate of Amendment to the Amended and Restated
               Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 2 to the Registrant's Registration
               Statement on Form 8-A/A, Amendment No. 1, filed on April 20,
               1998 (the "8-A Registration Statement").
    3.3        Form of Certificate of Designations of Series A Preferred
               Stock (included as Exhibit A to Exhibit 2.1 hereof),
               incorporated by reference to Exhibit 2.2 to the Registrant's
               Registration Statement on Form S-1, File No. 333-11919,
               filed on September 13, 1996 (the "S-1 Registration
               Statement").
    3.4        Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3 to the 8-A Registration Statement.
    4.1        Rights Agreement dated as of October 24, 1996 between the
               Registrant and The Bank of New York, as Rights Agent,
               incorporated by reference to Exhibit 2.1 to the S-1
               Registration Statement.
    4.2        Specimen Form of Rights Certificate (included as Exhibit B to Exhibit 2.1 hereof), incorporated by reference to Exhibit
               2.3 to the S-1 Registration Statement.
    4.3        Summary of Rights Plan (included as Exhibit C to Exhibit 2.1 hereof), incorporated by reference to Exhibit 2.4 to the S-1
               Registration Statement.
    4.4        First Amendment to Rights Agreement dated as of November 6,
               1997 between the Registrant and The Bank of New York, as
               Rights Agent, incorporated by reference to Exhibit 8 to the
               8-A Registration Statement.
    4.5        Specimen of Common Stock Certificate, incorporated by
               reference to Exhibit 4.1 to the S-1 Registration Statement.
   10.1        Manufacturing and Services Agreement dated as of July 1,
               1996 between WMS Industries Inc. and the Registrant,
               incorporated by reference to Exhibit 10.1 to the S-1
               Registration Statement.
   10.2        Tax Sharing Agreement dated as of July 1, 1996 among WMS
               Industries Inc., the Registrant, Midway Home Entertainment
               Inc., Midway Interactive Inc., Atari Games Corporation and
               Tengen Inc., incorporated by reference to Exhibit 10.2 to
               the S-1 Registration Statement.
   10.3        Patent License Agreement dated as of July 1, 1996 between
               the Registrant and Williams Electronics Games, Inc.,
               incorporated by reference to Exhibit 10.4 to the S-1
               Registration Statement.
   10.4        Employment Agreement dated as of July 1, 1996 between Mr.
               Neil D. Nicastro and the Registrant, incorporated by
               reference to Exhibit 10.5 to the S-1 Registration Statement.
   10.5        Employment Agreement dated April 29, 1994 between Mr. Byron
               C. Cook and Midway Home Entertainment Inc., incorporated by reference to Exhibit 10.6 to the S-1 Registration Statement.
   10.6        1996 Stock Option Plan of the Registrant, incorporated by
               reference to Exhibit 10.7 to the S-1 Registration Statement.
   10.7        Form of Indemnity Agreement authorized to be entered into
               between the Registrant and each Officer and Director of the
               Registrant, incorporated by reference to Exhibit 10.8 to the
               S-1 Registration Statement.
   10.8        GTIS Master Option and License Agreement by and among WMS
               Industries Inc., Williams Electronics Games, Inc., the
               Registrant and Midway Home Entertainment Inc., and GT
               Interactive Software Corp. dated December 28, 1994,
               incorporated by reference to Exhibit 10.9 to the S-1
               Registration Statement.*

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.9        Amendment to GTIS Master Option and License Agreement by and
               among WMS Industries Inc., Williams Electronics Games, Inc., the Registrant and Midway Home Entertainment Inc., and GT
               Interactive Software Corp. dated March 31, 1995,
               incorporated by reference to Exhibit 10.10 to the S-1
               Registration Statement.*
   10.10       Second Amendment to GTIS Master Option and License Agreement
               by and among WMS Industries Inc., Williams Electronics
               Games, Inc., the Registrant and Midway Home Entertainment
               Inc., and GT Interactive Software Corp. dated March 27,
               1996, incorporated by reference to Exhibit 10.11 to the S-1
               Registration Statement.*
   10.11       GTIS Master Option and License Agreement (Home Video Games)
               by and among WMS Industries Inc., Williams Electronics
               Games, Inc., the Registrant and Midway Home Entertainment
               Inc., and GT Interactive Software Corp. dated March 31,
               1995, incorporated by reference to Exhibit 10.12 to the S-1
               Registration Statement.*
   10.12       Amendment to GTIS Master Option and License Agreement (Home
               Video Games) by and among WMS Industries Inc., Williams
               Electronics Games, Inc., the Registrant and Midway Home
               Entertainment Inc., and GT Interactive Software Corp. dated
               March 27, 1996, incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.*
   10.13       Master Option and License Agreement for Atari Home Video
               Games dated March 27, 1996, between WMS Industries Inc. and
               GT Interactive Software Corp., incorporated by reference to
               Exhibit 10.14 to the S-1 Registration Statement.*
   10.14       Master Option and License Agreement for Atari PC Games dated
               March 27, 1996, between WMS Industries Inc. and GT
               Interactive Software Corp., incorporated by reference to
               Exhibit 10.15 to the S-1 Registration Statement.*
   10.15       Credit Agreement (the "Credit Agreement") dated as of
               October 15, 1996 between the Registrant and Bank of America
               Illinois, incorporated by reference to Exhibit 10.17 to the
               S-1 Registration Statement.
   10.16       Letter Agreement dated October 27, 1997 between the
               Registrant and Bank of America National Trust and Savings
               Association (as successor to Bank of America Illinois)
               extending the term of the Credit Agreement.
   10.17       1998 Non-Qualified Stock Option Plan of the Registrant,
               incorporated by reference to Exhibit 4.4(a) to the
               Registrant's Registration Statement on Form S-8, filed on
               June 24, 1998 (File No. 333-57583) (the "S-8 Registration
               Statement").
   10.18       Letter Agreement dated March 5, 1998 between the Registrant and Mr. Neil D. Nicastro amending Mr. Nicastro's Employment
               Agreement with the Company referred to in Exhibit 10.5
               above.
   10.19       Third Amendment to GTIS Master Option and License Agreement
               among the Registrant, Midway Home Entertainment Inc. and GT
               Interactive Software Corp. dated March 12, 1998.**
   10.20       First Amendment to Master Option and License Agreement for
               Atari PC Games dated March 12, 1998 between the Registrant and GT Interactive Software Corp.**
   10.21       Letter Agreement dated March 12, 1998 among WMS Industries
               Inc., the Registrant, Midway Home Entertainment Inc.,
               Williams Electronics Games, Inc. and GT Interactive Software
               Corp.
   10.22       Letter Agreement dated March 12, 1998 among the Registrant,
               Midway Home Entertainment Inc., Atari Games Corporation and
               GT Interactive Software Corp.**
   10.23       Manufacturing Agreement dated as of April 6, 1998 between
               Williams Electronics Games, Inc. and the Registrant and the
               Guaranty of the obligations of Williams Electronics Games,
               Inc. thereunder by WMS Industries Inc.
   10.24       Cabinet Supply Agreement dated as of April 6, 1998 between
               Lenc-Smith Inc. and the Registrant.
   10.25       Spare Parts Sales and Service Agreement dated as of April 6,
               1998 among Williams Electronics Games, Inc., the
               Registration and Atari Games Corporation.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.26       Sales Agreement dated as of April 6, 1998 between Williams
               Electronics Games, Inc. and the Registrant.
   10.27       Information Systems Service Agreement dated as of April 6,
               1998 between Williams Electronics Games, Inc. and the
               Registrant.
   10.28       Confidentiality and Non-Competition Agreement dated as of
               April 6, 1998 between WMS Industries Inc. and the
               Registrant.
   10.29       Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant.
   10.30       Third Parties Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant.
   10.31       Temporary Support Services Agreement dated as of April 6,
               1998 between WMS Industries Inc. and the Registrant.
   10.32       Tax Separation Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant.
   10.33       Tax Indemnification Agreement dated as of April 6, 1998
               between WMS Industries Inc. and the Registrant.
   13          Portions of 1998 Annual Report to Stockholders.
   21          Subsidiaries of the Registrant.
   23          Consent of Ernst & Young LLP.
   27          Financial Data Schedule.

--------
 * Portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.