Form 10-Q
period 1998-09-30
MIDWAY GAMES INC
filed 1998-11-12
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1998
                               -------------------------------------------------

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

Indicate by whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,257,700 shares of common stock, $.01 par value, were outstanding at October 27, 1998 after deducting 1,242,300 shares held as treasury shares.

                               MIDWAY GAMES INC.
                                  ____________

                                     INDEX



                                                                                    PAGE NO
PART I.  FINANCIAL INFORMATION:

    ITEM 1.     Financial Statements:
    -------
                Condensed Consolidated Statements of Income -
                Three months ended September 30, 1998 and 1997 ....................    2

                Condensed Consolidated Balance Sheets -
                September 30, 1998 and June 30, 1998 ..............................   3-4

                Condensed Consolidated Statements of Cash Flows -
                Three months ended September 30, 1998 and 1997 ....................    5

                Notes to Condensed Consolidated Financial Statements ..............    6


  ITEM 2.       Management's Discussion and Analysis of Financial Condition
  -------       and Results of Operations .........................................   7-9



PART II.  OTHER INFORMATION:
--------

  ITEM 5        Other Information .................................................   10
  -------

  ITEM 6        Exhibits and Reports on Form 8-K ..................................   10
  -------


SIGNATURE       ...................................................................   11

                               MIDWAY GAMES INC.

                               -----------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)



                                                                                Three months ended
                                                                                   September 30,
                                                                                ------------------
                                                                                 1998        1997
                                                                                ------      ------
REVENUES
  Home video.................................................................   $ 69,690    $ 40,059
  Coin-operated video........................................................     19,649      33,681
                                                                                --------    --------
Total revenues...............................................................     89,339      73,740

Cost of sales................................................................     40,112      38,629
                                                                                --------    --------
Gross profit.................................................................     49,227      35,111


Research and development expense.............................................     15,748      14,123
Selling expense..............................................................     13,459       6,148
Administrative expense.......................................................      4,517       4,038
                                                                                --------    --------
Operating income.............................................................     15,503      10,802

Interest and other income....................................................        373         867
                                                                                --------    --------
Income before tax provision..................................................     15,876      11,669

Provision for income taxes...................................................     (6,069)     (4,434)
                                                                                --------    --------
Net income...................................................................   $  9,807    $  7,235
                                                                                ========    ========


Net income per share of common stock - basic and diluted.....................   $   0.26    $   0.19
                                                                                ========    ========

Weighted average shares outstanding..........................................     37,648      38,500
                                                                                ========    ========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES, INC.

                               ------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                  (Unaudited)





                                                                                      September 30,              June 30,
                                                                                          1998                     1998
                                                                                      -------------              --------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents..........................................................   $  39,044               $  26,136
  Short-term investments.............................................................           -                  12,000
                                                                                        ---------               ---------
                                                                                           39,044                  38,136


  Receivables, less allowances of $7,569 and $7,017..................................      87,371                  86,198
  Inventories, at lower of cost (Fifo) or market:
     Raw materials and work in progress..............................................      14,842                   9,441
     Finished goods..................................................................      14,063                  13,838
                                                                                        ---------               ---------
                                                                                           28,905                  23,279

  Deferred income taxes..............................................................       5,784                   4,966

  Other current assets...............................................................      13,851                   9,607
                                                                                        ---------               ---------
     Total current assets............................................................     174,955                 162,186


  Property and equipment.............................................................      23,766                  21,830
  Less:  accumulated depreciation....................................................     (13,403)                (12,210)
                                                                                        ---------               ---------
                                                                                           10,363                   9,620

  Excess of purchase cost over amount assigned to net assets acquired, net of
     accumulated amortization of $9,752 and $8,772...................................      44,248                  45,228
  Other assets.......................................................................      10,448                  10,389
                                                                                        ---------               ---------
                                                                                        $ 240,014               $ 227,423
                                                                                        =========               =========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.

                              -------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                  (Unaudited)




                                                                                     September 30,           June 30,
                                                                                          1998                  1998
                                                                                     --------------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable.................................................................  $      22,234           $  18,358
  Accrued compensation and related benefits........................................          7,718               8,776
  Income taxes payable.............................................................          6,223               2,580
  Accrued royalties................................................................          7,946               4,191
  Other accrued liabilities........................................................         12,834               9,995
                                                                                     --------------          ----------
     Total current liabilities.....................................................         56,955              43,900



Deferred income taxes..............................................................          4,434               4,434
Other noncurrent liabilities.......................................................          2,424               2,440


STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued........              -                   -
  Common stock, $.01 par value, 100,000,00 shares authorized, 38,500,000
     shares issued.................................................................            385                 385
  Additional paid-in capital.......................................................         98,488              98,488
  Retained earnings................................................................         93,824              84,017
                                                                                    ---------------          ----------
                                                                                           192,697             182,890

  Treasury stock, at cost (1,188,800 and 463,200 shares)...........................        (16,496)             (6,241)
                                                                                    ---------------          ----------
     Total stockholders' equity....................................................        176,201             176,649
                                                                                    ---------------          ----------
                                                                                    $      240,014           $ 227,423
                                                                                    ===============          ==========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.

                               ------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)


                                                                                     Three months ended
                                                                                       September 30,
                                                                                     -------------------
                                                                                      1998         1997
                                                                                     ------       ------
OPERATING ACTIVITIES:

Net income.......................................................................    $ 9,807      $ 7,235
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................................      2,754        2,053
     Receivables provision.......................................................      4,264        2,299
     Deferred income taxes.......................................................       (818)        (771)
     Decrease resulting from changes in operating assets and liabilities.........     (2,908)      (7,394)
                                                                                     -------      -------
Net cash provided by operating activities........................................     13,099        3,422


INVESTING ACTIVITIES:

Purchase of property and equipment...............................................     (1,936)      (1,152)
Net change in short-term investments.............................................     12,000            -
                                                                                     -------      -------
Net cash provided (used) by investing activities.................................     10,064       (1,152)

FINANCING ACTIVITIES:

Purchase of treasury stock.......................................................    (10,255)           -
                                                                                     -------      -------
Net cash used by financing activities............................................    (10,255)           -

                                                                                     -------      -------
Increase in cash and cash equivalents............................................     12,908        2,270
Cash and cash equivalents at beginning of period.................................     26,136       51,862
                                                                                     -------      -------
Cash and cash equivalents at end of period.......................................    $39,044      $54,132
                                                                                     =======      =======


See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                                 _____________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2.   TRANSACTIONS WITH WMS INDUSTRIES INC. PRIOR TO THE APRIL 6, 1998 SPIN-OFF

     The condensed consolidated income statement for the quarter ended September 30, 1997 includes transfers and allocations of costs and expenses from WMS Industries Inc. (WMS) or other WMS subsidiaries primarily for activities relating to the Midway coin-operated video games business. Cost of sales includes material, labor and labor fringes transferred from the other WMS subsidiaries at cost based on the standard cost of material adjusted to estimated actual using engineered bills of material and actual labor with standard labor fringes applied. Cost of sales also includes allocations of manufacturing overhead cost incurred in the production of coin-operated video games for Midway. Research and development expenses includes allocations for certain shared facilities and personnel. Selling and administrative expenses includes certain allocations relating to general management, treasury, accounting, human resources, insurance and selling and marketing. These allocations were determined by using various factors such as dollar amount of sales, number of personnel, square feet of building space, estimates of time spent to provide services and other appropriate costing measures. In the opinion of management these transfers of cost of sales and allocations are made on a reasonable basis to properly reflect the share of costs incurred by WMS on behalf of the Company.

     The income statement for the quarter ended September 30, 1997 may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity.

     The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $17,177,000 in the quarter ended September 30, 1997. In addition, certain other costs have been allocated to the Company based on various factors noted above. Charges to the Company from WMS and WMS subsidiaries for the allocations in the quarter ended September 30, 1997 were (in thousands):



           Manufacturing overhead                          $1,339
           Research and development expense                   171
           Selling expense                                    945
           Administrative expense                             868

                               MIDWAY GAMES INC.
                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This quarterly report on Form 10-Q contains certain forward looking statements concerning future business conditions and the outlook for the Company based on currently available information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks and uncertainties, including, without limitation, the financial strength of the amusement games industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on dedicated platform manufacturers and other risks more fully described under "Item 1. Business--Factors Affecting Future Performance" in the Company's Annual Report on Form 10-K.

FINANCIAL CONDITION

During the quarter ended September 30, 1998 cash provided by operating investing and financing activities was $12,908,000 compared with cash provided of $2,270,000 in the quarter ended September 30, 1997.

Cash provided by operating activities before changes in operating assets and liabilities was $16,007,000 in the quarter ended September 30, 1998 compared to $10,816,000 in the quarter ended September 30, 1997. The increase in the current quarter was the result of the higher net income, depreciation and amortization and the receivables provision.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash outflow of $2,908,000 in the quarter ended September 30, 1998, compared with a cash outflow of $7,394,000 in the quarter ended September 30, 1997, which outflows were primarily due to increased receivables in both periods and increased inventories in the September 30, 1998 period, in part offset by higher accounts payable and accruals from their comparable balances at the respective June 30 year ends and a reduction in inventories in the September 30, 1997 period.

Cash used for the purchase of property and equipment during the quarter ended September 30, 1998 was $1,936,000 compared with $1,152,000 for the quarter ended September 30, 1997.

During the quarter ended September 30, 1998, $10,255,000 was used to acquire 725,600 shares of the Company's common stock held in the treasury. The Board of Directors authorized the purchase of up to two million shares.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 1999 and contains usual bank line of credit terms. There were no borrowings under the credit line at September 30, 1998 and $20,558,000 of letters of credit were outstanding. Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs including the purchase of shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues increased $15,599,000 or 21.2% from $73,740,000 in the quarter ended September 30, 1997 to $89,339,000 in the quarter ended September 30, 1998.

Home video game revenues increased to $69,690,000 in the quarter ended September 30, 1998 from $40,059,000 in the prior year quarter. Revenues from the sale of next generation home video games increased to $67,109,000 in the quarter ended September 30, 1998 from $32,595,000 in the prior year quarter. During the September 30, 1998 quarter, the Company released two new home video game products on three platforms. New products shipped included two for Nintendo 64, one for Sony Playstation, and one for PCs. Midway's best selling video games during the quarter were NFL Blitz, GEX: Enter the Gecko and Mortal Kombat 4.

Coin-operated video game revenues in the September 30, 1998 quarter declined to $19,649,000 compared to $33,681,000 in the prior year first quarter due to a decrease in units shipped. The current year first quarter included initial sales of Blitz '99, Vapor Trax and Site 4: Area 51 and continuing sales of Radical Bikers and Touchmaster.

Gross profit increased to $49,227,000 (55.1% of revenues) in the quarter ended September 30, 1998 from $35,111,000 (47.6% of revenues) in the quarter ended September 30, 1997. The increase in gross profit was primarily from increased revenues. Home video game gross profit increased to 54.8% of revenues in the quarter ended September 30, 1998 compared to 51.7% in the prior year first quarter due to an increase in sales of Sony PlayStation units which carry a higher gross profit percentage. Gross profit in the quarter ended September 30, 1998 was increased because of a $4,225,000 reduction to cost of sales due to a net recovery relating to purchased parts overcharges from certain coin-operated game suppliers in prior years.

Research and development expenses increased $1,625,000 or 11.5% from $14,123,000 (19.2% of revenues) in the quarter ended September 30, 1997 to $15,748,000 (17.6% of revenues) in the quarter ended September 30, 1998.

Selling expense increased $7,311,000 from $6,148,000 (8.3% of revenues) in the quarter ended September 30, 1997 to $13,459,000 (15.1% of revenues) in the quarter ended September 30, 1998. The increase was primarily due to higher home video game selling expense needed to support higher home video game revenues plus an increased level of advertising for NFL Blitz.

Administrative expense increased $479,000 from $4,038,000 (5.5% of revenues) in the quarter ended September 30, 1997 to $4,517,000 (5.1% of revenues) in the quarter ended September 30, 1998.

Operating income in the quarter ended September 30, 1998 increased $4,701,000 from $10,802,000 (14.6% of revenues) in the quarter ended September 30, 1997 to $15,503,000 (17.4% of revenues) in the quarter ended September 30, 1998. Operating income in the quarter ended September 30, 1998 was increased $4,225,000 because of the reduction to cost of sales described above.

Interest and other income decreased from $867,000 in the September 30, 1997 quarter to $373,000 in the September 30, 1998 quarter. The decrease is primarily from a lower level of cash and cash equivalents and short-term investments.

Net income increased 35.5% to $9,807,000, $0.26 per share, compared with net income of $7,235,000, $0.19 per share, in the prior year period. Net income for the September 30, 1998 quarter was increased by $2,620,000, $0.07 per share, because of a reduction in coin-operated video game cost of sales described above.


YEAR 2000 UPDATE

The term y2k is used to refer to a worldwide computer-related problem where software programs and embedded programs in microprocessors will not work properly when processing a date greater than December 31, 1999. This problem results from using two digits to denote the third and fourth digit of a four-digit year and a program assuming 19 to be the first two digits. Many existing programs will continue to assume a 19 as the first and second digit while a 20 or greater is required. A method of fixing the problem is for all years to be denoted in a four-digit field and the program to recognize all four digits as the year. This y2k problem has resulted in significant worldwide concern about the future operations of businesses and other institutions.

The systems utilized by the Company, under the information services agreement with WMS Industries Inc., have been made y2k compliant in an undertaking that began in 1996. Systems utilized by Atari Games have been made compliant with a software upgrade and testing of the systems is ongoing. Systems utilized by Midway Home Entertainment will be made compliant with a planned software upgrade at a nominal cost.

Management believes that there are no y2k issues with respect to the functionality of any products sold in the past or to be sold in the future. Management believes that there are no y2k issues with respect to the functionality of the home video game hardware platforms

WMS Industries Inc. provides contract-manufacturing services for the Company. Management has received assurance from WMS Industries Inc. that the systems used in their contract manufacturing are y2k compliant. WMS Industries Inc. also asserts that the assembly of the coin-operated video games should not be affected by malfunctioning tools or equipment using embedded microprocessors as the assembly process is not heavily reliant on such tools or equipment.

The only known area of y2k related exposure is with the coin-operated video game component suppliers. Management has a program of formal contact with its suppliers so as to assess the potential problem, if any. Management cannot make a determination as to the suppliers' level of y2k compliance at this time. If needed, management will adjust the coin-operated title release dates accordingly and at worst the Company would expect a short-term delay in shipments. If such delay should occur it is not expected to have a material effect on operating results for any reportable period.

                                    PART II
                               OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On August 31, 1998, the Company adopted the Midway Games Inc. Executive Incentive Plan (the "EIP"). Eligible participants in the EIP include the business unit heads and the Chief Financial Officer and employees reporting directly to such persons and other key employees selected by the Chief Executive Officer. The EIP provides the annual bonus award opportunities which are expressed as a percentage of the participant's base salary. Target awards under the EIP are 50% of base salary for business unit heads and the Chief Financial Officer and from 20% to 35% of base salary for employees who directly report to unit business heads. The maximum award under the EIP for any plan year is two times the target award. No payments were made under the EIP during fiscal 1998. The EIP became effective as of July 1, 1998 and expires on June 30, 2000.

Awards under the EIP are calculated based upon increases in operating income (as defined) for the Company and the particular business unit as compared to average earnings for the Company and such unit for the prior three-year period; provided, however, that initial award calculations for the first year of the EIP are based upon the prior two-year period. Target awards are met if the Company and the business units achieve a 30% increase in operating income, and no bonus is paid under the EIP unless at least 5% growth is achieved. Awards may be increased or decreased in the discretion of the Chief Executive Officer by up to 25% based upon individual participant performance factors, consistency of quarter-to-quarter business unit earnings growth and other performance elements determined by the Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1  Employment Agreement between Harold H. Bach, Jr. and Registrant.
     10.2  Executive Incentive Plan
     27    Financial Data Schedule


(b)  Reports on Form 8-K.
     None

                               MIDWAY GAMES INC.
                                _______________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MIDWAY GAMES INC.
                                    (Registrant)





Dated:  November 10, 1998            By:  /S/ Harold H. Bach, Jr.
                                     --------------------------------
                                     Harold H. Bach, Jr.
                                     Executive Vice President-Finance
                                     Principal Financial and
                                     Chief Accounting Officer

                               Index to Exhibits


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits              Description
--------              -----------
 10.1      Employment Agreement between Harold H. Bach, Jr. and Registrant.
 10.2      Executive Incentive Plan
 27        Financial Data Schedule