Form 10-Q
period 1998-12-31
MIDWAY GAMES INC
filed 1999-02-12
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1998
                                ------------------------------------------------


                        Commission file number 001-12367
                                              ----------

                                MIDWAY GAMES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                                                        22-2906244
--------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer Identification No.)



3401 North California Ave., Chicago, IL                                 60618
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


Indicate by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES           X         NO
                               ---------              ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,802,000 shares of common stock, $.01 par value, were outstanding at February 5, 1999 after deducting 698,000 shares held as treasury shares.

                                MIDWAY GAMES INC.

                                      INDEX

                                                                                                     PAGE NO
PART I.  FINANCIAL INFORMATION:
    ITEM 1.           Financial Statements:
                      Condensed Consolidated Statements of Income -
                      Three and six months ended December 31, 1998 and 1997................              2

                      Condensed Consolidated Balance Sheets -
                      December 31, 1998 and June 30, 1998..................................            3-4

                      Condensed Consolidated Statements of Cash Flows -
                      Six months ended December 31, 1998 and 1997..........................              5

                      Notes to Condensed Consolidated Financial Statements.................              6


    ITEM 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................           7-10


PART II.  OTHER INFORMATION:

    ITEM 1.           Legal Proceedings....................................................             11

    ITEM 6.           Exhibits and Reports on Form 8-K.....................................             11


SIGNATURE             .....................................................................             12

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS


                                MIDWAY GAMES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)


                                                                 Three months ended            Six months ended
                                                                    December 31,                  December 31,
                                                             ------------------------    ----------------------------
                                                                1998         1997           1998            1997
                                                             -----------  -----------    ------------   -------------
REVENUES
    Home video..............................................   $ 89,112     $ 76,997       $ 158,802       $ 117,056
    Coin-operated video.....................................     36,549       48,060          56,198          81,741
                                                             ----------   ----------     -----------    ------------
Total revenues..............................................    125,661      125,057         215,000         198,797


Cost of sales...............................................     65,678       61,357         105,790          99,986
                                                             ----------   ----------     -----------    ------------
Gross profit................................................     59,983       63,700         109,210          98,811

Research and development expense............................     22,458       17,952          38,206          32,075
Selling expense.............................................     14,943       11,693          28,402          17,841
Administrative expense......................................      5,594        4,963          10,111           9,001
                                                             ----------   ----------     -----------    ------------
Operating income............................................     16,988       29,092          32,491          39,894

Interest and other income...................................        317          557             690           1,424

                                                             ----------   ----------     -----------    ------------
Income before tax provision.................................     17,305       29,649          33,181          41,318
Provision for income taxes..................................     (6,615)     (11,267)        (12,684)        (15,701)

                                                             ==========   ==========     ===========    ============
Net income..................................................   $ 10,690     $ 18,382        $ 20,497        $ 25,617
                                                             ==========   ==========     ===========    ============


Net income per share of common stock - basic and diluted....   $   0.29    $    0.48        $   0.55        $   0.67
                                                             ==========   ==========     ===========    ============

Weighted average shares outstanding.........................     37,145       38,500          37,397          38,500
                                                             ==========   ==========     ===========    ============



See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  December 31,           June 30,
                                                                                      1998                 1998
                                                                                  --------------      ---------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents...................................................$  28,325                $  26,136
    Short-term investments......................................................       --                   12,000
                                                                                ---------                ---------
                                                                                   28,325                   38,136

    Receivables, less allowances of $9,647 and $7,017...........................   91,788                   86,198
    Inventories, at lower of cost (Fifo) or market:
       Raw materials and work in progress.......................................   14,002                    9,441
       Finished goods...........................................................   19,306                   13,838
                                                                                ---------                ---------
                                                                                   33,308                   23,279
    Deferred income taxes.......................................................    5,747                    4,966
    Other current assets........................................................   11,220                    9,607
                                                                                ---------                ---------

       Total current assets.....................................................  170,388                  162,186

Property and equipment..........................................................   24,830                   21,830
Less:  accumulated depreciation.................................................  (14,615)                 (12,210)
                                                                                ---------                ---------
                                                                                   10,215                    9,620

Excess of purchase cost over amount assigned to net assets acquired, net of
     accumulated amortization of $10,732 and $8,772.............................   43,268                   45,228
Other assets....................................................................   11,692                   10,389
                                                                                =========                =========
                                                                                $ 235,563                $ 227,423
                                                                                =========                =========



See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                  December 31,         June 30,
                                                                                     1998                1998
                                                                                 -------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable............................................................    $  16,907           $  18,358
    Accrued compensation and related benefits...................................        8,140               8,776
    Income taxes payable........................................................          904               2,580
    Accrued royalties...........................................................        5,554               4,191
    Other accrued liabilities...................................................       12,895               9,995
                                                                                 ------------       -------------
       Total current liabilities................................................       44,400              43,900


Deferred income taxes...........................................................        4,434               4,434
Other noncurrent liabilities....................................................        2,431               2,440

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued              --                  --
    Common stock, $.01 par value, 100,000,000 shares authorized, 38,500,000
       shares issued ...........................................................          385                 385
    Additional paid-in capital..................................................       98,488              98,488
    Retained earnings...........................................................      104,514              84,017
                                                                                 ------------       -------------
                                                                                      203,387             182,890
    Treasury Stock, at cost (1,448,000 and 463,200 shares)......................      (19,089)             (6,241)
                                                                                 ------------       -------------
       Total stockholders' equity...............................................      184,298             176,649
                                                                                 ============       =============
                                                                                    $ 235,563           $ 227,423
                                                                                 ============       =============


See notes to condensed consolidated financial statements.

                              MIDWAY GAMES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                      Six months ended
                                                                                         December 31,
                                                                                  -------------------------
                                                                                     1998          1997
                                                                                  -----------    ----------
OPERATING ACTIVITIES:
Net income......................................................................    $ 20,497      $ 25,617
Adjustments to reconcile net income to net cash (used) provided by operating activities:
       Depreciation and amortization............................................       5,527         4,088
       Receivables provision....................................................       9,271         6,636
       Deferred income taxes....................................................        (781)       (1,037)
       Decrease resulting from changes in operating assets and liabilities......     (28,477)      (47,904)
                                                                                  ----------     ---------
Net cash provided (used) by operating activities................................       6,037       (12,600)

INVESTING ACTIVITIES:
Purchase of property and equipment..............................................      (3,000)       (2,507)
Net change in short-term investments............................................      12,000         1,000
                                                                                  ----------     ---------
Net cash provided (used) by investing activities................................       9,000        (1,507)

FINANCING ACTIVITIES:
Purchase of treasury stock......................................................     (12,848)           --
                                                                                  ----------     ---------
Net cash (used) by financing activities.........................................     (12,848)           --


                                                                                  ----------     ---------
(Decrease) increase in cash and cash equivalents................................       2,189       (14,107)
Cash and cash equivalents at beginning of period................................      26,136        51,862
                                                                                  ----------     ---------
Cash and cash equivalents at end of period......................................    $ 28,325      $ 37,755
                                                                                  ==========     =========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENTS
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2.       TRANSACTIONS WITH WMS INDUSTRIES INC. PRIOR TO THE APRIL 6, 1998
         SPIN-OFF
         The condensed consolidated income statement for the quarter and six months ended December 31, 1997 includes transfers and allocations of costs and expenses from WMS Industries Inc. (WMS) or other WMS subsidiaries primarily for activities relating to the Midway coin-operated video games business. Cost of sales includes material, labor and labor fringes transferred from the other WMS subsidiaries at cost based on the standard cost of material adjusted to estimated actual using engineered bills of material and actual labor with standard labor fringes applied. Cost of sales also includes allocations of manufacturing overhead cost incurred in the production of coin-operated video games for Midway. Research and development expenses includes allocations for certain shared facilities and personnel. Selling and administrative expenses includes certain allocations relating to general management, treasury, accounting, human resources, insurance and selling and marketing. These allocations were determined by using various factors such as dollar amount of sales, number of personnel, square feet of building space, estimates of time spent to provide services and other appropriate costing measures. In the opinion of management these transfers of cost of sales and allocations were made on a reasonable basis to properly reflect the share of costs incurred by WMS on behalf of the Company.

         The income statement for the quarter and six months ended December 31, 1997 may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity.

         The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $24,348,000 in the quarter and $41,525,000 in the six months ended December 31, 1997. In addition, certain other costs have been allocated to the Company based on various factors noted above. Charges to the Company from WMS and WMS subsidiaries for the allocations in the quarter and six months ended December 31, 1997 were (in thousands):

                                                          Three           Six
                                                          Months         Months
                                                          ------         ------
                 Manufacturing overhead                   $2,036         $3,375
                 Research and development expense            148            319
                 Selling expense                             466            916
                 Administrative expense                      567          1,092


3.       LITIGATION
         See item 1 of part II for the status of litigation.

                                MIDWAY GAMES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains certain forward looking statements concerning future business conditions and the outlook for the Company based on currently available information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks and uncertainties, including, without limitation, the financial strength of the amusement games industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on dedicated platform manufacturers and other risks more fully described under "Risk Factors Affecting Future Performance" in the Company's prospectus filed with its registration statement on form S-8 on December 4, 1998 (File 333-68373).

FINANCIAL CONDITION
During the six months ended December 31, 1998 cash provided by operating, investing and financing activities was $2,189,000 compared with cash used of $14,107,000 in the six months ended December 31, 1997.

Cash provided by operating activities before changes in operating assets and liabilities was $34,514,000 in the six months ended December 31, 1998 compared to $35,304,000 in the six months ended December 31, 1997.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash outflow of $28,477,000 in the six months ended December 31, 1998, compared with a cash outflow of $47,904,000 in the six months ended December 31, 1997, which outflows were primarily due to increased receivables in both periods, increased inventories in the December 31, 1998 period, reduced inventories in the December 31, 1997 period from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the six months ended December 31, 1998 was $3,000,000 compared with $2,507,000 for the six months ended December 31, 1997.

During the six months ended December 31, 1998, $12,848,000 was used to acquire 984,800 shares of the Company's common stock held in the treasury. The Board of Directors authorized the purchase of up to two million shares of which 1,448,000 had been purchased as of December 31, 1998.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 1999 and contains usual bank line of credit terms. There were no borrowings under the credit line at December 31, 1998 and $6,776,000 of letters of credit were outstanding. Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs including the purchase of shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
THREE  MONTHS ENDED DECEMBER 31, 1997

Revenues increased $604,000 from $125,057,000 in the quarter ended December 31, 1997 to $125,661,000 in the quarter ended December 31, 1998.

Home video game revenues increased to $89,112,000 in the fiscal 1999 second quarter from $76,997,000 in the prior year period. Revenues for the fiscal 1999 second quarter included $7,472,000 from the sale of video games for the Nintendo Game Boy, primarily for the Color Game Boy introduced in the United States by Nintendo in November 1998. Shipments of next generation units increased 18.4% in the second quarter of fiscal 1999 compared to the prior year period with the largest increase from Sony PlayStation units. However, next generation video game revenues increased only 2.2% primarily because of the change in sales mix to lower priced Sony PlayStation units and a unit sales price decrease initiated in part by the video game platform manufacturers.

During the December 31, 1998 quarter, the Company released eight new home video game products on three platforms. New products shipped included four for Nintendo 64, one for Sony PlayStation, and three for Color Game Boy. Midway's best selling video games during the quarter were NFL Blitz, Rush2:Extreme Racing USA, Twisted Edge Extreme Snowboarding, Wipe Out 64 and Mortal Kombat 4.

Coin-operated video game revenues in the December 31, 1998 quarter were $36,549,000 compared to $48,060,000 in the prior year second quarter due to decreased units shipped and a product mix that included fewer sit down driving games that have a higher sales price. The current year second quarter included initial sales of Carnevil and Guantlet Legends and continuing sales of NFL Blitz '99, Site 4:Area 51 and Touchmaster.

Gross profit decreased to $59,983,000 (47.7% of revenues) in the quarter ended December 31, 1998 from $63,700,000 (50.9% of revenues) in the quarter ended December 31, 1997. The decrease in gross profit was primarily from the change in mix of units sold. Home video game gross profit decreased to 53.5% of revenues in the quarter ended December 31, 1998 compared to 55.0% in the prior year second quarter because of the change in the mix of units sold. Coin-operated video games gross profit decreased to 33.7% of revenues in the quarter ended December 31, 1998 compared to 44.3% in the prior year second quarter because of decreased sales and lower margin on games sold in the December 31, 1998 quarter.

Research and development expenses increased $4,506,000 or 25.1% from $17,952,000 (14.4% of revenues) in the quarter ended December 31, 1997 to $22,458,000 (17.9% of revenues) in the quarter ended December 31, 1998.

Selling expense increased $3,250,000 from $11,693,000 (9.4% of revenues) in the quarter ended December 31, 1997 to $14,943,000 (11.9% of revenues) in the quarter ended December 31, 1998. The increase was primarily due to higher home video game selling expense needed to support higher home video game revenues plus an increased level of advertising for NFL Blitz.

Administrative expense increased $631,000 from $4,963,000 (4.0% of revenues) in the quarter ended December 31, 1997 to $5,594,000 (4.4% of revenues) in the quarter ended December 31, 1998.

Operating income in the quarter ended December 31, 1998 decreased $12,104,000 from $29,092,000 (23.3% of revenues) in the quarter ended December 31, 1997 to $16,988,000 (13.5% of revenues) in the quarter ended December 31, 1998. The decreases result from a lower gross margin percentage as well as higher research and development expense and selling expense for home video games.

Interest and other income decreased from $557,000 in the December 31, 1997 quarter to $317,000 in the December 31, 1998 quarter. The decrease is primarily from a lower level of cash and cash equivalents and short-term investments.

Net income was $10,690,000, $0.29 per share, compared with net income of $18,382,000, $0.48 per share, in the prior year period. The number of shares used in calculating per share earnings decreased by 3.5% to 37,145,000 in the fiscal 1999 second quarter from the prior year period because of the purchase of treasury shares pursuant to the previously announced stock repurchase plan.


SIX  MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
SIX  MONTHS ENDED DECEMBER 31, 1997

Revenues increased $16,203,000 from $198,797,000 in the six months ended December 31, 1997 to $215,000,000 in the six months ended December 31, 1998.

Home video game revenues increased to $158,802,000 in the fiscal 1999 first half from $117,056,000 in the prior year period. Revenues for the fiscal 1999 first half included $7,472,000 from the sale of video games for the Nintendo Game Boy, primarily for the Color Game Boy introduced in the United States by Nintendo in November 1998. Shipments of next generation units increased 47% in the first half of fiscal 1999 compared to the prior year period with the largest percentage increase from Sony PlayStation units. However, next generation video game revenues increased only 33% primarily because of the change in sales mix to lower priced Sony PlayStation units and a unit sales price decrease initiated in part by the video game platform manufacturers.

During the six months ended December 31, 1998 quarter, the Company released ten new home video game products on four platforms. New products shipped included four for Nintendo 64, two for Sony PlayStation, three for Color Game Boy, and one for PCs.. Midway's best selling video games during the first half were NFL Blitz, Rush2:Extreme Racing USA, GEX:Enter the Gecko, Wipe Out 64, Twisted Edge Extreme Snowboarding and Mortal Kombat 4.

Coin-operated video game revenues in the December 31, 1998 six months were $56,198,000 compared to $81,741,000 in the prior year first half due to decreased units shipped and a product mix that included fewer sit down driving games that have a higher sales price. The current year first half included initial sales of Carnevil, Guantlet Legends, NFL Blitz '99, Vapor Trax, Site 4:Area 51 and continuing sales of Radical Bikers and Touchmaster.

Gross profit increased to $109,210,000 (50.8% of revenues) in the six months ended December 31, 1998 from $98,811,000 (49.7% of revenues) in the six months ended December 31, 1997. Gross profit in the six months ended December 31, 1998 was increased because of a $4,225,000 reduction to cost of sales due to a net recovery relating to purchased parts overcharges from certain coin-operated game suppliers in prior years. Home video game gross profit increased to 54.1% of revenues in the six months ended December 31, 1998 compared to 54.0% in the prior year.

Research and development expenses increased $6,131,000 or 19.1% from $32,075,000 (16.1% of revenues) in the six months ended December 31, 1997 to $38,206,000 (17.8% of revenues) in the six months ended December 31, 1998.

Selling expense increased $10,561,000 from $17,841,000 (9.0% of revenues) in the six months ended December 31, 1997 to $28,402,000 (13.2% of revenues) in the six months ended December 31, 1998. The increase was primarily due to higher home video game selling expense needed to support higher home video game revenues plus an increased level of advertising for NFL Blitz.

Administrative expense increased $1,110,000 from $9,001,000 (4.5% of revenues) in the six months ended December 31, 1997 to $10,111,000 (4.7% of revenues) in the six months ended December 31, 1998.

Operating income in the six months ended December 31, 1998 decreased $7,403,000 from $39,894,000 (20.1% of revenues) in the six months ended December 31, 1997 to $32,491,000 (15.1% of revenues) in the six months ended December 31, 1998. Operating income in the six months ended December 31, 1998 was increased by $4,225,000 because of a reduction to cost of sale as described above. The decreases result primarily from higher research and development expense and selling expense only partly recovered from the increase in gross profit from higher revenues in the six months ended December 31, 1998 compared to the first half of the prior year.

Interest and other income decreased from $1,424,000 in the December 31, 1997 half year to $690,000 in the December 31, 1998 half year. The decrease is primarily from a lower level of cash and cash equivalents and short-term investments.

Net income was $20,497,000, $0.55 per share, in the first half of fiscal 1999 compared with net income of $25,617,000, $0.67 per share, in the prior year period. Net income for the December 31, 1998 half year was increased by $2,620,000, $0.07 per share, because of a reduction in coin-operated video game cost of sales described above. The number of shares used in calculating per share earnings decreased by 2.9% to 37,397,000 in the fiscal 1999 first half from the prior year first half because of the purchase of treasury shares pursuant to the previously announced stock repurchase plan.

YEAR 2000 UPDATE (YEAR 2000 READINESS DISCLOSURE)
The term Y2K is used to refer to a world wide computer-related problem where software programs and embedded programs in microprocessors will not work properly when processing a date later than December 31, 1999. This problem results from using only two digits to represent the year in a date and assuming 19 to be the first two digits of the year. Many existing programs will continue to assume a 19 as the first and second digit while a 20 or greater is required. A method of fixing the problem is to rewrite the program to provide for a four digit year field. This Y2K problem has resulted in significant remediation costs and worldwide concern about the future operations of businesses and other institutions.

Since 1996, we have worked to make our systems Y2K compliant together with WMS, our Chicago information services provider. Systems utilized by our subsidiary, Atari Games Corporation, have been made compliant with a software upgrade, and testing of the systems is ongoing. Accounting and finance systems utilized by our other major subsidiary, Midway Home Entertainment Inc. have been made Y2K compliant, and the remaining systems, such as the customer interface and shipping systems will be made compliant by July 1999 with a planned software upgrade, each at nominal cost.

We believe that there are no Y2K issues with respect to the functionality of any of our products sold in the past or to be sold in the future. We also believe that there are no Y2K issues with respect to the functionality of the hardware platforms for which we sell home video games.

WMS provides contract manufacturing services to us. WMS has assured us in writing that the systems used in their contract manufacturing are Y2K compliant. WMS also has notified us that the assembly of the coin-operated video games should not be affected by malfunctioning tools or equipment using embedded microprocessors, as the assembly process is not heavily reliant on such tools or equipment.

We may be exposed to potential Y2K problems because we rely on distributors, large customers and coin-operated video game component suppliers. We are in the process of contacting certain suppliers and customers to assess the potential problems, if any. We have not made a determination as to our customers' or suppliers' levels of Y2K compliance at this time. If needed, to avoid potential Y2K problems detected by our suppliers, we will adjust the coin-operated title release dates and at worst we would expect a short-term delay in shipments of our products. If such a delay should occur, we do not expect to experience a material and adverse effect on operating results for any reportable period.

Midway does not have a contingency plan for undetected Y2K problems. Those problems, if they occur, will be dealt with immediately upon occurrence. The effect on Midway of such occurrence cannot be determined at this time.

This discussion of Y2K risks and readiness contains certain forward-looking statements concerning future conditions and our business outlook based on currently available information that involve risks and uncertainties. The actual state of our Y2K readiness and exposure could differ materially from that anticipated in the forward-looking statements as a result of certain risks and uncertainties, including, without limitation, the ability to obtain supplies and energy, make deliveries, communicate with business partners, the Y2K readiness of customers and other business partners and the other risks described above.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GT Interactive Software Corp. ("GT Interactive") distributes certain of the Company's home video games in certain territories, as more fully described in "Item I. Business" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, which descriptions are incorporated herein by this reference. On January 25, 1999, GT interactive filed suit against the Company and certain of its subsidiaries in the Supreme Court of the State of New York, County of New York, alleging breach of contract, tortious interference with prospective business relations, defamation, and other related claims arising from the distribution arrangements between GT Interactive and the Company. In its complaint, GT Interactive seeks compensatory and punitive damages, and injunctive relief. The Company believes that the claims made by GT Interactive are without merit and the Company intends to vigorously defend against this lawsuit and to file substantial counterclaims against GT Interactive.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27  Financial Data Schedule
    99 "Item 1-Business" in the Annual Report on Form 10-K OF Midway Games Inc. for the fiscal year ended June 30, 1998 (File No: 001-12367), incorporated herein by reference to such Annual Report.

(b) Reports on Form 8-K.
    None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MIDWAY GAMES INC.
                                         (Registrant)




Dated:  February 10, 1999                By: /s/ Harold H. Bach, Jr.
                                         ---------------------------------
                                         Harold H. Bach, Jr.
                                         Executive Vice President-Finance
                                         Principal Financial and
                                         Chief Accounting Officer

                                  EXHIBIT INDEX



       No.               Description
       ---               -----------

       27                Financial Data Schedule