Form 10-Q
period 1999-03-31
MIDWAY GAMES INC
filed 1999-05-14
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999
                               ------------------------------------------------


                        Commission file number 001-12367


                                MIDWAY GAMES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                 22-2906244
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


3401 North California Ave., Chicago, IL                            60618
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code  (773) 961-2222


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,052,000 shares of common stock, $.01 par value, were outstanding at May 3, 1999 after deducting 698,000 shares held as treasury shares.

                                MIDWAY GAMES INC.

                                      INDEX

                                                                                                     PAGE NO
                                                                                                     -------
PART I.  FINANCIAL INFORMATION:
    ITEM 1.           Financial Statements:
                      Condensed Consolidated Statements of Income -
                      Three and nine months ended March 31, 1999 and 1998..................              2

                      Condensed Consolidated Balance Sheets -
                      March 31, 1999 and June 30, 1998.....................................            3-4

                      Condensed Consolidated Statements of Cash Flows -
                      Nine months ended March 31, 1999 and 1998............................              5

                      Notes to Condensed Consolidated Financial Statements.................              6


    ITEM 2.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................           7-10



PART II.  OTHER INFORMATION:

    ITEM 1.           Legal Proceedings....................................................             11

    ITEM 4.           Submission of Matters to a Vote of Security-Holders..................             11

    ITEM 5.           Other Information....................................................             11

    ITEM 6.           Exhibits and Reports on Form 8-K.....................................             12


SIGNATURE             .....................................................................             13


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                MIDWAY GAMES INC.

                                 ---------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)



                                                                   Three months ended        Nine months ended
                                                                        March 31,                  March 31,
                                                                  ----------------------    ----------------------
                                                                     1999         1998         1999         1998
                                                                  ---------    ---------    ---------    ---------
REVENUES
    Home video ................................................   $  39,870    $  52,916    $ 198,672    $ 169,972
    Coin-operated video .......................................      40,460       41,431       96,658      123,172
                                                                  ---------    ---------    ---------    ---------
Total revenues ................................................      80,330       94,347      295,330      293,144


Cost of sales .................................................      47,904       50,978      153,694      150,964
                                                                  ---------    ---------    ---------    ---------
Gross profit ..................................................      32,426       43,369      141,636      142,180

Research and development expense ..............................      17,210       17,334       55,416       49,409
Selling expense ...............................................       8,909       10,006       37,311       27,847
Administrative expense ........................................       4,891        5,629       15,002       14,630
                                                                  ---------    ---------    ---------    ---------
Operating income ..............................................       1,416       10,400       33,907       50,294

Interest and other income .....................................         387          902        1,077        2,326
                                                                  ---------    ---------    ---------    ---------
Income before tax provision ...................................       1,803       11,302       34,984       52,620
Provision for income taxes ....................................        (747)      (4,295)     (13,431)     (19,996)
                                                                  ---------    ---------    ---------    ---------
Net income ....................................................   $   1,056    $   7,007    $  21,553    $  32,624
                                                                  =========    =========    =========    =========


Net income per share of common stock - basic and diluted ......   $    0.03    $    0.18    $    0.58    $    0.85
                                                                  =========    =========    =========    =========

Weighted average shares outstanding ...........................      37,546       38,500       37,446       38,500
                                                                  =========    =========    =========    =========



See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                 ---------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                   March 31,    June 30,
                                                                                     1999         1998
                                                                                   ---------    ---------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .................................................   $  51,355    $  26,136
     Short-term investments ....................................................        --         12,000
                                                                                   ---------    ---------
                                                                                      51,355       38,136

     Receivables, less allowances of $7,558 and $7,017 .........................      81,002       86,198
     Inventories, at lower of cost (Fifo) or market:
        Raw materials and work in progress .....................................      14,440        9,441
        Finished good ..........................................................      17,531       13,838
                                                                                   ---------    ---------
                                                                                      31,971       23,279
     Deferred income taxes .....................................................       5,747        4,966
     Other current assets ......................................................      12,884        9,607
                                                                                   ---------    ---------

        Total current assets ...................................................     182,959      162,186

Property and equipment .........................................................      25,532       21,830
Less:  accumulated depreciation ................................................     (15,725)     (12,210)
                                                                                   ---------    ---------
                                                                                       9,807        9,620

Excess of purchase cost over amount assigned to net assets acquired, net of
     accumulated amortization of $11,713 and $8,772 ............................      42,287       45,228
Other assets ...................................................................      11,121       10,389
                                                                                   ---------    ---------
                                                                                   $ 246,174    $ 227,423
                                                                                   =========    =========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.


                                ---------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)


                                                                                     March 31,    June 30,
                                                                                       1999         1998
                                                                                     ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ............................................................   $  26,530    $  18,358
     Accrued compensation and related benefits ...................................       7,319        8,776
     Income taxes payable ........................................................         320        2,580
     Accrued royalties ...........................................................       2,220        4,191
     Other accrued liabilities ...................................................       9,790        9,995
                                                                                     ---------    ---------
        Total current liabilities ................................................      46,179       43,900


Deferred income taxes ............................................................       4,434        4,434
Other noncurrent liabilities .....................................................       2,358        2,440

STOCKHOLDERS' EQUITY:
     Preferred stock, $01 par value, 5,000,000 shares authorized, none issued ....        --           --
     Common stock, $01 par value, 100,000,000 shares authorized, 38,750,000
        and 38,500,000 shares issued .............................................         388          385
     Additional paid-in capital ..................................................      96,447       98,488
     Retained earnings ...........................................................     105,570       84,017
                                                                                     ---------    ---------
                                                                                       202,405      182,890
     Treasury Stock, at  cost ( 698,000 and 463,200 shares) ......................      (9,202)      (6,241)
                                                                                     ---------    ---------
        Total stockholders' equity ...............................................     193,203      176,649
                                                                                     ---------    ---------
                                                                                     $ 246,174    $ 227,423
                                                                                     =========    =========



See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                 ---------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    Nine months ended
                                                                                          March 31,
                                                                                    --------------------
                                                                                      1999        1998
                                                                                    --------    --------
OPERATING ACTIVITIES:
Net income ......................................................................   $ 21,553    $ 32,624
Adjustments to reconcile net income to net cash (used) provided by operating activities:
       Depreciation and amortization ............................................      8,340       6,115
       Receivables provision ....................................................     11,851       9,698
       Deferred income taxes ....................................................       (781)     (1,037)
       Decrease resulting from changes in operating assets and liabilities ......    (17,053)    (47,918)
                                                                                    --------    --------
Net cash provided (used) by operating activities ................................     23,910        (518)

INVESTING ACTIVITIES:
Purchase of property and equipment ..............................................     (3,843)     (3,699)
Net change in short-term investments ............................................     12,000     (13,800)
                                                                                    --------    --------
Net cash provided (used) used by investing activities ...........................      8,157     (17,499)

Financing activities:
Proceeds from the sale of 750,000 shares of common stock ........................      6,000        --
Purchase of 984,800 shares of treasury stock.....................................    (12,848)       --
                                                                                    --------    --------
Net cash used by financing activities ...........................................     (6,848)       --
                                                                                    --------    --------

Increase (decrease) in cash and cash equivalents ................................     25,219     (18,017)
Cash and cash equivalents at beginning of period ................................     26,136      51,862
                                                                                    --------    --------
Cash and cash equivalents at end of period ......................................   $ 51,355    $ 33,845
                                                                                    ========    ========


See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2. TRANSACTIONS WITH WMS INDUSTRIES INC. PRIOR TO THE APRIL 6, 1998 SPIN-OFF The condensed consolidated income statement for the quarter and nine months ended March 31, 1998 includes transfers and allocations of costs and expenses from WMS Industries Inc. (WMS) or other WMS subsidiaries primarily for activities relating to the Midway coin-operated video games business. Cost of sales includes material, labor and labor fringes transferred from the other WMS subsidiaries at cost based on the standard cost of material adjusted to estimated actual using engineered bills of material and actual labor with standard labor fringes applied. Cost of sales also includes allocations of manufacturing overhead cost incurred in the production of coin-operated video games for Midway. Research and development expenses include allocations for certain shared facilities and personnel. Selling and administrative expenses include certain allocations relating to general management, treasury, accounting, human resources, insurance and selling and marketing. These allocations were determined by using various factors such as dollar amount of sales, number of personnel, square feet of building space, estimates of time spent to provide services and other appropriate costing measures. In the opinion of management these transfers of cost of sales and allocations were made on a reasonable basis to properly reflect the share of costs incurred by WMS on behalf of the Company.

       The income statement for the quarter and nine months ended March 31, 1998 may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity.

       The Company has been charged for the specific production costs, excluding manufacturing overhead, of the coin-operated video games produced by a subsidiary of WMS that totaled $20,891,000 in the quarter and $62,416,000 in the nine months ended March 31, 1998. In addition, certain other costs have been allocated to the Company based on various factors noted above. Charges to the Company from WMS and WMS subsidiaries for the allocations in the quarter and nine months ended March 31, 1998 were (in thousands):


                                               Three           Nine
                                               Months         Months
                                               ------         ------
   Manufacturing overhead                      $1,991         $5,366
   Research and development expense               150            469
   Selling expense                                561          1,477
   Administrative expense                         521          1,613



3.       LITIGATION
         See item 1 of part II for the status of litigation.

                                MIDWAY GAMES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains certain forward looking statements concerning future business conditions and the outlook for the Company based on currently available information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks and uncertainties, including, without limitation, the financial strength of the amusement games industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on dedicated platform manufacturers, the outcome of certain legal proceedings to which the Company is a party and other risks more fully described under "Risk Factors Affecting Future Performance" in the Company's prospectus filed with its registration statement on Form S-3 on April 1, 1999 (File 333-73347).

FINANCIAL CONDITION
During the nine months ended March 31, 1999 cash provided by operating, investing and financing activities was $25,219,000 compared with cash used of $18,017,000 in the nine months ended March 31, 1998.

Cash provided by operating activities before changes in operating assets and liabilities was $40,963,000 in the nine months ended March 31, 1999 compared to $47,400,000 in the nine months ended March 31, 1998.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash outflow of $17,053,000 in the nine months ended March 31, 1999, compared with a cash outflow of $47,918,000 in the nine months ended March 31, 1998, which outflows were primarily due to increased receivables and inventories in the March 31, 1999 period and an increase in other long-term assets and increased receivables in the March 31, 1998 period from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the nine months ended March 31, 1999 was $3,843,000 compared with $3,699,000 for the nine months ended March 31, 1998.

During the nine months ended March 31, 1999, $12,848,000 of cash was used to acquire 984,800 shares of the Company's common stock held in the treasury. The Board of Directors authorized the purchase of up to two million shares of which 1,448,000 had been purchased as of March 31, 1999.

During the nine months ended March 31, 1999 the Company received proceeds of $6,000,000 from the sale of 750,000 shares of common stock under an employee Stock Incentive Plan which were from treasury shares. Also during the nine months ended March 31, 1999 the Company sold 250,000 shares of previously unissued common stock in a public offering which resulted in a net receivable at March 31, 1999 of $1,849,000 which was collected on April 5, 1999.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 1999 and contains usual bank line of credit terms. There were no borrowings under the credit line at March 31, 1999 and $7,391,000 of letters of credit were outstanding. Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs including the purchase of shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED MARCH 31, 1999 COMPARED WITH
THREE  MONTHS ENDED MARCH 31, 1998

Revenues decreased $14,017,000 from $94,347,000 in the quarter ended March 31, 1998 to $80,330,000 in the quarter ended March 31, 1999.

Home video game revenues decreased to $39,870,000 in the fiscal 1999 third quarter from $52,916,000 in the prior year period. Revenues for the fiscal 1999 third quarter included $6,663,000 from the sale of video games for the Nintendo Color Game Boy introduced in the United States by Nintendo in November 1998. The decrease in home video game revenues is primarily due to fewer titles being acquired from third party developers for release during the March 31, 1999 quarter and delays in the introduction of certain internally developed home video games.

During the March 31, 1999 quarter, the Company released seven new home video game products on three platforms. New products shipped included three for Nintendo 64, one for Sony PlayStation, and three for Color Game Boy. Midway's best selling video games during the quarter were NFL Blitz, California Speed, Rampage2:Universal Tour, 720(degree) skate boarding and Mortal Kombat Trilogy.

Coin-operated video game revenues in the March 31, 1999 quarter were $40,460,000 compared to $41,431,000 in the prior year third quarter. The current year third quarter included initial sales of HydroThunder, NBA Showtime:NBA on NBC and War:Final Assault and continuing sales of Carnevil, Guantlet Legends, Site 4:Area 51 and Touchmaster.

Gross profit decreased to $32,426,000 (40.4% of revenues) in the quarter ended March 31, 1999 from $43,369,000 (46.0% of revenues) in the quarter ended March 31, 1998. The decrease in gross profit was primarily from the change in the mix of units sold. Home video game gross profit decreased to 49.9% of revenues in the quarter ended March 31, 1999 compared to 51.1% in the prior year third quarter because of the change in the mix of units sold. Coin-operated video games gross profit decreased to 31.0% of revenues in the quarter ended March 31, 1999 compared to 39.4% in the prior year third quarter primarily because of a change in the mix in games sold in the March 31, 1999 quarter.

Research and development expenses decreased $124,000 from $17,334,000 (18.4% of revenues) in the quarter ended March 31, 1998 to $17,210,000 (21.4% of revenues) in the quarter ended March 31, 1999.

Selling expense decreased $1,097,000 from $10,006,000 (10.6% of revenues) in the quarter ended March 31, 1998 to $8,909,000 (11.1% of revenues) in the quarter ended March 31, 1999.

Administrative expense decreased $738,000 from $5,629,000 (6.0% of revenues) in the quarter ended March 31, 1998 to $4,891,000 (6.1% of revenues) in the quarter ended March 31, 1999.

Operating income in the quarter ended March 31, 1999 decreased $8,984,000 from $10,400,000 (11.0% of revenues) in the quarter ended March 31, 1998 to $1,416,000 (1.8% of revenues) in the quarter ended March 31, 1999. The decrease results primarily from lower revenues and the decrease in gross profit percentage due to sales mix.

Interest and other income decreased from $902,000 in the March 31, 1998 quarter to $387,000 in the March 31, 1999 quarter. The decrease is primarily from a lower level of cash and cash equivalents and short-term investments.

Net income was $1,056,000, $0.03 per share, compared with net income of $7,007,000, $0.18 per share, in the prior year period. The number of shares used in calculating per share earnings decreased by 2.5% to 37,546,000 in the fiscal 1999 third quarter from the prior year period.


NINE  MONTHS ENDED MARCH 31, 1999 COMPARED WITH
NINE  MONTHS ENDED MARCH 31, 1998

Revenues increased $2,186,000 from $293,144,000 in the nine months ended March 31, 1998 to $295,330,000 in the nine months ended March 31, 1998.

Home video game revenues increased to $198,672,000 in the fiscal 1999 nine-month period from $169,972,000 in the prior year period. Revenues for the fiscal 1999 nine-month period included $14,135,000 from the sale of video games for the Nintendo Game Boy, primarily for the Color Game Boy introduced in the United States by Nintendo in November 1998. Home video game unit shipments, other than Game Boy units, increased 10% in the nine-month period of fiscal 1999 compared to the prior year period with the largest percentage increase from lower priced Sony PlayStation units.

During the nine months ended March 31, 1999 the Company released seventeen new home video game products on four platforms. New products shipped included seven for Nintendo 64, three for Sony PlayStation, six for Color Game Boy, and one for PCs.. Midway's best selling video games during the nine months were NFL Blitz, Rush2:Extreme Racing USA, GEX:Enter the Gecko, Wipe Out 64, Twisted Edge Extreme Snowboarding, Mortal Kombat 4, California Speed, Rampage2:Univesal
Tour, 720(degree) skate boarding and Mortal Kombat Trilogy.

Coin-operated video game revenues in the nine months ended March 31, 1999 were $96,658,000 compared to $123,172,000 in the prior year nine-month period due to decreased units shipped and a product mix that included fewer sit down driving games that have a higher sales price. The current year nine-month period included initial sales of Carnevil, Guantlet Legends, NFL Blitz '99, Vapor Trax, Site 4:Area 51, HydroThunder, NBA Showtime:NBA on NBC and War:Final Assault and continuing sales of Radikal Biker and Touchmaster.

Gross profit was $141,636,000 (48.0% of revenues) in the nine months ended March 31, 1999 from $142,180,000 (48.5% of revenues) in the nine months ended March 31, 1998. Gross profit in the nine months ended March 31, 1999 was increased because of a $4,225,000 reduction to cost of sales due to a net recovery relating to purchased parts overcharges from certain coin-operated game suppliers in prior years. Home video game gross profit increased to 53.2% of revenues in the nine months ended March 31, 1999 compared to 53.1% in the prior year.

Research and development expenses increased $6,007,000 or 12.2% from $49,409,000 (16.9% of revenues) in the nine months ended March 31, 1998 to $55,416,000 (18.8% of revenues) in the nine months ended March 31, 1999.

Selling expense increased $9,464,000 from $27,847,000 (9.5% of revenues) in the nine months ended March 31, 1998 to $37,311,000 (12.6% of revenues) in the nine months ended March 31, 1999. The increase was primarily due to higher home video game selling expense needed to support higher home video game revenues plus an increased level of advertising for NFL Blitz.

Administrative expense increased $372,000 from $14,630,000 (5.0% of revenues) in the nine months ended March 31, 1998 to $15,002,000 (5.1% of revenues) in the nine months ended March 31, 1999.

Operating income in the nine months ended March 31, 1999 decreased $16,387,000 from $50,294,000 (17.2% of revenues) in the nine months ended March 31, 1998 to $33,907,000 (11.5% of revenues) in the nine months ended March 31, 1999. Operating income in the nine months ended March 31, 1999 was increased by $4,225,000 because of a reduction to cost of sale as described above. The decreases result primarily from higher research and development expense and selling expense on a relatively flat gross profit in the nine months ended March 31, 1999 compared to the nine-month period of the prior year.

Interest and other income decreased from $2,326,000 in the March 31, 1998 nine-month period to $1,077,000 in the March 31, 1999 nine-month period. The decrease is primarily from a lower level of cash and cash equivalents and short-term investments.

Net income was $21,553,000, $0.58 per share, in the fiscal 1999 nine-month period compared with net income of $32,624,000, $0.85 per share, in the prior year period. Net income for the March 31, 1999 nine-month period was increased by $2,620,000, $0.07 per share, because of a reduction in coin-operated video game cost of sales described above. The number of shares used in calculating per share earnings decreased by 2.7% to 37,446,000 in the fiscal 1999 nine-month period from the prior year nine-month period primarily because of the purchase of treasury shares pursuant to the previously announced stock repurchase plan.

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

Since 1996, we have worked to make our systems Y2K compliant together with WMS, our Chicago information services provider. Accounting and finance systems utilized by our subsidiary, Atari Games Corporation, have been made compliant with a software upgrade, and testing of the systems is ongoing. In addition, some personal computers and servers utilized by Atari Games Corporation for game development will be upgraded by September 1999 at a nominal cost. Accounting and finance systems utilized by our other major subsidiary, Midway Home Entertainment Inc. have been made Y2K compliant, and the remaining systems, such as the customer interface and shipping systems are expected to be made compliant by July 1999 with a planned software upgrade, each at nominal cost.

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

We may be exposed to potential Y2K problems because we rely on distributors, large customers and coin-operated video game component suppliers. We have contacted certain suppliers and customers to assess the potential problems, if any. A determination as to our customers' or suppliers' levels of readiness cannot be made however; based on the significant level of responses received from suppliers and customers, it appears that they are either Y2K ready or working towards becoming Y2K ready. The Company will continue to follow up with those customers and suppliers who have not responded or indicated their Y2K work is in process. If needed, to avoid potential Y2K problems detected by our suppliers, we will adjust the coin-operated title release dates and at worst we would expect a short-term delay in shipments of our products. If such a delay should occur, we do not expect to experience a material and adverse effect on operating results for any reportable period.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders of the Company was held on February 3, 1999. The matters submitted to a vote of the Company's stockholders were (1) the election of four (4) Class III members to the Board of Directors; (2) the ratification of the Midway Games Inc. 1999 Stock Option Plan; and (3) the ratification of the appointment of Ernst & Young LLP as independent auditors for the 1999 fiscal year.


(1) The Company's stockholders re-elected four (4) Class III Directors, as follows

       Class III  Director Nominee           For                Withheld
       -----------------------------     ----------           -----------
       Harold H. Bach, Jr                31,820,858           1,210,127
       Byron C. Cook                     31,823,317           1,207,668
       Gerald O. Sweeney, Jr             31,423,277           1,607,758
       Richard D. White                  31,791,796           1,239,189



(2) Stockholders voted 27,718,333 shares (77.5% of the shares represented of the meeting) in favor of ratifying the Midway Games Inc. 1999 Stock Option Plan; 4,170,553 shares (11.25% of the shares represented at the meeting) voted against approval; 142,099 shares (less than 0.04% of the shares represented at the meeting) abstained from voting.

(3) Stockholders voted 32,771,168 shares (99.2% of the shares represented at the meeting) in favor of the ratification of the appointment of Ernst & Young LLP as independent auditors for the 1999 fiscal year; 186,071 shares (0.56% of the shares represented at the meeting) voted against approval; 73,746 (less than 0.02% of the shares represented at the meeting) abstained from voting.


ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 1999, the Company and Byron C. Cook, Executive Vice President - Home Video of the Company, entered into an three-year renewable employment agreement effective as of July 1, 1998, pursuant to which Mr. Cook's base salary is $325,000 per annum, or such greater amount as may be determined by the Board of Directors. Mr. Cook has agreed not to engage in business in competition with the Company for a period of one year after he leaves the Company. Mr. Cook is also entitled to participate in the Company's employee benefit plans generally available to executives of the Company. In the event of a change of control of the Company (as defined in the agreement), Mr. Cook, is entitled, if he terminates his employment within 60 days thereafter, to a severance payment of up to three times his base annual salary. The agreement may be terminated by the Company upon 30 days' notice for cause (as defined in the agreement).



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         10.1 Amendment No. 1 to Credit Agreement dated as of October 15, 1996.

         10.2 Employment Agreement between the Registrant and Byron C. Cook.

         27  Financial Data Schedule

         99 "Item 1-Business" in the Annual Report on Form 10-K of Midway Games Inc. for the fiscal year ended June 30, 1998 (File No: 001-12367), is hereby incorporated herein by reference to such Annual Report.

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 30, 1999 with respect to Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MIDWAY GAMES INC.
                                             (Registrant)




Dated:  May 14, 1999                       By: /s/ Harold H. Bach, Jr.
                                              ----------------------------------
                                              Harold H. Bach, Jr.
                                              Executive Vice President-Finance
                                              Principal Financial and
                                              Chief Accounting Officer

                                  EXHIBIT INDEX



                  No.               Description

10.1     Amendment No. 1 to Credit Agreement Dated As of October 15, 1996.

10.2     Employment Agreement between the Registrant and Byron C. Cook


27       Financial Data Schedule

99 "Item 1-Business" in the Annual Report on Form 10-K of Midway Games Inc. for the fiscal year ended June 30, 1998 (File No. : 001-12367), is hereby incorporated herin by reference to such Annual Report.