Form 10-K405
period 1999-06-30
MIDWAY GAMES INC
filed 1999-09-27
CIK 1022080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 1-12367

                               MIDWAY GAMES INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-2906244
         (State or other jurisdiction             (I.R.S. Employer Identification Number)
      of incorporation or organization)

    3401 NORTH CALIFORNIA AVENUE, CHICAGO,                         60618
                   ILLINOIS                                      (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code: (773) 961-2222

Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME ON EACH EXCHANGE
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 36,805,897 shares of Common Stock held by non-affiliates of the registrant on September 22, 1999 was $588,894,352. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of Common Stock outstanding, excluding 764,400 shares held as treasury shares, was 37,985,600 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                 PARTS
                                                                 -----
Annual Report to Stockholders of Registrant for the fiscal     II and IV
  year ended June 30, 1999..................................

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "Midway" mean Midway Games Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $.01 par value per share.

     Midway(R) is our registered trademark. Our product names mentioned in this report are trademarks of ours, except where they are licensed. Nintendo, Super Nintendo Entertainment System, Game Boy, Game Boy Color, and Nintendo 64 and N64 are trademarks of Nintendo of America, Inc. Sega, Genesis, Dreamcast and Saturn are trademarks of Sega Enterprises, Ltd. Sony and PlayStation are trademarks of Sony Computer Entertainment of America. Other trademarks mentioned in this report are the property of their respective owners.

     This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Wherever possible, we have identified these forward looking statements by words such as "may," "will," "expect," "anticipate," "believe," "estimate," and similar expressions. Our actual results could differ materially from those contained in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the amusement games industry, the success of planned advertising, marketing and promotional campaigns, as well as the items set forth under "Item 1. Business -- Risk Factors." We do not intend to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing forward looking statements may be found in the materials set forth under "Item 1. Business" and incorporated by reference in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS.

                            OVERVIEW OF OUR BUSINESS

     We are a leading designer, publisher and marketer of interactive entertainment software played in both the coin-operated and home video game markets. Since the late 1970s, we have released many of the industry's leading games, including Mortal Kombat (this line of games has sold over 16 million copies in the home market), NFL Blitz, Hydro Thunder, Cruis'n USA, Cruis'n World, Rampage, NBA Jam, Joust, Defender, Pacman and Space Invaders, and, through our subsidiary, Atari Games Corporation, such leading games as San Francisco Rush Extreme Racing, Area 51, Gauntlet, Centipede, Asteroids and Pong. Our games are available for play in arcades and other establishments, such as restaurants and movie theaters, and on all major dedicated home video game platforms, including those of Nintendo, Sony and Sega, and personal computers.

     Midway began publishing home video games based on its own coin-operated video games in 1995 with the introduction of Mortal Kombat 3. In preparation for publication of home versions of its coin-operated video games, in 1994, Midway acquired a home video game development and distribution business, and in March 1996 Midway acquired Atari Games, a designer, publisher and marketer of interactive entertainment software. In fiscal 1999, Midway released ten coin-operated video games and 25 home video games (directly or under licensing arrangements, including all platforms), compared to eight new coin-operated video games and 35 new home video games (directly or under licensing arrangements, including all platforms) in fiscal 1998.

     Prior to April 6, 1998, Midway was a subsidiary of WMS Industries Inc. WMS and its subsidiaries (which are collectively referred to as "WMS" in this report) design, manufacture and market gaming equipment and coin-operated pinball games. On April 6, 1998, WMS distributed all of its shares of our common stock to its stockholders as a dividend. Since this dividend (the "Spin-off"), WMS continues to provide some administrative, accounting and information services and facilities to us and acts as a contract manufacturer for our coin-operated video games. We provide pinball sales and marketing services to WMS. See "Item 13. Certain Relationships and Related Transactions."

     Midway is a Delaware corporation formed in July 1988. Our address is 3401 North California Avenue, Chicago, Illinois 60618, and our telephone number is
(773) 961-2222.

                               INDUSTRY OVERVIEW

GENERAL

     Video games are sold in two primary formats: coin-operated games distributed to arcades and route operators and home video games for dedicated hardware platforms (including Nintendo 64, Sony PlayStation and Sega Dreamcast), handheld game systems (including Nintendo's Game Boy Color) and personal computers. The home video games are distributed to mass merchandisers, national and regional retailers, discount store chains, video rental retailers and entertainment software distributors. A successful video game may present the opportunity to exploit ancillary rights such as film, television and merchandising rights. The primary groups that play video games are male teenagers and young adults.

     The video game business has undergone significant consolidation in recent years, and we believe that significant barriers to entry into the video game business exist that make it difficult for new entrants to succeed. The video game business requires specialized creative talent capable of utilizing the sophisticated technological tools required to design the complex video games that characterize the business today. The cost of developing video games is high and likely to increase as technology continues to evolve. In the home video game business, distribution channels are dominated by a select group of companies, and access to retail shelf space is a significant competitive factor.

COIN-OPERATED GAMES

     Coin-operated video games utilize specialized technology and hardware platforms that permit greater design flexibility than dedicated home platforms, which are limited by the design specifications of the particular platform. Coin-operated video games are manufactured in self-contained cabinetry and feature large video screens that display the game. Many of our games permit multiple players to play the same game simultaneously, and games are generally designed to permit the players to play against each other, in addition to being able to play against the game itself. Most coin-operated video games cost 50c to play a game of approximately two minutes in duration. New technologies employed in the manufacturing of coin-operated video games utilize advanced video platforms in which digital images are mapped to computer generated polygons that allow for the creation of three-dimensional graphic images.

     Coin-operated games are sold through distributors to two primary customers -- arcades and route operators. The distributors typically provide product warranties to their customers and receive a price allowance from the manufacturer to cover warranty claims. A typical arcade is located in a shopping mall and operates numerous types of games, including video and pinball games. An arcade will often purchase multiple units of the most popular games. Route operators purchase coin-operated video games and provide the games on a revenue sharing basis to various establishments, such as restaurants, taverns, convenience stores and movie theaters, which typically install only a few games and only rarely lease multiple units of the same games for a particular location.

     After introduction, a coin-operated video game will generally experience a product life cycle for a manufacturer of one to two years, although sales are generally concentrated in the first six to eight months after introduction. Coin-operated games are distributed throughout North America, Europe, and to a lesser extent Australia and countries in Asia and South America.

HOME VIDEO GAMES

     The interactive software publishing business involves the creation or acquisition of titles or intellectual property rights, the development of interactive software products based on these titles or rights, and the publication, marketing, merchandising, distribution and licensing of the resulting software products. This process in general involves either converting software created for the coin-operated version of a game into software for use on the multiple platforms on which home video games are released or creating original games for release into the home market. The business is highly dependent on consumer tastes and preferences and on the commercial success of the hardware platforms for which the software is produced. The principal types of interactive hardware platforms are dedicated game systems, such as those manufactured by Nintendo, Sony and Sega, handheld game systems and personal computers.

     Dedicated Platforms. Historically, no hardware platform or system has achieved long-term dominance in the interactive entertainment market. In 1986 and 1987 Nintendo and Sega, respectively, introduced 8-bit video game systems that, compared to existing personal computers available at the time, were low in price, easy to use and had sophisticated audio-video capabilities. In 1989, Sega began shipping its Genesis system, a more-powerful 16-bit video game system. In 1991, Nintendo introduced its 16-bit Super Nintendo Entertainment System. Sega and Sony each began distribution of their 32-bit hardware systems (named Saturn and PlayStation, respectively) in 1994. Nintendo introduced its 64-bit Nintendo 64 system in the U.S. 1996. By September 1999, the estimated number of units of the Nintendo 64 system and the PlayStation system owned by users worldwide was approximately 24 million units and 54 million units, respectively. The newest platform, Sega's Dreamcast, the first 128-bit platform, was introduced in Japan in November 1998, in the U.S. in September 1999 and is expected to be introduced in Europe in October 1999. We believe that content providers with demonstrated capability for developing successful games will be in a position to develop games for whichever platforms achieve significant consumer acceptance.

     Previously, most software products for dedicated platforms were sold in cartridge form. However, compact discs have become increasingly popular because they have substantially lower manufacturing costs than games in cartridge form. The Sony PlayStation and Sega Dreamcast platforms use disc-based technologies. The Nintendo 64 system, however, continues to utilize software products in cartridge form.

     Handheld Game Systems. Nintendo's release in 1989 of the Game Boy, an 8-bit battery-operated, handheld interactive entertainment system, revolutionized the handheld game machine market. Previously, the only handheld systems available were dedicated to a single game. Nintendo's new handheld machine, Game Boy Color, was introduced in 1998 and had already sold 7.6 million units by March 1999.

     Personal Computers. The introduction of faster microprocessors, graphics accelerator chips, greater-capacity hard-drives, enhanced operating systems and increases in memory have facilitated the development of more cost-effective, graphically oriented and user-friendly personal computer software, including video games. As personal computers become more powerful, less expensive and easier to use, we expect their use in both the home and business environments to continue to expand.

     New Technologies. Recent advances in digital processing, data storage, graphics, data compression and communications technologies have made possible a new range of interactive software products and services. We expect that these advances will accelerate the development of on-line interactive games and interactive networks for playing video games.

                                    STRATEGY

     Our business strategy is based upon the following:

     - DESIGN AND PRODUCE EXCITING GAMES -- The key to success in the video game business is to produce games that are the most fun and exciting to play, which requires the creative talents of experienced game designers. We employ approximately 350 game design personnel organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. We believe that this environment, together with a compensation structure that rewards design teams for the success of their games and a policy of providing design teams substantial independence and flexibility, enables us to attract and retain designers who we believe are among the best game designers in the industry. The design teams are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. We produce games in the action, driving, adventure and sports categories.

     - EXPLOIT COIN-OPERATED PROVING GROUND -- We often develop our video games for initial release in the coin-operated market. To be successful, a coin-operated video game must be action packed and fun, and provide enough excitement to encourage players to play the game repeatedly. Our experience has been that a successful coin-operated game is almost always a success in the home dedicated-platform market. The significant benefits that we realize from this strategic approach are threefold: (a) the results achieved in the initial coin-operated release are a meaningful indicator of the success the game might realize in the home market and help to determine the strategy that we will follow in choosing and releasing games in the home market; (b) the knowledge that a particular coin-operated video game is popular with consumers allows us to maximize profitability through simultaneous publication across multiple home platforms thereby spreading developmental, advertising and promotional costs over a greater number of units; and (c) a successful coin-operated game promotes sales for subsequent home versions of the game among the players exposed to the game in arcades and other coin-operated venues.

     - MAINTAIN PLATFORM INDEPENDENCE -- We develop games for all major dedicated home platforms (Nintendo, Sony and Sega) as well as for the personal computer and handheld platforms. We are a leading developer of video games for the 32-bit, 64-bit and 128-bit game platforms which are currently being marketed by hardware manufacturers. According to TRSTS reports for fiscal 1999, we were ranked sixth among 63 companies in sales of 32- and 64-bit home video games. In fiscal 1999, 1998 and 1997, we released at least as many games on the Nintendo 64 platform as any developer other than Nintendo itself. Because we produce video games for multiple platforms, we are not fully dependent on any particular game platform. We believe that, as a result of our relationships with the major home platform manufacturers, our game development expertise and our strategy of investing in advanced technology, we are well positioned for the rapid technological evolution that characterizes the home video game market.

     - EXPLOIT FRANCHISE AND LIBRARY VALUE -- We seek to exploit our franchise properties such as Mortal Kombat. We have released five different coin-operated games under the Mortal Kombat title and published or licensed home versions of each of those games. We have also licensed two television and two film adaptations of Mortal Kombat and granted merchandising licenses in the toy, clothing, comic book, strategy guide and other product lines. In September 1999, we released the home video game version of Mortal Kombat Gold. In fiscal 1998, we released the home video game versions of Mortal Kombat 4 and Mortal Kombat Mythologies:
       Sub-Zero. A live action television series based on Mortal Kombat debuted in fiscal 1999. We also seek to utilize our large library of video games to release "arcade classics" and updated versions of these classics. For the home video game market in fiscal 1999, we released a collection of arcade classic games and seven arcade classics in the handheld market, and in fiscal 1998, we released two collections of arcade classic games. Our TouchMaster coin-operated products also incorporate a variety of games including versions of classic games such as Centipede and Breakout. In fiscal 1999, we released Gauntlet Legends, a three-dimensional update of Atari Games' classic Gauntlet, and we introduced a second sequel, Rampage 2 Universal Tour, to the Midway classic Rampage.

     - DEVELOP AND EXPLOIT MULTI-SITE GAME PLAYING NETWORK -- We are developing our own Internet-based, coin-operated interactive video game playing network technology, allowing players to play in a tournament format to compete for prizes. We anticipate that this technology will result in greater player utilization and profitability of games.

     - INVEST IN ADVANCED TECHNOLOGY -- We have developed our own hardware and software for creating digitally texture-mapped polygon images, which enable us to produce games with state-of-the-art visual simulations at cost levels that are attractive to our customers. We have also created proprietary tools to facilitate the development of new products, the transfer of game features from one product to another and the transfer of existing products to additional hardware platforms. We believe that our proprietary hardware and software have helped us to achieve and sustain a reputation for developing high quality products and to position ourselves to capitalize on evolving technologies.

                                   OPERATIONS

NEW PRODUCT DEVELOPMENT

     Our goal is to produce video games that are action packed and fun, and provide enough excitement and challenge at various levels of proficiency to encourage players to play our games repeatedly. Our game design personnel are organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The lead designers manage the work of the other team members and are responsible for the overall design of the game. We may also evaluate coin-operated games designed by others with a view toward obtaining licenses authorizing us to manufacture and sell those games. Each concept is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits in with our general strategy and profitability objectives. We produce games in the action, driving, adventure and sports categories.

     The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. We believe that this environment, together with a compensation structure that rewards design teams for the success of their games and a policy of providing design teams substantial independence and flexibility, enables us to attract and retain game designers that are among the best in the industry.

     The designers are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. We have developed and maintain a substantial library of proprietary software and development tools, including animation and digitally texture- mapped polygon images. Use of these tools streamlines the development process, allowing members of the development teams to focus their efforts on the play and simulation aspects of the product under development. We have also developed software tools to expedite conversion of software from one hardware format to another and to provide sound and special visual effects. We continually create new software and development tools and refine and upgrade our existing tools.

     Development of a new coin-operated video game generally takes 18 months or longer and typically involves the expenditure of substantial funds for development, testing and sampling costs. Generally, the basic development costs of a coin-operated game exceed $2.5 million and, depending on the specific hardware and software requirements, may cost up to $5.0 million per game. Because of changing technology, both the time and cost to develop games have increased during the past few years. Conversion of a coin-operated game to a home game usually takes six to 12 months, which period may overlap with the development period of the coin-operated version of the game. We use both independent third parties and our own personnel to convert coin-operated games to home video games. We are generally obligated to submit new games to the dedicated platform manufacturers for approval prior to publishing a game for their platforms. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.

     During the fiscal years ended June 30, 1999, 1998 and 1997, we spent approximately $76.0 million, $67.5 million and $55.9 million, respectively, on research and development. Some features of our products are protected by patents, trademarks and copyrights. We are both a licensor and licensee of these proprietary rights.

     From time to time, we have purchased distribution rights to some games under development by third parties for various home video game platforms and personal computers. Some of these games are sequels to games which have previously been successfully released. From time to time we may also purchase the right to adapt and market games owned by third parties from one platform to another, where we believe that success on the original platform suggests a probability of success on the other platform.

     We endeavor to comply with the rules established by a domestic ratings board voluntarily established by the home video game and coin-operated video game industries and some foreign countries' ratings boards, and we label our products with these ratings. We believe that ratings labels as to the violence contained in home video games and coin-operated video games will not have an adverse effect upon us so long as ratings are consistently applied throughout the industry.

PRODUCTS

     Coin-Operated Games. In fiscal 2000, we expect to release 11 coin-operated game titles. In fiscal 1999, we released ten new coin-operated video games: Area 51 Site 4, Gauntlet Legends, Vapor TRX, War, NFL Blitz '99, Carnevil, Hydro Thunder, NBA Showtime: NBA on NBC, Road Burners and Touchmaster 7000. TouchMaster is a touchscreen coin-operated game containing multiple game options. In fiscal 1998, we released eight new coin-operated video games. During fiscal 1997, we released seven new coin-operated video games.

     At the March 1999 Amusement Showcase International, Play Meter Magazine named Cruis'n World the Best Video Simulator and NFL Blitz the Best Dedicated Video. At the March 1998 Amusement Showcase International, Play Meter Magazine named Cruis'n World the Best Video Simulator and Maximum Force the Best Dedicated Video. Six of our video games were awarded the American Amusement Machine Association's ("AAMA") Silver, Gold and Platinum Sales Achievement Awards during each of fiscal 1999 and fiscal 1998. The AAMA Diamond Sales Achievement Award -- the highest category of sales award presented in any given year -- was awarded to California Speed and TouchMaster in fiscal 1999, and to Cruis'n World and San Francisco Rush in fiscal 1998.

     Coin-operated games are sold to distributors at prices ranging from $3,000 to $7,000. We also manufacture kits which can be used by the operator to convert an existing coin-operated cabinet to a new release. The kits are sold to distributors at prices ranging from $1,000 to $3,000.

     We are developing an Internet-based, interactive coin-operated video game playing network that will allow players to play in a tournament format to compete for prizes. We believe that this technology will result in greater player utilization and profitability.

     Home Video Games. In fiscal 2000, we expect to release 27 home video games for dedicated platforms, comprised of 16 home video game titles. During fiscal 1999, we introduced 17 home video games for dedicated platforms, comprised of 12 titles for the home, including World Driver: Championship, NFL Blitz, California Speed, Rush 2: Extreme Racing USA, Rampage 2 Universal Tour, Twisted Edge Extreme Snowboarding and a collection of arcade classics. The fiscal 1998 home game product line featured 35 home video games for dedicated platforms, comprised of 20 titles, including Mortal Kombat 4, Mortal Kombat Mythologies:
Sub-Zero, Top Gear Rally, The NHL & NHLPA Present Wayne Gretzky's 3D Hockey '98, San Francisco Rush Extreme Racing, Rampage World Tour, Mace-The Dark Age, Gex:
Enter the Gecko and Pandemonium 2. During fiscal 1997, we published 29 home video games for dedicated platforms, comprised of 15 video games for the home video market. Most titles are published in multiple versions, each of which is designed for a specific dedicated platform.

     We released eight new handheld titles for Game Boy Color during fiscal 1999 and anticipate releasing ten new handheld titles for Game Boy Color during fiscal 2000.

     Most of our home video games for dedicated platforms have suggested retail prices ranging from $39.95 to $59.95.

1999 HOME VIDEO GAME RELEASES

     The following table lists the games that were released by us directly or under licensing arrangements during fiscal 1999 and the platforms on which each can be played in the home market.

GAME                                       CATEGORY   PLATFORM(S)
----                                       --------   -----------
Arcade's Greatest Hits -- Atari            Classic    Personal Computer ("PC")
  Collection 2*..........................
Arcade Hits Joust/Defender*..............  Classic    Game Boy Color
Arcade Hits Spy Hunter/Moon Patrol*......  Classic    Game Boy Color
Assault: Retribution.....................  Action     PlayStation
Body Harvest.............................  Action     Nintendo 64
California Speed*........................  Driving    Nintendo 64
Gex: Enter the Gecko.....................  Action     Nintendo 64; PC
Klax*....................................  Classic    Game Boy Color
Micro Machines V3........................  Driving    Nintendo 64; PC
Mortal Kombat 4*.........................  Action     Game Boy Color
NFL Blitz*...............................  Sports     Nintendo 64; PlayStation; Game Boy Color;
                                                      PC
Paperboy*................................  Classic    Game Boy Color
Rampage World Tour*......................  Action     Game Boy Color
Rampage 2 Universal Tour*................  Action     Nintendo 64; PlayStation
Rush 2: Extreme Racing USA*..............  Driving    Nintendo 64
720(degree)Skateboarding*................  Classic    Game Boy Color
Twisted Edge Extreme Snowboarding........  Sports     Nintendo 64
Wipe Out 64..............................  Driving    Nintendo 64
World Driver: Championship...............  Driving    Nintendo 64

-------------------------

 *  Based upon one or more previously released coin-operated video games.

1998 HOME VIDEO GAME RELEASES

     The following table sets forth the games that were released by us directly or under licensing arrangements during fiscal 1998 and the platforms on which each can be played in the home market.

GAME                                       CATEGORY   PLATFORM(S)
----                                       --------   -----------
Arcade's Greatest Hits -- Atari            Classic    Super Nintendo Entertainment System
  Collection*............................
Arcade's Greatest Hits -- Midway           Classic    PlayStation; PC
  Collection 2*..........................
BioFreaks................................  Action     Nintendo 64; PlayStation
Chopper Attack...........................  Action     Nintendo 64
NBA Fastbreak '98........................  Sports     PlayStation
Gex: Enter the Gecko.....................  Action     PlayStation
Mace -- The Dark Age*....................  Action     Nintendo 64
Maximum Force*...........................  Action     PlayStation; Saturn; PC
Micro Machines V3........................  Driving    PlayStation
Mortal Kombat 4*.........................  Action     Nintendo 64; PlayStation; PC
Mortal Kombat Mythologies: Sub-Zero*.....  Action     PlayStation; Nintendo 64
Mortal Kombat Trilogy*...................  Action     Saturn; PC

GAME                                       CATEGORY   PLATFORM(S)
----                                       --------   -----------
The NHL & NHLPA Present Wayne Gretzky's    Sports     Nintendo 64; PlayStation
  3D Hockey '98*.........................
Off Road Challenge*......................  Driving    Nintendo 64
Olympic Hockey Nagano '98................  Sports     Nintendo 64
Open Ice.................................  Sports     PC
Pandemonium 2............................  Action     PlayStation
Quake....................................  Action     Nintendo 64
Rampage World Tour*......................  Action     PlayStation; Saturn; Nintendo 64; PC
Robotron X...............................  Action     Nintendo 64
San Francisco Rush Extreme Racing*.......  Driving    Nintendo 64; PlayStation
Top Gear Rally...........................  Driving    Nintendo 64

-------------------------

*  Based upon one or more previously released coin-operated video games.

MARKETING AND DISTRIBUTION

     Coin-Operated Games. Coin-operated video games are sold under the Midway and Atari trademarks. Coin-operated video games are marketed primarily through approximately 106 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of our coin-operated video games also to distribute games produced by other manufacturers.

     Coin-operated games are also marketed through trade shows, promotional videotapes and advertising in trade publications. We also have an Internet website featuring our products and upcoming releases, located at www.midway.com. Service updates and press releases are available on the web site as well as interactive features, including on-line shopping and access to technical support.

     Export sales of coin-operated games, primarily to Western Europe, were approximately $26.3 million (7.5% of revenues) for fiscal 1999, compared with $36.1 million (9.2% of revenues) for fiscal 1998 and $62.4 million (16.1% of revenues) for fiscal 1997. Substantially all foreign sales are made in United States dollars, and therefore we are not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. We believe that while the loss of a single distributor could temporarily affect the distribution of a particular model, it would not have a material adverse effect on our business. If we were to lose a distributor, we believe that we could make arrangements with alternate distributors for the distribution of our coin-operated games.

     Home Video Games. Our home video games are marketed under the Midway trademark. We market through our internal sales staff and through independent sales representatives to approximately 14,000 stores, including mass merchandisers; foreign, national and regional retailers; discount store chains; video rental retailers; and entertainment software distributors and re-sellers. It is customary for the sales representatives and distributors of our home games who are assigned specific customers to also distribute games produced by other manufacturers. Our principal customers for home video games are mass merchandisers such as Toys-R-Us, Wal-Mart and Target. Sales to our largest customer, Wal-Mart, represented 11.8% of our total revenues in fiscal 1999 after representing less than 10% of revenues in prior years. Sales to our second-largest customer, Toys-R-Us, represented 10.9% of our total revenues in fiscal 1999, compared to 12.5% in fiscal 1998 and 10.5% in fiscal 1997.

     Our distribution efforts are supported by marketing programs which emphasize product awareness, brand recognition, dealer merchandising opportunities and celebrity endorsements. Our marketing activities include television and print advertising, retail store promotions, direct mailings and user support programs, as well as our website. We also utilize a store-oriented marketing approach which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. Our sales literature, which features advance information on new products, encourages potential users to purchase our products at their local retail outlets, creating retail demand for new products before their release. We provide technical support for our home products through our customer support department, which is staffed by personnel trained to respond to customer inquiries.

     Until May 28, 1999, we had various agreements with GT Interactive Software Corp. ("GTIS") under which we had granted license options and distribution rights to GTIS relating to many of our home video games. Games optioned by GTIS under these agreements were licensed for varying terms. Under these agreements, GTIS had previously paid non-refundable license fees to us in the aggregate amount of $35.0 million. In March 1998, we purchased the distribution rights for our personal computer games in North America from GTIS for $8.0 million.

     On August 16, 1999, in connection with the settlement of litigation with GTIS, we reacquired from GTIS all remaining distribution rights for our home video games. See "Item 3. Legal Proceedings." Under the terms of our former agreements with GTIS, GTIS was not required to pay to us the revenues and profits from sales of home video games in territories in which GTIS had distribution rights until the non-refundable license fees were recouped by GTIS. The settlement allows us to sell our home video games directly into those markets and to receive the revenues and profits from these sales. Under the terms of the settlement, GTIS is allowed up to 180 days to continue to sell off its inventory of some of the games previously licensed.

     In 1994, we formed a joint venture with Nintendo to develop video games on some platforms being developed by Nintendo. The joint venture is owned 50% by each of Nintendo and us. In connection with the formation of the joint venture, we also entered into arrangements with Nintendo for the development of a version of Cruis'n USA and Cruis'n World for Nintendo 64. The joint venture has the right to distribute home versions of any coin-operated sequels of Cruis'n USA that we develop. Nintendo released the first home video game under a licence from the joint venture, Cruis'n World, in September 1998.

     In September 1996, we entered into a master license agreement with Tiger Electronics, Inc. under which we granted Tiger the right to manufacture and distribute throughout the world liquid crystal display ("LCD") games based on some of our coin-operated video games and home video games. The product categories licensed to Tiger include some LCD game systems, including cartridges for Tiger's proprietary handheld dot matrix LCD game system, and other electronic products. The initial term of the agreement with Tiger expires in December 2001, subject to renewal rights. The license agreements for specific products optioned under the master license agreement expire upon the later of the expiration of the master license agreement or 24 months after the prescribed release date. In March 1998, Tiger assigned the master license agreement to Hasbro, Inc. in connection with Hasbro's acquisition of Tiger's assets and business.

MANUFACTURING

     Coin-Operated Games. Our coin-operated games are manufactured by WMS under the Manufacturing Agreement dated as of April 6, 1998 between the parties. See "Item 13. Certain Relationships and Related Transactions." We believe this arrangement and WMS's facilities are adequate for our current and planned production needs. Game production is generally based on advance purchase orders from distributors with respect to coin-operated games, and generally no significant inventory of finished goods is maintained.

     Since the amount of backlog orders varies from the beginning to the end of a normal two-to three-month production process of a game, meaningful comparison of backlog orders can only be made at the same period during a production cycle and not at the end of fiscal years. We do not consider order backlog to be a meaningful indicator of future sales.

     We warrant most of our coin-operated games for a period of 60 days and home games for a period of 90 days. Our costs in connection with these warranties have been insignificant.

     The raw materials used in manufacturing coin-operated video games include various metals, plastics, wood and glass obtained from numerous sources of supply. In addition, numerous component parts, including electronic subassemblies and video monitors, are purchased from suppliers. We also purchase our wood cabinets for coin-operated games from WMS under the Cabinet Supply Agreement dated as of April 6, 1998 or from other suppliers. See "Item 13. Certain Relationships and Related Transactions." We believe that the sources of supply of component parts and raw materials are adequate and that substitute sources of materials are available.

     Home Video Games. Manufacturing of home video games for 32- and 64-bit platforms and Sega Dreamcast is performed for us by the developer of the game platform (i.e., Nintendo, Sony or Sega) or its designee, as required by the applicable platform license. We manufacture cartridges for 16-bit platforms through contract manufacturing sources in Mexico. Platform manufacturers typically retain the right to limit the number of games and approve timing of release under manufacturing and licensing arrangements. Home game production is based upon estimated demand for each specific title, and the level of the inventory of finished goods depends upon the variance in market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must provide some of the platform manufacturers with a purchase order for that product and an irrevocable letter of credit for 100% of the purchase price. We purchase most of the products manufactured by the dedicated platform manufacturers for us on an "as is" and "where is" basis, and delivery is at our expense and risk. Initial orders generally require 30 to 45 days to manufacture depending on the platform. Reorders of cartridge-based products require approximately 30 to 40 days to manufacture, while reorders of disc-based products generally require only 7 to 14 days. Shipping of orders requires an additional three to 10 days, depending on the mode of transport and location of manufacturer.

     We lease a warehouse facility in Dallas, Texas from which we distribute home video games to North and South America. Some products are imported into the United States, inspected by customs agents and transferred to our warehouse facility, where they are unpacked and shipped to our customers. Some components of these products are assembled into finished products for us by third parties prior to their transfer to our warehouse facility. Products ordered for inventory are stored at the warehouse facility and used to fill additional orders as received.

     We participate in the electronic data interchange program maintained by most of our large customers for home games. We generally fill re-orders from inventory within two days. As a result, home video games traditionally have no backlog of orders.

PRODUCT RETURNS AND PRICE ADJUSTMENTS

     In our home video game business, we accept product returns for defective products and sometimes provide replacements, markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of our home video games. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See "Risk Factors -- Product returns and price adjustments could exceed our reserves."

PLATFORM LICENSES

     Under non-exclusive license arrangements with Nintendo, Sony and Sega, we have the right to develop and market software products for (i) Nintendo's Super Nintendo Entertainment System, Nintendo 64, Game Boy and Game Boy Color platforms, (ii) Sony's PlayStation, and (iii) Sega's Dreamcast, Genesis and Saturn platforms. Generally, no specific hardware license is required for the development and marketing of personal computer software. Some of the platform license agreements or renewals of existing agreements are in the process of being finalized with the platform manufacturers. However, Midway and these platform manufacturers have proceeded as if the formal agreements were in place by approving new game concepts, manufacturing new home video games and otherwise. We believe that these informal arrangements are not uncommon in the home video game business. We do not believe there is any significant risk that the definitive platform license agreements will not be finalized on terms acceptable to us.

     Each dedicated platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted to the dedicated platform manufacturer, as applicable, for pre-publication approval. This approval is generally discretionary. We bear all costs and expenses in connection with our development of games under our agreements with each of the dedicated platform manufacturers. Dedicated platform manufacturers charge us a fixed amount for each software cartridge or disc that they manufacture or a royalty if third parties perform the manufacturing. This charge generally includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's name and proprietary information and technology, and may be subject to adjustment by the dedicated platform manufacturer in its discretion. We are responsible in most cases for resolving, at our expense, any software warranty or repair claim. To date, we have not experienced any material software warranty claims.

     Some platform license arrangements require that we bear the risk that the information and technology licensed from the dedicated platform manufacturers and incorporated into our software may infringe the rights of third parties. We must indemnify the dedicated platform manufacturers against some claims resulting from the development, marketing, sale or use of our software products, including some claims for copyright, patent or trademark infringement that may be brought against a dedicated platform manufacturer. To date, no dedicated platform manufacturer has sought indemnity for any liabilities incurred as a result of these lawsuits or for any legal expenses incurred in defending them. We cannot assure you, however, that our indemnification obligations under our license arrangements with the dedicated platform manufacturers will not have a material adverse effect on our future results of operations or financial condition.

     Upon expiration of a dedicated platform license, we usually have a limited period to sell off our inventory subject to that license, after which time any remaining inventory is generally required to be destroyed. Furthermore, there is no limit to the number of licenses that dedicated platform manufacturers may grant to others or to the number of titles that they may permit their licensees to publish or that they themselves may release in the future. Nintendo, Sony and Sega are the largest publishers of software for use on their respective systems, and they compete directly with us.

     In fiscal 1999, substantially all of our unit sales of software products were for use on dedicated and handheld game platforms. We expect that a large portion of our revenues in the coming years will continue to be derived from dedicated and handheld platforms. See "Risk Factors -- We depend on dedicated game platform manufacturers."

INTELLECTUAL PROPERTY LICENSES

     While we primarily seek to develop original proprietary games, some of our games are based on properties or trademarks owned by third parties, such as the National Basketball Association, National Football League, National Hockey League or their respective players' associations, and licensed to us. Typically, we are obligated to make minimum guaranteed royalty payments over the term of the license and to advance payment against these guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of material breach (including failure to pay any amounts owing to the licensor in a timely manner) by us and other events, and, in some cases, are renewable upon payment of minimum guarantees or the attainment of specified sales levels during the term of the license. Some licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each software title may embody a number of separately protected intellectual property rights, including: (i) trademarks associated with elements of the game (e.g, the NBA team logos in NBA Hangtime); (ii) the trademarks under which the game is marketed (e.g., Mortal Kombat); (iii) the copyrights for the game software (including the game's audiovisual elements); (iv) copyrights for the software associated with the hardware platform; and (v) the patents for inventions in the game software and hardware platforms. Each dedicated home game includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of some of our titles are owned by third parties and licensed to us. We rely on these third parties for protection of our licensed intellectual property rights. Their failure to adequately protect these rights could have a material adverse effect on us.

     We have over 1,000 trademark registrations worldwide for our games, and we apply for trademark protection for all of our game titles, other than those licensed from third parties. We have registered the copyrights in the video game software for most of our owned coin-operated titles. Notwithstanding this protection, preventing unauthorized duplication of software products is difficult and costly and, in the case of personal computer software, unauthorized duplication is relatively common. Some of our personal computer products require the user to refer to materials shipped with the software in order to use the product. Despite this protection, we believe that these requirements can be, and in some instances have been, circumvented.

     The dedicated platform manufacturers have procured patents for some of the technology utilized in connection with their respective home game systems. They also incorporate security devices in their cartridges, discs and platforms which seek to prevent unlicensed software products from being played on their platforms. We do not own the trademarks, copyrights or patents covering the proprietary information and technology utilized in the dedicated platform manufacturers' cartridges or discs. Accordingly, we rely upon each dedicated platform manufacturer for protection of this intellectual property from infringement and bear the risk of claims of infringement brought by third parties arising from the sale of software with respect to intellectual property supplied by third party developers and embodied in our software products. Our agreements with these outside developers generally require the developers to indemnify us for costs and damages incurred in connection with these claims. We cannot assure you, however, that these software developers will have sufficient resources to indemnify us fully for any claims that may arise.

COMPETITION

     The video game business is intensely competitive and is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. See "Risk Factors -- Our market is highly competitive."

     In the coin-operated market, we compete principally with foreign manufacturers such as Capcom, Konami, Namco, Sega and Taito.

     In the home market, we compete principally with Nintendo, Sony and Sega, the largest publishers of software for their respective systems. We also compete in the United States and Canada with numerous companies licensed by Nintendo, Sony and Sega to develop software products for use with their respective systems. These competitors include Acclaim, Activision, Capcom, Eidos, Electronic Arts, GT Interactive, Konami, Lucas Arts, Namco and THQ. Additionally, our games which are sold for use on personal computers compete with entertainment software sold by companies such as Acclaim, Hasbro Interactive, Havas Interactive, Electronic Arts, GT Interactive, Learning Co. and Microsoft, among others. The entry and participation of new industries and companies, including diversified entertainment companies, in markets in which we compete may adversely affect our performance in these markets.

SEASONALITY

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

EMPLOYEES

     At September 17, 1999, we had approximately 630 employees. We believe that our relations with our employees are satisfactory.

                                  RISK FACTORS

     Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect our operating results or the value of our common stock are as follows:

WE DEPEND ON MARKET ACCEPTANCE OF NEW PRODUCTS

     Our success depends on generating revenue from new products and from enhancements of existing products. Video game products typically have market life spans of only three to twelve months. In addition, the process of developing software products like ours is extremely complex and is expected to become more complex and expensive in the future as new interactive entertainment platforms and technologies are introduced. Furthermore, consumer preferences for video games are difficult to predict, and few video game products achieve sustained market acceptance. We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance, or that the acceptance will be sustained for any meaningful period. The failure of new products to gain market acceptance could have a material adverse effect on our operating results and financial condition.

WE MAY EXPERIENCE DELAYS IN INTRODUCING NEW PRODUCTS

     From time to time, we have experienced delays in product introductions. We depend on a variety of design and technical personnel and other development components to introduce our new products and enhancements. The timing of a creative process is difficult to predict, and the increasingly complex products that we and our competitors introduce require increasing development time. It usually takes us six to 24 months to complete a new product's development from the time we approve a concept, and the amount of development time required is increasing as our products become more complex. We cannot assure you that we will be able to introduce new products and enhancements on a timely basis. Unanticipated delays could cause us to miss an important selling season for the delayed products, and we could schedule product promotions incorrectly. This could also affect our development schedule for other products. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on our operating results and financial condition.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE

     The video game market, both in the coin-operated and home segments, experiences rapidly changing technology. We must continually anticipate and adapt our products to emerging technologies, including new hardware platforms, operating systems and media formats. When we choose to incorporate a new technology into our products or to publish or develop a product for a new platform, we may make a substantial development investment one to two years in advance of initial shipment of these products. We cannot assure you that we will be able to identify accurately which emerging technologies will gain widespread acceptance.

     If we invest in the development of a video game that does not achieve significant commercial success, our revenues from that product will be adversely affected, and we may not recover our development costs. If, on the other hand, we do not choose to pursue the development of products incorporating new technology or for new platforms that achieve significant commercial success, our revenue growth may also be adversely affected. In addition, consumers may defer purchasing home game software for use on existing platforms following the announcement of an introduction date for hardware platforms incorporating new technologies. We may not be able to obtain licenses to use new technologies. Accordingly, these announcements could adversely affect sales of our existing software products. We cannot assure you that we will be able to develop or acquire the expertise necessary to enable us to develop or market products for emerging technologies.

WE RELY ON OUR MORTAL KOMBAT PRODUCTS

     Revenues from Mortal Kombat products accounted for approximately 6.0% of our total revenues in fiscal 1999, 19.1% in fiscal 1998 and 22.0% in fiscal 1997. If Mortal Kombat products fail to continue to sell, or if we fail to replace the Mortal Kombat products with additional products generating significant revenues, our business, operating results and financial condition could be materially and adversely affected.

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER

     We have experienced and expect to continue to experience significant quarterly fluctuations in net sales and other operating results due to a variety of factors, including:

     - variations in the level of market acceptance of our products and those of our competitors;

     - delays and timing of product introductions;

     - fluctuations in our mix of products with varying profit margins;

     - introduction and market penetration of dedicated game platforms;

     - development and promotional expenses relating to the introduction of new products or enhancements of existing products;

     - changes in our pricing policies and those of our competitors;

     - the accuracy of our and retailers' forecasts of consumer demand; and

     - the timing of orders from major customers, order cancellations and delays in shipment.

     Our expense levels are based, in part, on our expectations regarding future sales and, as a result, operating results would be adversely affected by a decrease in sales or a failure to meet our sales expectations.

OUR HOME VIDEO GAME BUSINESS EXPERIENCES SEASONAL VARIATIONS

     Our home video game business is highly seasonal. Sales of home video games are typically significantly higher during the September and December quarters due to the year-end holiday buying season. Sales in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. We cannot assure you that we will achieve consistent profitability on a quarterly or annual basis.

OUR MARKET IS HIGHLY COMPETITIVE

     The video game business is intensely competitive and experiences the continuous introduction of new titles and the development of new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability:

     - to select and develop popular titles;

     - to identify and obtain rights to commercially marketable intellectual properties; and

     - to adapt our products for use with new technologies.

     In addition, successful competition in our market is also based upon:

     - price;

     - access to retail shelf space for home games;

     - product enhancements;

     - brand recognition;

     - marketing support; and

     - access to distribution channels.

     Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. We are often in competition with the primary platform manufacturers, Nintendo, Sony and Sega, and companies that we depend upon for distribution or other services. These companies may have an incentive to promote their own products in preference to ours. In addition, due to their dominant position in the industry, the manufacturers of dedicated platform hardware have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space.

     We believe that large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft, are increasing their focus on the interactive entertainment market, which will result in greater competition for us. Midway and many of our competitors are developing on-line interactive games and interactive networks. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures that we face could materially and adversely affect our business and financial condition.

PRODUCT RETURNS AND PRICE ADJUSTMENTS COULD EXCEED OUR RESERVES

     In our home video game business, we accept product returns for defective products and sometimes provide replacements, markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of our home games. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns of defective products. These reserves are established according to estimates of the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. Product returns, markdowns and credits that exceed our reserves could have a material adverse effect on our business, operating results and financial condition. Although we maintain reserves which we believe to be adequate with respect to product returns and price reductions, we cannot assure you that the reserves established will not be exceeded.

WE DEPEND ON DEDICATED GAME PLATFORM MANUFACTURERS

     We depend heavily on the manufacturers of dedicated video game platforms, who are also our competitors. In fiscal 1999, substantially all of our unit sales of software products for the home market were for use on dedicated or handheld game platforms. Our platform licenses can be canceled for breach and are kept in effect at the sole discretion of the licensor. If the popularity of home video games on dedicated hardware platforms materially declines, or if we were to lose our license to publish software from Nintendo, Sega or Sony, our business would be materially and adversely affected.

     We are generally obligated to submit new games to the dedicated platform manufacturers for approval prior to publication. Rejection or substantial delay by a dedicated platform manufacturer could have a material adverse effect on our financial condition and results of operations. We have not experienced any significant delays in the approval process for any of our games in the past. We cannot assure you, however, that we will not experience these delays in the future. The dedicated platform manufacturers may also limit the number of titles that we can release in any year, which may limit any future growth in sales.

     We depend on Nintendo, Sony and Sega for:

     - the protection of the intellectual property rights to their respective hardware platforms and technology;

     - their ability to control the proliferation of new titles by licensees and others; and

     - their ability to discourage unauthorized persons from producing software for the Nintendo, Sony and Sega platforms.

WE DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS

     We depend on third parties to manufacture the game cartridges and discs for our home video games. The manufacturing of our coin-operated games is performed for us by WMS under contracts. We have not experienced any material delays or interruptions in the delivery of our products due to manufacturing delays or interruptions. It is possible, however, that manufacturing delays or interruptions could cause delays or interruptions in product delivery. If any significant delays occur, and we cannot substitute another manufac-turer in time, delays could materially and adversely affect our business, operating results and financial condition. Unanticipated price increases from these manufacturers also could adversely affect our business.

WE RELY ON THIRD PARTIES TO DEVELOP SOME OF OUR HOME VIDEO GAME TITLES

     Some of our home video games are designed by third parties. The number of titles developed by third parties varies from quarter to quarter. The failure to identify and acquire suitable titles from third party designers could adversely affect our revenues and business.

WE MAY BE UNABLE TO OBTAIN LICENSES FOR INTELLECTUAL PROPERTY

     Some of our games are based on properties or trademarks owned by third parties, such as the National Basketball Association, National Football League, National Hockey League or their respective players' associations. Our future success may also depend upon our ability to obtain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring additional intellectual property rights with significant commercial value.

     Our intellectual property licenses generally require that we submit new products developed under licenses to the licensor for approval prior to release. This approval is generally discretionary. Rejection or delay in approval of a product by a licensor could have a material adverse effect on our business, operating results and financial condition. While we have not experienced any significant delays in obtaining new product approvals from our licensors in the past, we cannot assure you that we will not experience delays in the future. The owners of intellectual property licensed by us generally reserve the right to protect the intellectual property against infringement.

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

     We have announced that our growth strategy may include acquiring other companies. Our success with this strategy depends on our ability to identify and negotiate attractive investments in businesses that we believe will complement or enhance our business. We cannot assure you that we will be able to:

     - properly identify and evaluate acquisition opportunities;

     - control costs and liabilities incurred with the acquisition of the new businesses or assets;

     - effectively manage growth from acquisitions; or

     - anticipate and evaluate the numerous risks involved in acquiring and operating a new business or asset.

     The focus on an acquisition strategy could divert our management's resources from more valuable projects. The acquisition of a costly or unproductive business or asset could materially and adversely affect our business.

WE DEPEND ON OUR KEY PERSONNEL

     Our success depends to a significant extent upon the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified software developers. The loss of the services of senior management, highly qualified software developers or other key personnel could have a material adverse effect on us. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and we cannot assure you that we will be successful in attracting and retaining these personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees.

WE MAY HAVE CONFLICTS OF INTEREST WITH WMS

     Some of our officers and directors are also officers, directors and stockholders of WMS and may be subject to various conflicts of interest. These conflicts include, among others, the performance by the two companies under their existing agreements with each other, as well as the negotiation of any agreements required to be entered into in the future between these two parties. We may also be subject to conflicts of interest arising from the relationship among us and WMS and our respective affiliates. See "Item 13. Certain Relationships and Related Transactions."

     Neil D. Nicastro, our Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer is also a director of and a consultant to WMS. Louis J. Nicastro, one of our directors, is also the Chairman of the Board, President and Chief Executive Officer of WMS. Neil D. Nicastro is the son of Louis J. Nicastro. Harold H. Bach, Jr. and Orrin J. Edidin, officers of WMS, are also officers of Midway. Each of Messrs. Bach and Edidin has duties and responsibilities with WMS that may conflict with time which might otherwise be devoted to his duties with us.

WE MAY EXPERIENCE ADVERSE EFFECTS OF THE YEAR 2000 COMPUTER PROBLEM

     Many currently installed software programs and embedded programs in electronic systems will not work properly when processing dates later than 1999. If any of our systems should fail as a result of any undetected year 2000 problems, we do not have an advance contingency plan. Furthermore, we cannot determine the effect of any year 2000 failure. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF MIDWAY

     Our Board or management could use several charter or statutory provisions and agreements as anti-takeover devices to discourage, delay or prevent a change in control of Midway. The use of these provisions and agreements could adversely affect the market price of our common stock:

     Blank Check Preferred Stock. Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Accordingly, our board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Our board has no current plans, agreements or commitments to issue any shares of preferred stock.

     Rights Plan. Under a rights agreement with The Bank of New York, each share of our common stock has an accompanying right to purchase, upon acquisitions of beneficial ownership of 15% or more of our common stock, convertible preferred stock that permits each holder to receive common stock at half price. We can redeem the rights at $0.01 per right, subject to certain conditions, at any time. The rights expire in 2007.

     Classified Board. Our certificate of incorporation provides for a classified board of directors. Upon the expiration of staggered terms, approximately one third of Midway's directors are elected for three year terms to succeed those directors whose terms expire. This means that a person could not obtain control of our board until the second annual stockholders' meeting after acquiring a majority of the voting stock.

     Other Charter Provisions. Our certificate of incorporation also provides that:

     - directors may be removed only for cause and only by an affirmative vote of at least 80% of outstanding common stock;

     - any vacancy on the board may be filled only by a vote of a majority of the remaining directors then in office;

     - there may be no stockholder action by written consent;

     - only the President, the Chairman of the Board or the board may call special meetings of stockholders, and the only business permitted to be conducted at stockholder meetings is business brought before the meeting by or at the direction of the board;

     - stockholders must follow an advance notice procedure for the submission of director nominations and other business to be considered at an annual meetings of stockholders;

     - either a majority vote of the board or an affirmative vote of at least 80% of outstanding common stock is needed in order to adopt, amend or repeal our bylaws; and

     - an affirmative vote of 80% of outstanding common stock is needed in order to adopt, amend or repeal the above provisions.

     Section 203 of the Delaware General Corporation Law. In general, this statute prohibits a publicly-held Delaware corporation from engaging in a business combination with anyone who owns at least 15% of its common stock for a period of three years after that person has acquired the 15% ownership, unless the business combination is approved by the board before the person acquires the 15% ownership or later by the board and two-thirds of the stockholders of the public corporation.

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK

     The market price of our common stock has experienced and may continue to experience wide fluctuations. Factors affecting our stock price may include:

     - actual or anticipated variations in our operating results;

     - variations in the level of market acceptance of our products;

     - delays and timing of product introductions;

     - changes in recommendations or earning estimates by securities analysts;

     - conditions and trends in our industry;

     - general market or economic conditions; or

     - other factors.

SHARES AVAILABLE FOR SALE IN THE FUTURE COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK

     We have 100,000,000 authorized shares of common stock, of which 37,985,600 shares were issued and outstanding as of September 24, 1999, excluding 764,400 treasury shares. If all of our issued and outstanding stock options were exercised as of that date, approximately 43.6 million shares of common stock would be outstanding. Our board of directors has broad discretion with respect to the issuance of the remaining authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. If we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. In addition, the future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

OUTSTANDING STOCK OPTIONS MAY DILUTE OUR COMMON STOCK AND DEPRESS ITS MARKET
PRICE

     As of September 24, 1999, we had outstanding options to purchase an aggregate of approximately 5.6 million shares of common stock exercisable at an average exercise price of approximately $13.50 per share. Our stock option and stock incentive plans also authorize the grant of options to purchase approximately an additional 1.2 million shares of common stock. During the terms of our outstanding options, the holders are given the opportunity to profit from a rise in the market price of our common stock. The terms of our outstanding options currently average approximately eight years. The holders of options would be most likely to exercise them and purchase our common stock at a time when we could obtain capital by a new offering of securities on terms more favorable to us than those provided by the options.

ITEM 2. PROPERTIES.

     Our principal office is located at 3401 North California Avenue, Chicago, Illinois in premises owned by WMS. The following table contains information describing the general character of our other principal properties, all of which are leased facilities.

                                                           APPROXIMATE    ANNUAL         LEASE
LOCATION                            PRINCIPAL USE          SQUARE FEET   RENT ($)   EXPIRATION DATE
--------                            -------------          -----------   --------   ---------------
2727 W. Roscoe Street        Video Game Design and           47,500      146,000       06/30/01
Chicago, IL                  Development
675 Sycamore Drive           Video Game Design and           84,501      593,196       07/31/05
Milpitas, CA                 Development and Offices
800 N. Main Street           Video Games Sales and           14,700       77,760       06/01/03
Corsicana, TX                Marketing
Dallas Corporate Center #11  Warehouse                       56,092      196,322       07/30/04
11550 Newberry, Suite 100
Dallas, TX
Macmillan House 96           Office                             390       45,000*      02/23/00
Kensington High Street
London, England
3325 N. California Ave.      Video Game Design and           14,500      115,000       01/31/04
Chicago, IL                  Development/Office/
                             Warehouse
10110 Mesa Rim Road          Video Game Design and           27,512      250,644       06/01/02
San Diego, CA                Development
6865 Flanders Drive          Video Game Design and            4,187       50,244       06/30/02
San Diego, CA                Development
6620 Mesa Ridge Road         Video Game Sales and             9,104       98,329       06/30/02
San Diego, CA                Marketing

-------------------------

* L25,800

     We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

ITEM 3. LEGAL PROCEEDINGS.

     On January 25, 1999, GTIS filed suit against Midway, WMS and some of their subsidiaries in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other claims arising from agreements between GTIS and us concerning the distribution of our home video games. On May 28, 1999, we filed an answer denying GTIS's allegations and asserting counterclaims, including GTIS's breach of the agreements. On August 16, 1999, the parties settled the lawsuit by mutually agreeing to the dismissal of all claims, by confirming the termination of GTIS as our distributor and by our payment of $8.5 million to GTIS.

     On April 12, 1999, a wrongful death action was commenced against us and other companies by the administrators for three children who were murdered in 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action, entitled James, et al. v. Meow Media, et al. was brought in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99CV96-J against 25 defendants. The defendants included 18 companies in the video game business, five companies that produced or distributed the movie "The Basketball Diaries" and two companies that allegedly provide obscene Internet content. The complaint alleges, with respect to Midway and other video game companies, that

Carneal, then 14 years old, was influenced by the allegedly violent content of unspecified video games and that the video game manufacturers and suppliers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages with respect to each of the three children and $100 million in punitive damages. The Court has stayed all discovery pending the briefing of motions to dismiss the complaint. The plaintiffs must respond to the motion to dismiss by November 1, 1999. Reply briefs are due November 23, 1999. We intend to vigorously defend this action.

     We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is incorporated by reference from our 1999 Annual Report to Stockholders, under the heading "Market for the Company's Common Stock and Related Security-Holder Matters" and is filed with the SEC in
Exhibit 13 to this report.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference from our 1999 Annual Report to Stockholders, under the heading "Selected Five-Year Financial Data" and is filed with the SEC in Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference from our 1999 Annual Report to Stockholders, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is filed with the SEC in Exhibit 13 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is incorporated by reference from our 1999 Annual Report to Stockholders and is filed with the SEC in Exhibit 13 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. The following table sets forth information as of September 24, 1999 (except as otherwise footnoted) with respect to each of our directors. Neil D. Nicastro is the son of Louis J. Nicastro; otherwise, there is no family relationship between any of our directors or executive officers. Our Board of Directors is divided into three classes. The term of office for the Class I directors expires at the Annual Meeting of Stockholders to be held in 2001; the term of office for the Class II directors expires at the Annual Meeting of Stockholders to be held in 2000; and the term of office for the Class III directors expires at the Annual Meeting of Stockholders to be held in 2002. Directors are elected for staggered three year terms to succeed those directors whose terms expire.

                                                                                      SHARES OF
                                                                                     COMMON STOCK   PERCENTAGE
                                                                     DIRECTOR OR     DEEMED TO BE       OF
                                                                      EXECUTIVE      BENEFICIALLY   OUTSTANDING
                                    POSITION(S) WITH MIDWAY;        OFFICER OF THE   OWNED AS OF      COMMON
NAME (AGE)                     PRINCIPAL OCCUPATION AS OF 9/24/99   COMPANY SINCE     9/24/99(1)     STOCK(1)
----------                     ----------------------------------   --------------   ------------   -----------
Class I Directors: term expires at our 2001 Annual Meeting
Neil D. Nicastro (42)........  Chairman of the Board, President,         1988          1,334,908(2)     4.9%
                               Chief Executive Officer and Chief
                               Operating Officer
William C. Bartholomay
  (71).......................  Director; President of Near North         1996             80,370(3)       *
                               National Group
Norman J. Menell (67)........  Director; Vice Chairman of the            1996             52,506(3)       *
                               Board of WMS
Louis J. Nicastro (71).......  Director; Chairman of the Board,          1988             50,547(3)       *
                               President and Chief Executive
                               Officer of WMS
Class II Directors: term expires at our 2000 Annual Meeting
Kenneth J. Fedesna (49)......  Executive Vice President --               1996            172,206(4)       *
                               Coin-Op Video and Director
William E. McKenna (80)......  Director; General Partner, MCK            1996             51,958(3)       *
                               Investment Company
Harvey Reich (70)............  Director; Attorney                        1996             51,277(3)       *
Ira S. Sheinfeld (61)........  Director; Attorney, Squadron,             1996             56,801(3)       *
                               Ellenoff, Plesent & Sheinfeld LLP
Class III Directors: term expires at our 2002 Annual Meeting
Harold H. Bach, Jr. (67).....  Executive Vice President --               1990            166,288(4)       *
                               Finance, Treasurer and Chief
                               Financial Officer and Director;
                               Vice President -- Finance,
                               Treasurer, Chief Financial and
                               Chief Accounting Officer of WMS
Byron C. Cook (45)...........  Executive Vice President -- Home          1996            283,574(4)       *
                               Video and Director
Richard D. White (45)........  Director; Managing Director, CIBC         1996             35,000(3)       *
                               Capital Partners
Gerald O. Sweeney, Jr.
  (47).......................  Director; Attorney, Lord, Bissell         1996             35,000(3)       *
                               & Brook

-------------------------

 * Less than 1% of the number of outstanding shares of common stock on September 24, 1999.

(1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire those shares within 60 days. For purposes of calculating percentage ownership, shares underlying stock options granted to the person and exercisable within 60 days have been deemed to be outstanding.

(2) Includes 560,000 shares of common stock underlying stock options.

(3) Includes 35,000 share of common stock underlying stock options.

(4) Includes 120,000 shares of common stock underlying stock options.

     NEIL D. NICASTRO has been our President and Chief Operating Officer since July 1, 1991. On July 26, 1996, Mr. Nicastro became Chairman of our Board of Directors and Chief Executive Officer, having served as Co-Chief Executive Officer and Chief Operating Officer since December 1, 1994. Mr. Nicastro also served as our Treasurer from 1988 to 1994 and in other executive positions for us in the past. Mr. Nicastro has served as a director of WMS since 1986 and as consultant to WMS since April 6, 1998. Mr. Nicastro became sole Chief Executive Officer of WMS in June 1996, Co-Chief Executive Officer in 1994, President in 1991, and Chief Operating Officer in 1990. Mr. Nicastro resigned his officerships with WMS on April 6, 1998, the date of the Spin-off.

     WILLIAM C. BARTHOLOMAY is President of Near North National Group, Chicago, Illinois (insurance brokers) and Chairman of the Board of the Atlanta Braves (National League Baseball). He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of Time Warner Inc. since 1994 having also held that office during the period 1976-1992. Mr. Bartholomay is a director of WMS.

     NORMAN J. MENELL has been Vice Chairman of the Board of Directors of WMS since 1990 and is a director of WMS. He previously held various executive offices at WMS from 1981 to 1990, including President.

     LOUIS J. NICASTRO has been the President and Chief Executive Officer of WMS since April 6, 1998 and has served as Chairman of the Board of Directors of WMS since its incorporation in 1974. Mr. Nicastro has also served WMS as Co-Chief Executive Officer (1994-1996), Chief Executive Officer (1974-1994), President (1985-1988 and 1990-1991) and Chief Operating Officer (1985-1986 and 1998). Mr.
Nicastro also served as Chairman of the Board and Chief Executive Officer of WHG Resorts & Casinos Inc. and its predecessors from 1983 until January 1998. Mr. Nicastro also served as our Chairman of the Board and Co-Chief Executive Officer from December 1, 1994 to June 26, 1996, Chairman of the Board and Chief Executive Officer of Midway from 1988 to 1994 and President between 1988 and 1991.

     KENNETH J. FEDESNA became our Executive Vice President -- Coin-Op Video in August 1996. Mr. Fedesna served as our Vice President and General Manager from 1988 to August 1996. He also served as Vice President and General Manager of Williams Electronics Games, Inc., a subsidiary of WMS, for over five years until August 1999.

     WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for over five years. He also is a director of California Amplifier, Inc., Drexler Technology Corporation and Safeguard Health Enterprises, Inc. and WMS.

     HARVEY REICH was a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for over five years until his retirement from that firm in July 1998. He is a director of WMS.

     IRA S. SHEINFELD has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York for over five years. He is a director of WMS.

     HAROLD H. BACH, JR. became our Executive Vice President -- Finance and Chief Financial Officer in August 1996. Previously, Mr. Bach served as our Senior Vice President -- Finance and Chief Financial Officer from 1990 to August 1996, and he has served as Treasurer continuously since December 1, 1994.

Mr. Bach has also served as Vice President -- Finance, Chief Financial and Chief Accounting Officer of WMS for over five years. Prior to joining WMS, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

     BYRON C. COOK became our Executive Vice President -- Home Video in August 1996. Mr. Cook has been the President and Chief Operating Officer of our subsidiary, Midway Home Entertainment Inc. Prior to the acquisition, Mr. Cook was President of Tradewest Inc. from 1988 to 1994, which we acquired in 1994, and he was a co-founder of that company.

     RICHARD D. WHITE has been a Managing Director of CIBC Capital Partners, New York, New York, an affiliate of CIBC World Markets Corp. and its predecessor, for over five years. Mr. White is a director of Vestcom International, Inc.

     GERALD O. SWEENEY, JR. has been a member of the law firm Lord, Bissell & Brook, Chicago, Illinois for over five years.

     (b) Identification of Executive Officers. The following table sets forth information with respect to each of our executive officers. Each executive officer serves until the next annual meeting of our Board of Directors and until his respective successor is duly elected and qualify.

                   NAME                     AGE                        POSITION
                   ----                     ---                        --------
Neil D. Nicastro..........................  42    Chairman of the Board of Directors, President,
                                                  Chief Executive Officer and Chief Operating Officer
Harold H. Bach, Jr. ......................  67    Executive Vice President -- Finance, Treasurer and
                                                  Chief Financial Officer
Byron C. Cook.............................  45    Executive Vice President -- Home Video
Kenneth J. Fedesna........................  49    Executive Vice President -- Coin-Op Video
Michael A. Ribero.........................  43    Executive Vice President
Orrin J. Edidin...........................  38    Vice President, Secretary and General Counsel

     The current principal occupation or employment of Messrs. Nicastro, Bach, Cook and Fedesna during the last five years is set forth in Item 10(a) above.

     Mr. Ribero joined us as Executive Vice President in July 1999. From November 1998 to June 1999, Mr. Ribero was Senior Vice President and General Manager, EA Sports of Electronic Arts, a video game publisher. From August 1996 to November 1998, he was Chairman and Chief Executive Officer of Radical Entertainment Ltd., an interactive entertainment company. From February 1995 to August 1996, he was an Executive Vice President of Sega of America, and from 1988 until February 1995, he was employed by Hilton Hotels Corporation, rising to the position of Executive Vice President, Marketing & Strategic Planning.

     Mr. Edidin has served as our Vice President, Secretary and General Counsel since June 1997. He has also served as Vice President, Secretary and General Counsel of WMS since May 1997. Mr. Edidin was Associate General Counsel of Fruit of the Loom, Inc. from 1992 until May 1997.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all
Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during fiscal 1998, all filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the cash compensation for our Chief Executive Officer and our four other most highly compensated executive officers whose fiscal 1999 salary and bonus exceeded $100,000. The compensation of our executive officers (other than Neil D. Nicastro and Byron C. Cook) shown on the table for fiscal 1998 and 1997 was paid by WMS and, for fiscal 1999, by either WMS or Midway, and the table reflects their compensation for service in all capacities for both WMS and Midway. The table reflects compensation paid by Midway to Mr. Cook during fiscal 1999, 1998 and 1997 and, after the date of the Spin-off, to Mr. Nicastro. Prior to the Spin-off, Mr. Nicastro was paid by both Midway and WMS under his employment agreements with each company, and the combined amount is shown on the table. Until the Spin-off, the compensation paid by WMS to our executive officers (other than Messrs. Nicastro and Cook) was allocated to us based upon estimates by management of the percentage of time devoted to us. After the Spin-off, compensation paid to our executive officers (other than Messrs. Nicastro and Cook) is reimbursed by, or to us in amounts equal to our allocated cost under the Temporary Support Services Agreement dated as of April 6, 1998 between WMS and us. See "Item 13. Certain Relationships and Related Transactions." The results of operations for each of fiscal 1999, 1998 and 1997 include an allocation of the compensation of our executive officers based on estimates by management, which, from time to time, ranged from 40% to 70%.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION             LONG TERM COMPENSATION AWARDS
                                         ------------------------------    -----------------------------------
                                                                            SECURITIES
                                                                            UNDERLYING          ALL OTHER
     NAME AND PRINCIPAL POSITION         YEAR    SALARY($)    BONUS($)     OPTIONS(#)(1)    COMPENSATION($)(2)
     ---------------------------         ----    ---------    --------     -------------    ------------------
Neil D. Nicastro(3)..................    1999     600,000       202,700       911,850            133,521(4)
  Chairman of the Board, Chief           1998     575,000     1,387,820       150,000             47,074(4)
  Executive Officer, President and       1997     600,000       969,160       500,000             54,632(4)
  Chief Operating Officer
Harold H. Bach, Jr. .................    1999     315,000            --        43,842                 --
  Executive Vice
     President -- Finance,               1998     300,000       220,000        50,000                 --
  Treasurer and Chief Financial
     Officer                             1997     300,000       175,000       100,000                 --
Byron C. Cook........................    1999     325,000            --       284,955                 --
  Executive Vice President -- Home       1998     300,000       350,000        50,000                 --
  Video                                  1997     300,000       250,000       100,000                 --
Kenneth J. Fedesna...................    1999     325,000            --        29,229              2,500(5)
  Executive Vice President -- Coin-Op    1998     310,000       150,000        50,000              2,500(5)
  Video                                  1997     310,000       150,000       100,000              2,500(5)
Orrin J. Edidin......................    1999     200,000            --(6)     41,304                 --
  Vice President, Secretary and
     General                             1998     180,000        75,000        35,000                 --
  Counsel

-------------------------
(1) Excludes options to purchase shares of WMS common stock, all of which were granted at an exercise price equal to market value on the date of grant. In fiscal 1998, Mr. Nicastro received options to purchase 250,000 shares of WMS common stock, and Mr. Edidin received 25,000 options to purchase WMS common stock. In fiscal 1997, Mr. Edidin received 25,000 options to purchase WMS common stock. Grants of Midway stock options in fiscal 1999 are from the 1998 Stock Incentive Plan, which required certain purchases of our common stock by these officers, except for 15,000 options granted to Mr. Edidin.

(2) Excludes adjustments to WMS options made under the adjustment plan described under "WMS Option Adjustment" below.

(3) Mr. Nicastro also received severance payments from WMS in fiscal 1998 consisting of $2,500,000 in addition to the stock options described in footnote 1 above. See "Employment Agreements" below.

(4) Amount shown for Mr. Neil D. Nicastro includes for fiscal 1999, 1998 and 1997 life insurance premiums of $1,679, $1,571 and $1,467, respectively, and $131,842, $45,503 and $53,165 for fiscal 1999, 1998 and 1997, respectively, accrual for contractual retirement benefits.

(5) Amount shown for Mr. Fedesna includes life insurance premiums.

(6) Excludes a bonus of $75,000 paid by WMS to Mr. Edidin.

     The following table sets forth information with respect to options to purchase common stock granted during fiscal year 1999 under our stock option plans for the executive officers named in the Summary Compensation Table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                                            -------------------------
                                             PERCENT OF                               POTENTIAL REALIZABLE VALUE
                                            TOTAL OPTIONS                               AT ASSUMED ANNUAL RATE
                           NUMBER OF         GRANTED TO                              OF STOCK PRICE APPRECIATION
                           SECURITIES       EMPLOYEES IN    EXERCISE                      FOR OPTION TERM(1)
                       UNDERLYING OPTIONS      FISCAL         PRICE     EXPIRATION   ----------------------------
NAME                     GRANTED (#)(2)       YEAR (%)      ($/SHARE)      DATE         5%($)          10%($)
----                   ------------------   -------------   ---------   ----------   ------------   -------------
Neil D. Nicastro.....      911,850(3)           36.2          8.00       01/28/09     4,587,517      11,626,088
Harold H. Bach,
  Jr.................       43,842(3)            1.7          8.00       01/28/09       220,569         558,986
Byron C. Cook........      284,955(3)           11.3          8.00       01/28/09     1,433,609       3,633,176
Kenneth J. Fedesna...       29,229(3)            1.2          8.00       01/28/09       147,051         372,670
Orrin J. Edidin......       41,304(4)            1.6           (3)            (3)       232,565         589,386

-------------------------

(1) The assumed appreciation rates are set under the rules and regulations under the Securities Exchange Act of 1934 and are not derived from the historical or projected prices of our Common Stock. Total potential stock price appreciation for all stockholders for the remaining terms of their options, based on the price of $12.94 per share of common stock on June 30, 1999 would be $309,469,032 and $784,284,903 at assumed rates of stock appreciation of 5% and 10%, respectively.

(2) Grants of Midway stock options in fiscal 1999 are from the 1998 Stock Incentive Plan, which required certain purchases of our common stock by these officers, except for 15,000 options granted to Mr. Edidin.

(3) These options become exercisable on January 29, 2000.

(4) Of these options, 26,304 become exercisable on January 29, 2000, and 15,000 become exercisable up to 10%, 30%, 60% and 100% of that number upon the first, second, third and fourth anniversaries, respectively, of the date of the grant. The exercise price per share of 26,304 of these options is $8.00 and of 15,000 of these options is $10.625. 26,304 of these options expire on January 28, 2009, and 15,000 expire on May 23, 2009.

     The following table sets forth information with respect to the number and assumed values of options to purchase common stock owned by the executive officers named in the Summary Compensation Table above.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                           SHARES                     UNDERLYING UNEXERCISED   IN-THE-MONEY OPTIONS AT
                          ACQUIRED                    OPTIONS AT 6/30/99(#)         6/30/99($)(1)
                             ON           VALUE           EXERCISABLE(E)           EXERCISABLE(E)
NAME                     EXERCISE(#)   REALIZED($)       UNEXERCISABLE(U)         UNEXERCISABLE(U)
----                     -----------   ------------   ----------------------   -----------------------
Neil D. Nicastro.......      --            --         460,000(E)/1,101,850(U)  -- (E)/4,504,539(U)
Harold H. Bach, Jr.....      --            --         100,000(E)/   93,842(U)  -- (E)/  216,579(U)
Byron C. Cook..........      --            --         100,000(E)/  334,955(U)  -- (E)/1,407,678(U)
Kenneth J. Fedesna.....      --            --         100,000(E)/   79,229(U)  -- (E)/  144,391(U)
Orrin J. Edidin........      --            --           3,500(E)/   72,804(U)  -- (E)/  164,667(U)

-------------------------

(1) Based on the closing price of our common stock on the New York Stock Exchange on June 30, 1999, which was $12.94.

WMS OPTION ADJUSTMENT

     As of the date of the Spin-off, some of our directors and officers held options to purchase shares of WMS common stock. WMS's stock option plans in effect prior to the Spin-off provided that in the event of a dividend or other distribution, such as the Spin-off, outstanding options were to be adjusted so as to prevent dilution of the benefits or potential benefits intended to be made available by the options. WMS adopted an adjustment plan (the intended to prevent this dilution by giving option holders (a) the same number of options to acquire shares of WMS common stock after the Spin-off (at adjusted exercise prices) as these holders held at the time of the Spin-off and (b) compensation for the lost opportunity value represented by the shares of our common stock being distributed in the Spin-off. The adjustment plan also provided that this compensation be paid by WMS through a combination of cash and shares of WMS common stock.

     The consideration paid by WMS under the Adjustment Plan to the persons named in the Summary Compensation Table is in addition to the amounts set forth therein and is as follows: Neil D. Nicastro received WMS common stock valued at $6,079,497 and cash in the amount of $12,428,476 in fiscal 1998. Harold H. Bach, Jr. received WMS common stock valued at $534,722 and cash in the amount of $1,093,193 in fiscal 1998. Byron C. Cook received WMS common stock valued at $1,153,488 and cash in the amount of $3,485,699 in fiscal 1998. Kenneth J. Fedesna received WMS common stock valued at $940,058 and cash in the amount of $1,921,830 in fiscal 1998. Orrin J. Edidin received cash in the amount of $49,442 and $105,748 in fiscal 1998 and fiscal 1999, respectively. He will receive additional cash adjustment payments for the unvested portion of the options of an aggregate of $343,260 plus interest if he is still serving WMS or Midway through the end of the vesting period. Payments will be made in the fiscal years in which these options would have vested. The WMS common stock was valued at the average of the high and low prices on the New York Stock Exchange on April 3, 1998, the last day of trading prior to the Spin-off.

COMPENSATION OF DIRECTORS

     We pay a fee of $32,500 per year to each director who is not also our employee. Each director who serves as the chairman of any committee of the Board of Directors receives a further fee of $2,500 per year for his services in that capacity and each other member of our Audit Committee receives an additional fee of $2,500 per year.

     Additionally, we have granted market priced options to purchase 35,000 shares of common stock to each of our non-employee directors. See "Stock Option Plans" below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of our Compensation and Stock Option Committee was an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed here.

EMPLOYMENT AGREEMENTS

     We employ Neil D. Nicastro under the terms of an Employment Agreement dated as of July 1, 1996. The agreement was amended effective on April 6, 1998, the date of the Spin-off. Prior to May 1, 1998, the employment agreement provided for salaried compensation at the rate of $300,000 per year. On May 1, 1998, Mr. Nicastro's base salary was increased to $600,000. The agreement provides for bonus compensation in an amount equal to two percent of our pre-tax income. The employment agreement expires October 29, 2001, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. Upon Mr. Nicastro's retirement or death, Midway is required to pay to Mr. Nicastro or his designee, or if no designation is made, to his estate, for a period of seven years, an annual benefit equal to one-half of the annual base salary being paid to him upon his retirement or death, as the case may be, but in no event less than $150,000 per year. These benefits are payable notwithstanding Mr. Nicastro's termination of employment for any reason.

     The employment agreement provides that Mr. Nicastro shall devote such time to our business and affairs as is reasonably necessary to perform the duties of his position. Mr. Nicastro may continue to serve as a director of and consultant to WMS as he deems appropriate.

     The employment agreement also provides that Mr. Nicastro may participate and receive the benefits of all pension and retirement plans, bonus plans, health, life, hospital, medical and dental insurance (including reimbursement for all medical and dental expenses incurred by him, his spouse and his children under the age of twenty-one, to the extent that these expenses are not otherwise reimbursed by insurance provided by us) and all other employee benefits and perquisites generally made available to our employees. Additionally, we currently provide Mr. Nicastro with $2,000,000 of life insurance coverage in addition to the standard amount provided to our employees.

     Mr. Nicastro's employment agreement further provides for full compensation during periods of illness or incapacity. We may, however, give 30 days' notice of termination if illness or incapacity disables Mr. Nicastro from performing his duties for a period of more than six months. The termination notice becomes effective if full performance is not resumed within 30 days after the notice is given and maintained for a period of two months thereafter. The employment agreement may be terminated at the election of Mr. Nicastro upon the occurrence without his consent or acquiescence of any one or more of the following events:

     - the placement of Mr. Nicastro in a position of lesser stature or the assignment to Mr. Nicastro of duties, performance requirements or working conditions significantly different from or at variance with those presently in effect;

     - the treatment of Mr. Nicastro in a manner which is in derogation of his status as a senior executive;

     - the cessation of service of Mr. Nicastro as a member of our Board of Directors;

     - the discontinuance or reduction of amounts payable or personal benefits available to Mr. Nicastro under the agreement; or

     - the requirement that Mr. Nicastro work outside his agreed upon metropolitan area.

In any such event, and in the event that we are deemed to have wrongfully terminated Mr. Nicastro's employment agreement under the terms thereof, we are obligated (a) to make a lump sum payment to Mr. Nicastro equal in amount to the sum of the aggregate base salary during the remaining term of his employment agreement (but in no event less than three times the highest base salary payable to him during the one-year period prior to such event), the bonus (assuming that Midway pre-tax income during the remainder of the term of the employment agreement is earned at the highest level achieved in either of the last two full fiscal years prior to such termination) and the retirement benefit (assuming the date of termination is his retirement date) otherwise payable under the terms of the employment agreement and (b) to purchase at the election of Mr. Nicastro all stock options held by him with respect to our common stock at a price equal to the spread between the option price and the fair market price of the stock as defined in the agreement. The employment agreement may also be terminated at the election of Mr. Nicastro if individuals who presently constitute the Board of Directors, or successors approved by Board members, cease for any reason to constitute at least a majority of the Board. Upon such an event, we may be required to purchase the stock options held by Mr. Nicastro and make payments similar to those described above.

     If payments made to Mr. Nicastro under the employment agreement after a change of control are considered "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986 (the "Code"), additional compensation is required to be paid to Mr. Nicastro to the extent necessary to eliminate the economic effect on him of the resulting excise tax. Under Section 4999 of the Code, in addition to income taxes, the recipient is subject to a 20% nondeductible excise tax on excess parachute payments. An excess parachute payment is a payment in the nature of compensation which is contingent on a change of ownership or effective control and which exceeds the portion of the base amount (i.e., the average compensation for the five-year period prior to the change of control) allocable to the payment. These rules apply only if the present value of all payments of compensation (including non-taxable fringe benefits) at the time of a change of control is at least equal to three times the base amount. Excess parachute payments are not deductible by us.

     Byron C. Cook is employed by us under the terms of an employment agreement dated as of July 1, 1998. This agreement provides for salaried compensation at the rate of $325,000 per year, or a greater amount as may be determined by the Board of Directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. Furthermore, the agreement states that we will negotiate in good faith with Mr. Cook to establish performance criteria upon which an annual discretionary bonus for Mr. Cook will be based and that we will provide Mr. Cook with $400,000 in additional life insurance coverage. The agreement expires on June 30, 2001. We may terminate the agreement upon 30 days' written notice for cause. We may also terminate the agreement upon 30 days' written notice if Mr. Cook is substantially unable to perform the duties of his position due to physical or mental illness or injury and such illness or injury has lasted for 90 days during any fiscal year. Mr. Cook may terminate the agreement upon 30 days' written notice for any of the following reasons: (a) placement of Mr. Cook in a position of lesser stature or different duties, requirements or working conditions; (b) treatment of Mr. Cook in derogation of his senior executive status; (c) substantial discontinuance or reduction of salary or personal benefits available to Mr. Cook; or (d) requirement of Mr. Cook to work away from Corsicana, Texas, other than during periods of reasonable business travel. Mr. Cook may also terminate the agreement if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If this happens, and Mr. Cook gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Cook's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary. If any portion of the amount paid to Mr. Cook is subject to the excise tax imposed by Section 4999 of the Code, then we must pay additional compensation to Mr. Cook to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     Orrin J. Edidin is employed by us under the terms of an employment agreement dated as of May 24, 1999. This agreement provides for salaried compensation at the rate of $200,000 per year, or a greater amount as may be determined by the Board of Directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement states that we will provide Mr. Edidin with $400,000 in additional life insurance coverage. The agreement expires on June 30, 2002, subject to automatic extensions so that the term of Mr. Edidin's employment shall at no time be less than three years. Either party may terminate the agreement effective upon expiration of the term upon written notice from the terminating party to the other party dated and received at least three years prior to the respective termination date. We may terminate the agreement upon 30 days' written notice for cause. Mr. Edidin may terminate the agreement if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If this happens, and Mr. Edidin gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Edidin's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary. If any portion of the amount paid to Mr. Edidin is subject to the excise tax imposed by
Section 4999 of the Code, then we must pay additional compensation to Mr. Edidin to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     Harold H. Bach, Jr. is employed by us under the terms of an employment agreement dated as of May 24, 1999. This agreement provides for salaried compensation at the rate of $315,000 per year, or a greater amount as may be determined by the Board of Directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement expires on June 30, 2001, subject to automatic extensions so that the term of Mr. Bach's employment shall at no time be less than three years. We may terminate the agreement effective upon expiration of the term upon written notice from us to Mr. Bach dated and received at least three years prior to the termination date. We may also terminate the agreement upon 30 days' written notice for cause. Mr. Bach may terminate the agreement upon written notice to us dated and received at least two years prior to the termination date. Mr. Bach may also terminate the agreement if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If this happens, and Mr. Bach gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Bach's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary. If any portion of the amount paid to Mr. Bach is subject to the excise tax imposed by
Section 4999 of the Code, then we must pay additional compensation to Mr. Bach to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     Kenneth J. Fedesna is employed by us under the terms of an employment agreement dated as of June 1, 1999. This agreement provides for salaried compensation at the rate of $325,000 per year, or a greater amount as may be determined by the Board of Directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement states that we provide Mr. Fedesna with $400,000 in additional life insurance coverage. The agreement expires on June 30, 2002, subject to automatic extensions so that the term of Mr. Fedesna's employment shall at no time be less than three years. Either party may terminate the agreement effective upon expiration of the term upon written notice from the terminating party to the other party dated and received at least three years prior to the respective termination date. We may terminate the agreement upon 30 days' written notice for cause. Mr. Fedesna may terminate the agreement if (a) he is placed in a position of lesser stature; (b) he is assigned duties significantly different from or incompatible with his position; (c) his performance requirements or working conditions change; or (d) the business facility at which he is required to work is relocated more than 50 miles from our present business location. Mr. Fedesna may also terminate the agreement if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If this happens, and Mr. Fedesna gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Fedesna's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary. If any portion of the amount paid to Mr. Fedesna is subject to the excise tax imposed by Section 4999 of the Code, then we must pay additional compensation to Mr. Fedesna to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

STOCK OPTION PLANS

     We have adopted a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan (collectively, the "Plans"). The plans provide for the granting of stock options to our directors, officers, employees, consultants and advisors. The 1998 Stock Incentive Plan requires that participants purchase shares of our common stock at the market price in order to be eligible to receive options. The plans are intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the plans, the Compensation and Stock Option Committee determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of the options, and the number of shares for which options are granted.

     The total number of shares of our common stock that may be purchased under stock options under the plans shall not exceed, in the aggregate, 6,750,000 shares. The option price per share with respect to each option are determined by the Compensation and Stock Option Committee and generally are not less than 100% of the fair market value of our Common Stock on the date the option is granted as determined by the Committee. The Plans each have a term of ten years, unless terminated earlier.

     At September 24, 1999, 708,000 options were outstanding under the 1999 Stock Option Plan, none of which were held by the persons named in the Summary Compensation Table; options to purchase 2,199,063 shares of common stock were outstanding under the 1998 Stock Incentive Plan, 1,296,180 of which were held by the persons named in the Summary Compensation Table; options to purchase 734,696 shares of common stock were outstanding under the 1998 Non-Qualified Stock Option Plan, 335,000 of which were held by the persons named in the Summary Compensation Table; and options to purchase 1,942,776 shares of common stock were outstanding under the 1996 Stock Option Plan, 815,000 of which were held by the persons named in the Summary Compensation Table.

EXECUTIVE INCENTIVE PLAN

     On August 31, 1998, we adopted an Executive Incentive Plan (the "EIP"). Eligible participants in the EIP include the business unit heads and the Chief Financial Officer and employees reporting directly to these persons and other key employees selected by the Chief Executive Officer. The EIP provides the annual bonus award opportunities which are expressed as a percentage of the participant's base salary. Target awards under the EIP are 50% of base salary for business unit heads and the Chief Financial Officer and from 20% to 35% of base salary for employees who directly report to unit business heads. The maximum award under the EIP for any plan year is two times the target award. No payments were accrued under the EIP for fiscal 1999. The EIP became effective as of July 1, 1998 and expires on June 30, 2000.

     Awards under the EIP are calculated based upon increases in our operating income and that of the particular business unit as compared to previous average earnings for the prior three-year period. Target awards are met if Midway and the business units achieve a 30% increase in operating income, and no bonus is paid under the EIP unless at least 5% growth is achieved. Awards may be increased or decreased in the discretion of the Chief Executive Officer by up to 25% based upon individual participant performance factors, consistency of quarter-to-quarter business unit earnings growth and other performance elements determined by the Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of September 24, 1999 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent of our common stock, each executive officer who is not also a director, and our directors and executive officers as a group. Security ownership of the individual directors, including those who are also executive officers, is set forth under the heading "Identification of Directors" in Item 10(a) above.

                                                                      NUMBER OF          PERCENTAGE OF
                                                                      SHARES OF           OUTSTANDING
                                                                    COMMON STOCK            COMMON
            NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED(1)      STOCK(1)
            ------------------------------------                ---------------------    -------------
Sumner M. Redstone and National Amusements, Inc. ...........          9,618,636(2)           25.3%
  200 Elm Street
  Dedham, MA 02026
Michael A. Ribero(3)........................................                 --                --
Orrin J. Edidin(3)..........................................             12,768                 *
Directors and Executive Officers as a group (14 persons)....          2,383,203(4)            6.1%

-------------------------
 * Less than 1% of the number of outstanding shares of Common Stock on September 24, 1999.

(1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire the shares within 60 days. For purposes of calculating percentage ownership, shares underlying stock options granted to the person and exercisable within 60 days have been deemed to be outstanding.

(2) The number of shares reported is based upon information contained in a Form 4 filed with the SEC by Sumner M. Redstone on July 9, 1999. Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported beneficial ownership of and sole investment power with respect to 5,495,865 and 4,122,771 shares, respectively, of our common stock. As a result of his stock ownership in National Amusements, Inc., Mr. Redstone is deemed the beneficial owner of the shares of Common Stock owned by National Amusements, Inc.

(3) This person has an address c/o Midway Games Inc., 3401 North California Avenue, Chicago, IL 60618.

(4) Includes an aggregate of 1,203,500 shares of common stock underlying stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH WMS

     As a result of the Spin-off, WMS does not own any of our common stock. A majority of our directors are also directors of WMS. Additionally, several of our executive officers are officers of WMS. See "Item 10 -- Directors and Executive Officers of the Registrant."

     We have the following agreements with WMS, all of which became effective on April 6, 1998:

     Manufacturing Agreement. Williams Electronics Games, Inc. ("WEG"), a wholly owned subsidiary of WMS, manufactures coin-operated video games and kits for us under this agreement. The agreement has a term of three years and will automatically renew for successive terms of six months unless terminated (a) by either party for any reason upon six months' notice or (b) if there is a material default under the agreement or under the confidentiality provisions of the Confidentiality and Non-Competition Agreement discussed below, immediately at the election of the non-defaulting party. The agreement requires WEG to allocate 65% of its combined production and storeroom square footage at their Waukegan plant to perform its obligations under the agreement. We design our coin-operated video games, including programming, graphic design, electrical engineering, sound engineering and model shop engineering. WEG provides some production engineering activities, such as the design process for the assembly of each game, creating work station profiles and quality control of incoming parts and the assembly process. We supply most of the materials used in the manufacture of coin-operated video games, but WEG supplies about 5% of the materials which are common with materials used in the production of WMS' pinball games and charges us their cost plus 9% for these materials. All labor costs, including fringe benefits, directly associated with the manufacturing of coin-operated video games are charged to us at WEG's actual cost plus 9%. The Waukegan plant's operating costs are either identified as Company costs and charged to us or allocated as agreed between the parties, plus 9%. The identified or allocated costs include manufacturing costs, materials management costs, quality assurance costs and administration costs. The plant operating costs of WEG paid by us under the agreement are increased by 9%.

     Cabinet Supply Agreement. Lenc-Smith Inc. ("Lenc-Smith"), a wholly owned subsidiary of WMS, supplies to us cabinets for coin-operated video games. The agreement has a term of three years and will automatically renew for successive terms of six months each unless terminated (a) by either party for any reason upon six months' notice or (b) in the event of a material default, immediately at the election of the non-defaulting party. To initiate the purchase of video game cabinets, we issue a pricing inquiry to Lenc-Smith specifying the number of cabinets to be ordered and the cabinet specifications. Lenc-Smith then provides a formal quote on the pricing inquiry, and, upon agreement on a final price, a purchase order is issued. Lenc-Smith ships all cabinets to WEG's Waukegan, Illinois plant for use in the manufacture of coin-operated video games. We may purchase cabinets from manufacturers other than Lenc-Smith if they do not meet competitive bona-fide quotes.

     Spare Parts Sales and Service Agreement. WEG sells spare parts for our coin-operated video games. The agreement has the same term and is terminable in the same manner as the Cabinet Supply Agreement. WEG must purchase and maintain an adequate inventory of spare parts needed by end-users of coin-operated video games of Midway and Atari Games. We sell and arrange for the sale of some specialized parts to WEG. WEG purchases all other parts through its usual vendor sources or through us at negotiated prices. We are required to refer our customers to WEG for spare parts purchases during the term of the agreement. The agreement does not include warranty services, which services we are required to provide directly to our customers.

     Sales Agreement. This agreement was amended as of June 15, 1999. It has the same term and is terminable in the same manner as the Cabinet Supply Agreement. We market, sell and field test WEG's new pinball products, coordinating and negotiating print advertising and video presentations with third-party advertising and media firms, and negotiating distribution and sales agency agreements with distributors. For these services, WEG pays us $500,000 per year or a higher amount if agreed to between the parties. Through December 31, 1999, WEG has agreed to pay us at the rate of approximately $135,000 per month, plus a commission of 1.5% on the first $25.0 million of annual net sales by us of WEG products and 1.0% on annual net sales of WEG products in excess of $25.0 million. An annual budget for marketing and testing is developed and agreed upon in advance between the parties annually and modified quarterly by mutual agreement. Additional services that were not included in the budget are provided at our cost plus 8.0% for payroll, overhead and expense.

     Information Systems Service Agreement. This agreement has a term of three years with successive renewal periods of 18 months and is terminable by either party (a) upon 18 months' notice or (b) upon a material default, immediately by the non-defaulting party. WEG provides us with access to its computer systems for many of our computing needs, including order entry, financial and manufacturing modules, marketing and sales and engineering (including engineering documentation and blueprint systems) as well as support for the computer system. WEG also coordinates the provision and maintenance of cabling, wiring, switching components, routers and gateway and the purchasing, maintaining and upgrading of network services for us. These services include purchasing of desktop computers and related hardware as well as providing some telecommunications services to us. We may also request WEG to provide services to develop our communications networking, operating and computer system and other related services. We pay WEG an amount equal to the cost to WEG for all services provided plus 6.6%.

     Confidentiality and Non-Competition Agreement. Under this agreement, WMS or we may designate business information as confidential, and the other party must use its best efforts to keep this information confidential. The agreement also includes five year non-competition and one year post-employment non-solicitation clauses.

     Right of First Refusal Agreement. WMS granted us the right of first refusal with respect to any offer to WMS to purchase the Waukegan plant, so long as the offer is not made in connection with the sale of substantially all of WMS' stock or assets and business as a going concern, if WMS intends to accept the offer. The term of the agreement expires April 5, 2008.

     Third Parties Agreement. This agreement governs the treatment of the numerous arrangements with third parties with respect to game development, licensing and other matters. Under the agreement, WMS and we will allocate the rights and obligations under third party arrangements so that the party receiving the benefit will bear the burden of those agreements. The agreement shall remain in effect so long as any prior third party arrangements remain outstanding.

     Temporary Support Services Agreement. WMS supplies a portion of our administrative, accounting, information services and janitorial and other agreed upon services, including the use of space by us in any WMS facility, as requested from time to time by us. In exchange for these services, we pay WMS an amount equal to its direct or allocated cost (including wages, salaries, fringe benefits and materials), as indicated on monthly invoices supplied by WMS. The agreement will continue for successive renewal periods of three months each; provided, however, that the agreement may be terminated by either party upon six months' notice, and each party may, upon 60 days' notice, terminate any one or more of the services provided, except the use of space by us in any WMS facility.

     Tax Separation Agreement. We have been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988. Therefore, Midway is jointly and severally liable for any federal tax liability of the WMS Group. The agreement sets forth the parties' respective liabilities for federal, state and local taxes as well as their agreements as a result of Midway and its subsidiaries ceasing to be members of the WMS Group. The agreement governs, among other things, (i) the filing of tax returns with federal, state and local authorities,
(ii) the carryover of any tax benefits of Midway, (iii) the treatment of the deduction attributable to the exercise of stock options to purchase WMS common stock which are held by employees or former employees of Midway and any other similar compensation related tax deductions, (iv) the treatment of certain net operating loss carrybacks, (v) the treatment of audit adjustments, (vi) procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries. Some other tax matters are addressed in the Tax Sharing Agreement described below.

     Tax Indemnification Agreement. This agreement provides for indemnification if the Spin-off fails to qualify under Section 355 of the Internal Revenue Code of 1986 (the "Code"). Each of the parties agreed, among other things, that for a period of two years after the Spin-off, each would continue active conduct of its historic trade or business as conducted by it during the five-year period prior to the Spin-off. We also agreed that to fund an acquisition, within one year after the Spin-off, we would either (i) raise cash through an offering of shares of Common Stock or debentures with detachable warrants for shares of Common Stock or (ii) use shares of Common Stock as acquisition consideration. Additionally, each party agreed not to: (i) merge or consolidate with another entity; (ii) liquidate or partially liquidate; (iii) sell or transfer all or substantially all its assets in a single transaction or a series of transactions; (iv) redeem or otherwise repurchase any of its capital stock in a manner contrary to Internal Revenue Service ("IRS") revenue procedures; (v) enter into any transaction or make any change in its equity structure which may cause the Spin-off to be treated as a plan under which one or more persons acquire directly or indirectly its common stock representing a "50 percent or greater interest" within the meaning of Section 355(d)(4) of the Code; or (vi) in the case of Midway, except in connection with stock issued under an employee benefit or compensation plan, and except as described in the private letter ruling issued in connection with the Spin-off, issue additional shares of its capital stock, unless that party first obtains the consent of the other party and, if applicable, the person or persons acquiring a "50 percent or greater interest" in the party have agreed to become jointly or severally liable for payments required to be made by that party under the Tax Indemnification Agreement.

     We will indemnify WMS with respect to any action referred to above which it takes that causes the Spin-off to fail to qualify under Section 355 of the Code, against any federal, state and local taxes, interest, penalties and additions to tax imposed upon or incurred by the WMS Group or any member. WMS will indemnify

Midway and its subsidiaries against federal, state and local taxes, interest, penalties and additions to tax resulting from the Spin-off, other than liabilities for which Midway is required to indemnify WMS. The agreement also governs the procedures for indemnification, calculation of the amount of indemnified liability for income taxes and reduction of indemnity by income tax benefits from indemnified liabilities.

     We also have the following agreements with WMS:

     Tax Sharing Agreement. This agreement is dated July 1, 1996 and remains in effect, except to the extent described in the Tax Separation Agreement referred to above. Under this agreement, WMS and Midway have agreed upon a method for:
(i) determining the amount which Midway must pay to WMS in respect of federal income taxes; (ii) compensating any member of the WMS Group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS Group tax liability as determined under the federal consolidated return regulations; and (iii) providing for the receipt of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years and for payments upon subsequent adjustments. The amount that Midway is required to pay to WMS for federal income taxes is determined as if Midway was filing a separate tax return. If any two or more members of the WMS Group are required to elect, or WMS elects to cause two or more members of the WMS Group to file combined or consolidated income tax returns under state or local income tax law, the financial consequences of these filings are determined in a manner as similar as practicable to those provided for under the Tax Sharing Agreement for federal taxes. The Tax Sharing Agreement is not binding on the IRS or upon state, local or foreign taxing authorities. The effectiveness of the Tax Sharing Agreement is therefore dependent on each member of the WMS Group having the ability to pay its relative share of taxes. Because the IRS or other taxing authorities can be expected to seek payment from WMS prior to seeking payment from the individual group members, it is likely that Midway would seek to enforce any rights it may have against WMS for sharing at a time when WMS is unable to pay its proportionate share of taxes.

     Patent License Agreement. We entered into a patent license agreement dated July 1, 1996 with WMS under which each party licensed to the other, on a perpetual, royalty-free basis, some patents used in the development and manufacture of both coin-operated video games and video lottery terminals and other gaming machines.

OTHER RELATED PARTY TRANSACTIONS

     Neil D. Nicastro, our Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer, entered into a Termination Agreement under which Mr. Nicastro's employment with WMS was terminated effective at the time of the Spin-off. Under that agreement, Mr. Nicastro resigned as President, Chief Executive Officer and Chief Operating Officer of WMS. As full consideration for payments that would otherwise have been made to Mr. Nicastro under his employment agreement with WMS with respect to base salary, bonus, retirement and death benefits, Mr. Nicastro was paid a lump sum of $2,500,000, and he was granted 10-year options to purchase 250,000 shares of WMS common stock at an exercise price of $5.4375. Additionally, the $1,000,000 of life insurance coverage provided by WMS under Mr. Nicastro's employment agreement with WMS was transferred to us at the time of the Spin-off.

     In connection with the Spin-off, WMS also entered into a consulting agreement with Mr. Nicastro under which Mr. Nicastro agreed to make himself reasonably available at WMS's request, to render such services concerning WMS as the Board of Directors or the Chairman of the Board and Chief Executive Officer of WMS may reasonably request. The term of the Consulting Agreement is for five years from the date of the Spin-off, and is automatically renewable for successive one year terms unless either party shall give notice of termination not less than six months prior to the end of the term then in effect. WMS pays Mr. Nicastro $1,000 per month for his services under the Consulting Agreement.

     Mr. Ira S. Sheinfeld, a director of ours, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which we retained to provide tax services during fiscal 1999 and 1998, and which we propose to retain for these services during the current fiscal year.

     Mr. Richard D. White, a director of ours, is a Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets Corp., which renders financial advisory services to us from time to time, and which was the underwriter of our 1999 public offering of 250,000 shares of common stock and 1996 initial public offering.

     Mr. Gerald O. Sweeney, Jr., a director of ours, is a member of the law firm of Lord, Bissell & Brook which performs legal services for Midway from time to time.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. See "Index to Financial Information" on page F-1.

         (2) Financial Statement Schedule. See "Index to Financial Information" on page F-1.

         (3) Exhibits.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Amended and Restated Certificate of Incorporation of the
               Registrant, incorporated by reference to Exhibit 3.1 to the
               S-1 Registration Statement.
    3.2        Certificate of Amendment to the Amended and Restated
               Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 2 to the Registrant's Registration
               Statement on Form 8-A/A, Amendment No. 1, filed on April 20,
               1998 (the "8-A Registration Statement").
    3.3        Form of Certificate of Designations of Series A Preferred
               Stock (included as Exhibit A to Exhibit 2.1 hereof),
               incorporated by reference to Exhibit 2.2 to the Registrant's
               Registration Statement on Form S-1, File No. 333-11919,
               filed on September 13, 1996 (the "S-1 Registration
               Statement").
    3.4        Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3 to the 8-A Registration Statement.
   10.1        Tax Sharing Agreement dated as of July 1, 1996 among WMS
               Industries Inc., the Registrant, Midway Home Entertainment
               Inc., Midway Interactive Inc., Atari Games Corporation and
               Tengen Inc., incorporated by reference to Exhibit 10.2 to
               the S-1 Registration Statement.
   10.2        Patent License Agreement dated as of July 1, 1996 between
               the Registrant and Williams Electronics Games, Inc.,
               incorporated by reference to Exhibit 10.4 to the S-1
               Registration Statement.
   10.3        Employment Agreement dated as of July 1, 1996 between Mr.
               Neil D. Nicastro and the Registrant, incorporated by
               reference to Exhibit 10.5 to the S-1 Registration Statement.
   10.4        1996 Stock Option Plan, incorporated by reference to Exhibit
               10.7 to the S-1 Registration Statement.
   10.5        Form of Indemnity Agreement authorized to be entered into
               between the Registrant and each officer and director of the
               Registrant, incorporated by reference to Exhibit 10.8 to the
               S-1 Registration Statement.
   10.6        GTIS Master Option and License Agreement by and among WMS
               Industries Inc., Williams Electronics Games, Inc., the
               Registrant and Midway Home Entertainment Inc., and GT
               Interactive Software Corp. dated December 28, 1994,
               incorporated by reference to Exhibit 10.9 to the S-1
               Registration Statement.*
   10.7        Amendment to GTIS Master Option and License Agreement by and
               among WMS Industries Inc., Williams Electronics Games, Inc., the Registrant and Midway Home Entertainment Inc., and GT
               Interactive Software Corp. dated March 31, 1995,
               incorporated by reference to Exhibit 10.10 to the S-1
               Registration Statement.*
   10.8        Second Amendment to GTIS Master Option and License Agreement
               by and among WMS Industries Inc., Williams Electronics
               Games, Inc., the Registrant and Midway Home Entertainment
               Inc., and GT InteractiveSoftware Corp. dated March 27, 1996, incorporated by reference to Exhibit 10.11 to the S-1
               Registration Statement.*
   10.9        GTIS Master Option and License Agreement (Home Video Games)
               by and among WMS Industries Inc., Williams Electronics
               Games, Inc., the Registrant and Midway Home Entertainment
               Inc., and GT Interactive Software Corp. dated March 31,
               1995, incorporated by reference to Exhibit 10.12 to the S-1
               Registration Statement.*

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.10       Amendment to GTIS Master Option and License Agreement (Home
               Video Games) by and among WMS Industries Inc., Williams
               Electronics Games, Inc., the Registrant and Midway Home
               Entertainment Inc., and GT Interactive Software Corp. dated
               March 27, 1996, incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.*
   10.11       Master Option and License Agreement for Atari Home Video
               Games dated March 27, 1996, between WMS Industries Inc. and
               GT Interactive Software Corp., incorporated by reference to
               Exhibit 10.14 to the S-1 Registration Statement.*
   10.12       Master Option and License Agreement for Atari PC Games dated
               March 27, 1996, between WMS Industries Inc. and GT
               Interactive Software Corp., incorporated by reference to
               Exhibit 10.15 to the S-1 Registration Statement.*
   10.13       Credit Agreement (the "Credit Agreement") dated as of
               October 15, 1996 between the Registrant and Bank of America
               Illinois, incorporated by reference to Exhibit 10.17 to the
               S-1 Registration Statement.
   10.14       Letter Agreement dated October 27, 1997 between the
               Registrant and Bank of America National Trust and Savings
               Association (as successor to Bank of America Illinois)
               extending the term of the Credit Agreement, incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the
               "1998 10-K").
   10.15       1998 Non-Qualified Stock Option Plan, incorporated by
               reference to Exhibit 4.4(a) to the Registrant's Registration
               Statement on Form S-8, filed on June 24, 1998 (File No.
               333-57583).
   10.16       Letter Agreement dated March 5, 1998 between the Registrant and Mr. Neil D. Nicastro amending Mr. Nicastro's Employment
               Agreement with the Company referred to in Exhibit 10.5
               above, incorporated by reference to Exhibit 10.18 to the
               1998 10-K.
   10.17       Third Amendment to GTIS Master Option and License Agreement
               among the Registrant, Midway Home Entertainment Inc. and GT
               Interactive Software Corp. dated March 12, 1998,
               incorporated by reference to Exhibit 10.19 to the 1998
               10-K.**
   10.18       First Amendment to Master Option and License Agreement for
               Atari PC Games dated March 12, 1998 between the Registrant and GT Interactive Software Corp., incorporated by reference to Exhibit 10.20 to the 1998 10-K.**
   10.19       Letter Agreement dated March 12, 1998 among WMS Industries
               Inc., the Registrant, Midway Home Entertainment Inc.,
               Williams Electronics Games, Inc. and GT Interactive Software
               Corp., incorporated by reference to Exhibit 10.21 to the
               1998 10-K.
   10.20       Letter Agreement dated March 12, 1998 among the Registrant,
               Midway Home Entertainment Inc., Atari Games Corporation and
               GT Interactive Software Corp., incorporated by reference to
               Exhibit 10.22 to the 1998 10-K.**
   10.21       Manufacturing Agreement dated as of April 6, 1998 between
               Williams Electronics Games, Inc. and the Registrant and the
               Guaranty of the obligations of Williams Electronics Games,
               Inc. thereunder by WMS Industries Inc., incorporated by
               reference to Exhibit 10.23 to the 1998 10-K.
   10.22       Cabinet Supply Agreement dated as of April 6, 1998 between
               Lenc-Smith Inc. and the Registrant, incorporated by
               reference to Exhibit 10.24 to the 1998 10-K.
   10.23       Spare Parts Sales and Service Agreement dated as of April 6,
               1998 among Williams Electronics Games, Inc., the
               Registration and Atari Games Corporation, incorporated by
               reference to Exhibit 10.25 to the 1998 10-K.
   10.24       Sales Agreement dated as of April 6, 1998 between Williams
               Electronics Games, Inc. and the Registrant, (the "Sales
               Agreement") incorporated by reference to Exhibit 10.26 to
               the 1998 10-K.
   10.25       Information Systems Service Agreement dated as of April 6,
               1998 between Williams Electronics Games, Inc. and the
               Registrant, incorporated by reference to Exhibit 10.27 to
               the 1998 10-K.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.26       Confidentiality and Non-Competition Agreement dated as of
               April 6, 1998 between WMS Industries Inc. and the
               Registrant, incorporated by reference to Exhibit 10.28 to
               the 1998 10-K.
   10.27       Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.29 to the 1998 10-K.
   10.28       Third Parties Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant, incorporated by
               reference to Exhibit 10.30 to the 1998 10-K.
   10.29       Temporary Support Services Agreement dated as of April 6,
               1998 between WMS Industries Inc. and the Registrant,
               incorporated by reference to Exhibit 10.31 to the 1998 10-K.
   10.30       Tax Separation Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant, incorporated by
               reference to Exhibit 10.32 to the 1998 10-K.
   10.31       Tax Indemnification Agreement dated as of April 6, 1998
               between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.33 to the 1998 10-K.
   10.32       Executive Incentive Plan, adopted August 31, 1998,
               incorporated by reference to Exhibit 10.2 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
   10.33       1998 Stock Incentive Plan, incorporated by reference to
               Exhibit 4.5(a) to the Registrant's Registration Statement on
               Form S-8, filed on December 4, 1998 (File No. 333-68373).
   10.34       1999 Stock Option Plan, incorporated by reference to Exhibit
               4.6(a) to the Registrant's Registration Statement on Form
               S-8, filed on March 5, 1999 (File No. 333-73451).
   10.35       Amendment No. 1, dated November 1, 1998, to the Credit
               Agreement, incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "3/31/99 10-Q").
   10.36       Employment Agreement dated as of July 1, 1998 between Byron
               C. Cook and the Registrant, incorporated by reference to
               Exhibit 10.2 to the 3/31/99 10-Q.
   10.37       Amended and Restated Employment Agreement dated as of May
               24, 1999 between Harold H. Bach, Jr. and the Registrant.
   10.38       Employment Agreement dated as of May 24, 1999 between Orrin
               J. Edidin and the Registrant.
   10.39       Employment Agreement dated as of June 1, 1999 between
               Kenneth J. Fedesna and the Registrant.
   10.40       Letter agreement dated June 15, 1999 amending the Sales
               Agreement, incorporated by reference to Exhibit 99.5 to
               Midway's Registration Statement on Form S-3, filed on July
               16, 1999 (File No. 333-83021).
   10.41       Settlement Agreement among the Registrant, GT Interactive
               and others, dated August 16, 1999.
   13          Portions of 1999 Annual Report to Stockholders.
   21          Subsidiaries of the Registrant.
   23          Consent of Ernst & Young LLP.
   27          Financial Data Schedule.

-------------------------
 * Portions of this exhibit have been omitted under an order of the SEC granting confidential treatment under Rule 406 under the Securities Act of 1933.

** Portions of this exhibit have been omitted under an order of the SEC granting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K:

     No Reports on Form 8-K were filed in the fourth quarter of fiscal 1999.

                               MIDWAY GAMES INC.

                         INDEX TO FINANCIAL INFORMATION

                                                               PAGE NO.
                                                               --------
Financial Statements and Financial Statement Schedule.......
Report of independent auditors..............................     F-2
Consolidated Balance Sheets at June 30, 1999 and June 30,
  1998......................................................       *
Consolidated Statements of Income for the years ended June
  30, 1999, 1998 and 1997...................................       *
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1999, 1998 and 1997..........       *
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 1998 and 1997..............................       *
Notes to Financial Statements...............................       *
Financial Statements Schedule II -- Valuation and Qualifying
  Accounts for the years ended June 30, 1999, 1998 and
  1997......................................................     F-3

-------------------------
* Incorporated by reference to the portions of our 1999 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K.

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midway Games Inc.

     We have audited the consolidated financial statements of Midway Games Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of Midway Games Inc. for the year ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 25, 1999

                               MIDWAY GAMES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                          COLUMN C
      COLUMN A              COLUMN B                      ADDITIONS                     COLUMN D          COLUMN E
---------------------  -------------------   -----------------------------------   ------------------   -------------
                           BALANCE AT            CHARGED TO         CHARGED TO     DEDUCTIONS-AMOUNTS    BALANCE AT
     DESCRIPTION       BEGINNING OF PERIOD   COSTS AND EXPENSES   OTHER ACCOUNTS      WRITTEN OFF       END OF PERIOD
     -----------       -------------------   ------------------   --------------   ------------------   -------------
Allowance for
  receivables:
1999.................      $7,017,000           $12,668,000            $ --           $14,731,000        $4,954,000
1998.................      $4,940,000           $16,872,000            $ --           $14,795,000        $7,017,000
1997.................      $  995,000           $14,586,000            $ --           $10,641,000        $4,940,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 1999.

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

                   NAME                                         TITLE                         DATE
                   ----                                         -----                         ----

           /s/ NEIL D. NICASTRO                 Chairman of the Board, President,      September 24, 1999
 ----------------------------------------       Chief Executive Officer and Chief
             Neil D. Nicastro                   Operating Officer (Principal
                                                Executive Officer) and Director

         /s/ HAROLD H. BACH, JR.                Executive Vice President -- Finance,   September 24, 1999
 ----------------------------------------       Treasurer and Chief Financial Officer
           Harold H. Bach, Jr.                  (Principal Financial and Principal
                                                Accounting Officer) and Director

            /s/ BYRON C. COOK                   Executive Vice President -- Home       September 24, 1999
 ----------------------------------------       Video and Director
              Byron C. Cook

          /s/ KENNETH J. FEDESNA                Executive Vice President -- Coin-Op    September 24, 1999
 ----------------------------------------       Video and Director
            Kenneth J. Fedesna

          /s/ LOUIS J. NICASTRO                 Director                               September 24, 1999
 ----------------------------------------
            Louis J. Nicastro

        /s/ WILLIAM C. BARTHOLOMAY              Director                               September 24, 1999
 ----------------------------------------
          William C. Bartholomay

          /s/ WILLIAM E. MCKENNA                Director                               September 24, 1999
 ----------------------------------------
            William E. McKenna

           /s/ NORMAN J. MENELL                 Director                               September 24, 1999
 ----------------------------------------
             Norman J. Menell

             /s/ HARVEY REICH                   Director                               September 24, 1999
 ----------------------------------------
               Harvey Reich

           /s/ IRA S. SHEINFELD                 Director                               September 24, 1999
 ----------------------------------------
             Ira S. Sheinfeld

           /s/ RICHARD D. WHITE                 Director                               September 24, 1999
 ----------------------------------------
             Richard D. White

        /s/ GERALD O. SWEENEY, JR.              Director                               September 24, 1999
 ----------------------------------------
          Gerald O. Sweeney, Jr.

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

3.4 Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3 to the 8-A Registration Statement.

10.1            Tax Sharing Agreement dated as of July 1, 1996 among WMS
                Industries Inc., the Registrant, Midway Home Entertainment Inc.,
                Midway Interactive Inc., Atari Games Corporation and Tengen
                Inc., incorporated by reference to Exhibit 10.2 to the S-1
                Registration Statement.

10.2            Patent License Agreement dated as of July 1, 1996 between the
                Registrant and Williams Electronics Games, Inc., incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement.

10.3            Employment Agreement dated as of July 1, 1996 between Mr. Neil
                D. Nicastro and the Registrant, incorporated by reference to
                Exhibit 10.5 to the S-1 Registration Statement.

10.4            1996 Stock Option Plan, incorporated by reference to Exhibit
                10.7 to the S-1 Registration Statement.

10.5 Form of Indemnity Agreement authorized to be entered into between the Registrant and each officer and director of the Registrant, incorporated by reference to Exhibit 10.8 to the S-1
                Registration Statement.

10.6            GTIS Master Option and License Agreement by and among WMS
                Industries Inc., Williams Electronics Games, Inc., the
                Registrant and Midway Home Entertainment Inc., and GT
                Interactive Software Corp. dated December 28, 1994, incorporated by reference to Exhibit 10.9 to the S-1 Registration Statement.*

10.7 Amendment to GTIS Master Option and License Agreement by and among WMS Industries Inc., Williams Electronics Games, Inc., the
                Registrant and Midway Home Entertainment Inc., and GT
                Interactive Software Corp. dated March 31, 1995, incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement.*

10.8 Second Amendment to GTIS Master Option and License Agreement by and among WMS Industries Inc., Williams Electronics Games, Inc., the Registrant and Midway Home Entertainment Inc., and GT
                Interactive Software Corp. dated March 27, 1996, incorporated by reference to Exhibit 10.11 to the S-1 Registration Statement.*

10.9 GTIS Master Option and License Agreement (Home Video Games) by and among WMS Industries Inc., Williams Electronics Games, Inc., the Registrant and Midway Home Entertainment Inc., and GT
                Interactive Software Corp. dated March 31, 1995, incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement.*

10.10           Amendment to GTIS Master Option and License Agreement (Home
                Video Games) by and among WMS Industries Inc., Williams
                Electronics Games, Inc., the Registrant and Midway Home
                Entertainment Inc., and GT Interactive Software Corp. dated
                March 27, 1996, incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.*

10.11 Master Option and License Agreement for Atari Home Video Games dated March 27, 1996, between WMS Industries Inc. and GT
                Interactive Software Corp., incorporated by reference to Exhibit
                10.14 to the S-1 Registration Statement.*

10.12           Master Option and License Agreement for Atari PC Games dated
                March 27, 1996, between WMS Industries Inc. and GT Interactive
                Software Corp., incorporated by reference to Exhibit 10.15 to the S-1 Registration Statement.*

10.13           Credit Agreement (the "Credit Agreement") dated as of October
                15, 1996 between the Registrant and Bank of America Illinois, incorporated by reference to Exhibit 10.17 to the S-1
                Registration Statement.

10.14 Letter Agreement dated October 27, 1997 between the Registrant and Bank of America National Trust and Savings Association (as successor to Bank of America Illinois) extending the term of the Credit Agreement, incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").

10.15 1998 Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to Exhibit 4.4(a) to the Registrant's
                Registration Statement on Form S-8, filed on June 24, 1998 (File
                No. 333-57583).

10.16           Letter Agreement dated March 5, 1998 between the Registrant and
                Mr. Neil D. Nicastro amending Mr. Nicastro's Employment
                Agreement with the Company referred to in Exhibit 10.5 above, incorporated by reference to Exhibit 10.18 to the 1998 10-K.

10.17 Third Amendment to GTIS Master Option and License Agreement among the Registrant, Midway Home Entertainment Inc. and GT
                Interactive Software Corp. dated March 12, 1998, incorporated by reference to Exhibit 10.19 to the 1998 10-K.**

10.18           First Amendment to Master Option and License Agreement for Atari
                PC Games dated March 12, 1998 between the Registrant and GT
                Interactive Software Corp, incorporated by reference to Exhibit
                10.20 to the 1998 10-K.**

10.19 Letter Agreement dated March 12, 1998 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Williams
                Electronics Games, Inc. and GT Interactive Software Corp, incorporated by reference to Exhibit 10.21 to the 1998 10-K.

10.20           Letter Agreement dated March 12, 1998 among the Registrant,
                Midway Home Entertainment Inc., Atari Games Corporation and GT
                Interactive Software Corp, incorporated by reference to Exhibit
                10.22 to the 1998 10-K.**

10.21           Manufacturing Agreement dated as of April 6, 1998 between
                Williams Electronics Games, Inc. and the Registrant and the
                Guaranty of the obligations of Williams Electronics Games, Inc.
                thereunder by WMS Industries Inc., incorporated by reference to
                Exhibit 10.23 to the 1998 10-K.

10.22           Cabinet Supply Agreement dated as of April 6, 1998 between
                Lenc-Smith Inc. and the Registrant, incorporated by reference to
                Exhibit 10.24 to the 1998 10-K.

10.23           Spare Parts Sales and Service Agreement dated as of April 6,
                1998 among Williams Electronics Games, Inc., the Registration and Atari Games Corporation, incorporated by reference to
                Exhibit 10.25 to the 1998 10-K.

10.24           Sales Agreement dated as of April 6, 1998 between Williams
                Electronics Games, Inc. and the Registrant (the "Sales
                Agreement"), incorporated by reference to Exhibit 10.26 to the 1998 10-K.

10.25 Information Systems Service Agreement dated as of April 6, 1998 between Williams Electronics Games, Inc. and the Registrant, incorporated by reference to Exhibit 10.27 to the 1998 10-K.

10.26           Confidentiality and Non-Competition Agreement dated as of April
                6, 1998 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.28 to the 1998 10-K.

10.27 Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.29 to the 1998 10-K.

10.28           Third Parties Agreement dated as of April 6, 1998 between WMS
                Industries Inc. and the Registrant, incorporated by reference to
                Exhibit 10.30 to the 1998 10-K.

10.29 Temporary Support Services Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.31 to the 1998 10-K.

10.30           Tax Separation Agreement dated as of April 6, 1998 between WMS
                Industries Inc. and the Registrant, incorporated by reference to
                Exhibit 10.32 to the 1998 10-K.

10.31           Tax Indemnification Agreement dated as of April 6, 1998 between
                WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.33 to the 1998 10-K.

10.32 Executive Incentive Plan, adopted August 31, 1998, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1998.

10.33           1998 Stock Incentive Plan, incorporated by reference to Exhibit
                4.5(a) to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).

10.34           1999 Stock Option Plan, incorporated by reference to Exhibit
                4.6(a) to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).

10.35           Amendment No. 1, dated November 1, 1998, to the Credit
                Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 1999 (the "3/31/99 10-Q").

10.36           Employment Agreement dated as of July 1, 1998 between Byron C.
                Cook and the Registrant, incorporated by reference to Exhibit
                10.2 to the 3/31/99 10-Q.

10.37           Amended and Restated Employment Agreement dated as of May 24,
                1999 between Harold H. Bach, Jr. and the Registrant.

10.38           Employment Agreement dated as of May 24, 1999 between Orrin J.
                Edidin and the Registrant.

10.39           Employment Agreement dated as of June 1, 1999 between Kenneth J.
                Fedesna and the Registrant.

10.40           Letter agreement dated June 15, 1999 amending the Sales
                Agreement, incorporated by reference to Exhibit 99.5 to Midway's
                Registration Statement on Form S-3, filed on July 16, 1999 (File
                No. 333-83021).

10.41 Settlement Agreement among the Registrant, GT Interactive and others, dated August 16, 1999.

13              Portions of 1999 Annual Report to Stockholders.

21              Subsidiaries of the Registrant.

23              Consent of Ernst & Young LLP.

27              Financial Data Schedule.

-------------

* Portions of this exhibit have been omitted under an order of the SEC granting confidential treatment under Rule 406 under the Securities Act of 1933.

** Portions of this exhibit have been omitted under an order of the SEC granting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.