Form 10-Q
period 1999-09-30
MIDWAY GAMES INC
filed 1999-11-12
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                                ------------------------------------------------


                        Commission file number 001-12367
                                               ---------

                                MIDWAY GAMES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                        22-2906244
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


3401 North California Ave., Chicago, IL                              60618
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code  (773) 961-2222
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,985,600 shares of common stock, $.01 par value, were outstanding at November 5, 1999 after deducting 764,400 shares held as treasury shares.

                               MIDWAY GAMES INC.

                                     INDEX

                                                                        PAGE NO
                                                                        -------
PART I.  FINANCIAL INFORMATION:

 ITEM 1.  Financial Statements:
          Condensed Consolidated Statements of Income -
          Three months ended September 30, 1999 and 1998................     2

          Condensed Consolidated Balance Sheets -
          September 30, 1999 and June 30, 1999..........................     3-4

          Condensed Consolidated Statements of Cash Flows -
          Three months ended September 30, 1999 and 1998................     5

          Notes to Condensed Consolidated Financial Statements..........     6


 ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     7-8


PART II.  OTHER INFORMATION:


 ITEM 5.  Other Information.............................................     9

 ITEM 6.  Exhibits and Reports on Form 8-K..............................    10


SIGNATURE ..............................................................    11

                               MIDWAY GAMES INC.

                               -----------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                            Three months ended
                                                              September 30,
                                                          ----------------------
                                                             1999         1998
                                                          ---------     --------
REVENUES

  Home video ..........................................   $  75,839    $ 69,690
  Coin-operated video .................................      30,763      19,649
                                                          ---------    --------
Total revenues ........................................     106,602      89,339

Cost of sales .........................................      51,114      40,112
                                                          ---------    --------
Gross profit ..........................................      55,488      49,227

Research and development expense ......................      19,226      15,748
Selling expense .......................................      12,817      13,459
Administrative expense ................................       5,685       4,517
                                                          ---------    --------
Operating income ......................................      17,760      15,503

Interest and other income .............................         434         373
                                                          ---------    --------
Income before tax provision ...........................      18,194      15,876
Provision for income taxes ............................      (6,847)     (6,069)
                                                          ---------    --------
                                                          $  11,347    $  9,807
                                                          =========    ========
Earnings per share of common stock:
Basic .................................................   $    0.30    $   0.26
                                                          =========    ========
Diluted ...............................................   $    0.29    $   0.26
                                                          =========    ========
Shares used in calculations:
Basic .................................................      37,944      37,648
                                                          =========    ========
Diluted ...............................................      38,776      37,648
                                                          =========    ========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.

                               -----------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                            September 30,   June 30,
                                                                                1999          1999
                                                                            -------------   ---------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ............................................    $  36,240       $  51,546

  Receivables, less allowances of $7,545 and $4,954 ....................       86,154          46,244
  Inventories, at lower of cost (Fifo) or market:
    Raw materials and work in progress .................................       14,936           9,437
    Finished goods .....................................................       22,456          22,841
                                                                            ---------       ---------
                                                                               37,392          32,278

  Prepaid income taxes .................................................          -             7,272

  Deferred income taxes ................................................        9,132           9,132

  Other current assets .................................................       12,956          10,757
                                                                             ---------       ---------
    Total current assets ...............................................      181,874         157,229

Property and equipment .................................................       27,659          26,637
Less: accumulated depreciation .........................................      (16,655)        (16,409)
                                                                            ---------       ---------
                                                                               11,004          10,228

Excess of purchase cost over amount assigned to net assets acquired,
  net of accumulated amortization of $13,673 and $12,693 ...............       40,327          41,307
Other assets ...........................................................        9,865          10,495
                                                                            ---------       ---------
                                                                            $ 243,070       $ 219,259
                                                                            =========       =========

See notes to condensed consolidated financial statements.

                               MIDWAY GAMES INC.
                             ---------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                September 30,       June 30,
                                                                                    1999              1999
                                                                                -------------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................................................    $ 15,876         $ 13,457
  Accrued compensation and related benefits ...................................       9,089            5,601
  Accrued litigation settlement ...............................................         -              8,500
  Income taxes payable ........................................................       4,826              -
  Accrued royalties ...........................................................      10,206            2,210
  Other accrued liabilities ...................................................      10,270            7,422
                                                                                   --------         --------
     Total current liabilities ................................................      50,267           37,190


Deferred income taxes .........................................................       4,493            4,493

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued ...         -                -
  Common stock, $.01 par value, 100,000,000 shares authorized, 38,750,000
     shares issued ............................................................         388              388
  Additional paid-in capital ..................................................      96,407           96,407
  Retained earnings ...........................................................     101,511           90,164
  Treasury stock, at cost (764,400 and 713,000 shares) ........................      (9,996)          (9,383)
                                                                                   --------         --------
     Total stockholders' equity ...............................................     188,310          177,576
                                                                                   --------         --------
                                                                                   $243,070         $219,259
                                                                                   ========         ========



See notes to condensed consolidated financial statements.

                              MIDWAY GAMES INC.
                            ---------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                                                     Three months ended
                                                                                        September 30,
                                                                                    ---------------------
                                                                                       1999        1998
                                                                                     --------    --------
OPERATING ACTIVITIES:
Net Income .....................................................................     $ 11,347    $  9,807
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization .............................................        2,120       2,754
     Receivables provision .....................................................        5,036       4,264
     Deferred income taxes .....................................................          -          (818)
     Decrease resulting from changes in operating assets and liabilities .......      (31,828)     (2,908)
                                                                                     --------    --------
Net cash provided (used) by operating activities ...............................      (13,325)     13,099

INVESTING ACTIVITIES:
Purchase of property and equipment .............................................       (1,368)     (1,936)
Net change in short-term investments ...........................................          -        12,000
                                                                                     --------    --------
Net cash provided (used) by investing activities ...............................       (1,368)     10,064

FINANCING ACTIVITIES:
Purchase of treasury stock .....................................................         (613)    (10,255)
                                                                                     --------    --------
Net cash used by financing activities ..........................................         (613)    (10,255)
                                                                                     --------    --------

Increase (decrease) in cash and cash equivalents ...............................      (15,306)     12,908
Cash and cash equivalents at beginning of period ...............................       51,546      26,136
                                                                                     --------    --------
Cash and cash equivalents at end of period .....................................     $ 36,240    $ 39,044
                                                                                     ========    ========



See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENTS
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


2.   EARNINGS PER SHARE
     Diluted earnings per share is different from basic earnings per share for the three months ended September 30, 1999 due to the inclusion in the diluted calculation of 832,000 potential incremental shares of common stock from the assumed exercise of employee stock options for 3,380,064 shares of common stock where the average market price for the three months exceeded the exercise price.

                                MIDWAY GAMES INC.
                                ----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains certain forward looking statements concerning future business conditions and the outlook for the Company based on currently available information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks and uncertainties, including, without limitation, the financial strength of the amusement games industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on dedicated platform manufacturers and other risks more fully described under "Business - Risk Factors" in the Company's Annual Report on Form 10-K.

FINANCIAL CONDITION
During the three months ended September 30, 1999 cash used by operating, investing and financing activities was $15,306,000 compared with cash provided of $12,908,000 in the three months ended September 30, 1998.

Cash provided by operating activities before changes in operating assets and liabilities was $18,503,000 in the three months ended September 30, 1999 compared to $16,007,000 in the three months ended September 30, 1998.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash outflow of $31,828,000 in the three months ended September 30, 1999, compared with a cash outflow of $2,908,000 in the three months ended September 30, 1998, which outflows were primarily due to the seasonal increase in receivables and inventories in both periods from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the three months ended September 30, 1999 was $1,368,000 compared with $1,936,000 for the three months ended September 30, 1998.

During the three months ended September 30, 1999 and 1998, $613,000 and $10,255,000 of cash was used to acquire 51,400 and 725,000 shares of the Company's common stock held in the treasury, respectively. The Board of Directors authorized the purchase of up to two million shares of which 1,514,400 had been purchased as of September 30, 1999.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 2000 and contains usual bank line of credit terms. There were no borrowings under the credit line at September 30, 1999 and $23,224,361 of letters of credit were outstanding. Management believes that cash and cash equivalents, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs including any purchase of shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
THREE  MONTHS ENDED SEPTEMBER 30, 1998

Revenues increased $17,263,000 from $89,339,000 in the quarter ended September 30, 1998 to $106,602,000 in the quarter ended September 30, 1999.

Home video game revenues increased to $75,839,000 in the September 30, 1999 quarter from $69,690,000 in the prior year period. Revenues for the September 30, 1999 first quarter included $34,107,000 from the sale of video games for the Sega Dreamcast platform introduced in the United States by Sega in September 1999. The increase in home video game revenues is due to the sale of Sega Dreamcast video games, partly offset by lower sales of Nintendo 64 and Sony Playstation home video games when compared to sales in the September 1998 quarter.

During the September 30, 1999 quarter, the Company released seven new home video game products on three platforms compared to two new home video games in the prior year quarter. New products shipped included two for Nintendo 64, one for Sony PlayStation, and four for Sega Dreamcast. Midway's best selling video games during the quarter were NFL Blitz 2000, Ready 2 Rumble Boxing, HydroThunder, Gauntlet Legends and Mortal Kombat Gold.

Coin-operated video game revenues in the September 30, 1999 quarter increased to $30,763,000 compared to $19,649,000 in the prior year first quarter due to an increase in the number of sit-down driving type games sold that have a higher sales price than other coin-operated video games. The current year first quarter included initial sales of NFL Blitz 2000 Gold and San Francisco Rush 2049 and continuing sales of HydroThunder, Road Burners and Touchmaster.

Gross profit increased to $55,488,000 (52.1% of revenues) in the quarter ended September 30, 1999 from $49,227,000 (55.1% of revenues) in the quarter ended September 30, 1998. The increase in gross profit was primarily from increased revenues. Home video game gross profit increased to 58.8% of revenues in the quarter ended September 30, 1999 compared to 54.8% in the prior year first quarter due to an increase in sales of disc-based units which carry a higher gross profit percentage. Gross profit for the prior year first quarter included a $4,225,000 cost reduction due to a net recovery relating to previous years purchased parts overcharges from certain coin-operated game suppliers.

Research and development expenses increased $3,478,000 from $15,748,000 (17.6% of revenues) in the quarter ended September 30, 1998 to $19,226,000 (18.0% of revenues) in the quarter ended September 30, 1999.

Selling expense decreased $642,000 from $13,459,000 (15.1% of revenues) in the quarter ended September 30, 1998 to $12,817,000 (12.0% of revenues) in the quarter ended September 30, 1999.

Administrative expense increased $1,168,000 from $4,517,000 (5.1% of revenues) in the quarter ended September 30, 1998 to $5,685,000 (5.3% of revenues) in the quarter ended September 30, 1999.

Operating income in the quarter ended September 30, 1999 increased $2,257,000 from $15,503,000 (17.4% of revenues) in the quarter ended September 30, 1998 to $17,760,000 (16.7% of revenues) in the quarter ended September 30,1999. The increase results primarily from higher revenues. Operating income for the September 30, 1998 quarter was increased by $4,225,000 (4.7% of revenues) from the coin-operated games net recovery described above.

Net income was $11,347,000, $0.29 per diluted share, compared with net income of $9,807,000, $0.26 per diluted share, in the prior year period. Net income for the September 30, 1998 quarter includes a benefit of $2,620,000, $0.07 per diluted share, on an after tax basis, from the recovery explained above.

YEAR 2000 UPDATE (YEAR 2000 READINESS DISCLOSURE)


Since 1996, we have worked to make our systems Y2K compliant together with WMS Industries Inc. (WMS), our Chicago information services provider. All are systems have been made Y2K compliant.

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

We may be exposed to potential Y2K problems because we rely on distributors, large customers and coin-operated video game component suppliers. We have contacted certain suppliers and customers to assess the potential problems, if any. A determination as to our customers' or suppliers' levels of readiness cannot be made. However based on the significant level of responses received from suppliers and customers, it appears that they are either Y2K ready or working towards becoming Y2K ready. The Company will continue to follow up with those customers and suppliers who have not responded or indicated their Y2K work is in process. If needed, to avoid potential Y2K problems detected by our suppliers, we will adjust the coin-operated title release dates and at worst we would expect a short-term delay in shipments of our products. If such a delay should occur, we do not expect to experience a material and adverse effect on operating results for any reportable period.

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


(b) Reports on Form 8-K
    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MIDWAY GAMES INC.
                                  (Registrant)




Dated:  November 10, 1999         By:  /S/ Harold H. Bach, Jr.
                                       -----------------------------
                                       Harold H. Bach, Jr.
                                       Executive Vice President-Finance
                                       Principal Financial and
                                       Chief Accounting Officer

                                  EXHIBIT INDEX



                  No.       Description
                  ---       -----------

                  27        Financial Data Schedule