Form 10-Q
period 1999-12-31
MIDWAY GAMES INC
filed 2000-02-03
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December  31, 1999
                                ------------------------------------------------


                        Commission file number 001-12367
                                               ---------


                                MIDWAY GAMES INC.
                   ------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                             22-2906244
-------------------------------------------------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

3401 North California Ave., Chicago, IL                        60618
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code  (773) 961-2222
                                                    --------------


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
                         YES       3       NO
                               ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,989,942 shares of common stock, $.01 par value, were outstanding at January 24, 2000 after deducting 764,400 shares held as treasury shares.

                                MIDWAY GAMES INC.

                                      INDEX


                                                                                       PAGE NO
                                                                                       -------
PART I.  FINANCIAL INFORMATION:


ITEM 1.  Financial Statements:
         Condensed Consolidated Statements of Income -
         Three and six months ended December 31, 1999 and 1998................              2

         Condensed Consolidated Balance Sheets -
         December 31, 1999 and June 30, 1999..................................            3-4

         Condensed Consolidated Statements of Cash Flows -
         Six months ended December 31, 1999 and 1998..........................              5

         Notes to Condensed Consolidated Financial Statements.................              6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................           7-10



PART II.  OTHER INFORMATION:



ITEM 6.   Exhibits and Reports on Form 8-K.....................................             11


SIGNATURE  .....................................................................            12

Part I
Financial Information:


                                MIDWAY GAMES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                        Three months ended         Six months ended
                                           December 31,              December 31,
                                      ---------------------     ---------------------
                                        1999          1998         1999         1998
                                      ---------    ---------    ---------    ---------
Revenues
    Home video ....................   $ 118,771    $  89,112    $ 194,610    $ 158,802
    Coin-operated video ...........      28,823       36,549       59,586       56,198
                                      ---------    ---------    ---------    ---------
Total revenues ....................     147,594      125,661      254,196      215,000

Cost of sales  ....................      68,869       65,678      119,983      105,790
                                      ---------    ---------    ---------    ---------
Gross profit ......................      78,725       59,983      134,213      109,210

Research and development expense ..      24,973       22,458       44,199       38,206
Selling expense ...................      18,580       14,943       31,397       28,402
Administrative expense ............       5,775        5,594       11,460       10,111
                                      ---------    ---------    ---------    ---------
Operating income ..................      29,397       16,988       47,157       32,491

Interest and other income  ........         607          317        1,041          690
                                      ---------    ---------    ---------    ---------
Income before tax provision .......      30,004       17,305       48,198       33,181
Provision for income taxes ........     (11,176)      (6,615)     (18,023)     (12,684)
                                      ---------    ---------    ---------    ---------
Net income ........................   $  18,828    $  10,690    $  30,175    $  20,497
                                      =========    =========    =========    =========

Earnings per share of common stock:
Basic .............................   $    0.50    $    0.29    $    0.79    $    0.55
                                      =========    =========    =========    =========
Diluted ...........................   $    0.48    $    0.29    $    0.78    $    0.55
                                      =========    =========    =========    =========
Shares used in calculations:
Basic .............................      37,987       37,145       37,991       37,397
                                      =========    =========    =========    =========
Diluted ...........................      39,487       37,145       38,574       37,397
                                      =========    =========    =========    =========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                             December 31,       June 30,
                                                                                1999              1999
                                                                             ------------      ----------
ASSETS
Current assets:
     Cash and cash equivalents ............................................   $  50,855         $  51,546

     Receivables, less allowances of $9,926 and $4,954 ....................     105,925            46,244
     Inventories, at lower of cost (Fifo) or market:
        Raw materials and work in progress ................................      10,567             9,437
        Finished goods ....................................................      27,105            22,841
                                                                              ---------         ---------
                                                                                 37,672            32,278
     Prepaid income taxes .................................................        --               7,272
     Deferred income taxes ................................................       6,547             9,132
     Other current assets .................................................      11,091            10,757
                                                                              ---------         ---------

        Total current assets ..............................................     212,090           157,229

Property and equipment ....................................................      30,653            26,637
Less:  accumulated depreciation ...........................................     (17,177)          (16,409)
                                                                              ---------         ---------
                                                                                 13,476            10,228

Excess of purchase cost over amount assigned to net assets acquired, net of
     accumulated amortization of $14,654 and $12,693 ......................      39,346            41,307
Other assets ..............................................................       9,223            10,495
                                                                              ---------         ---------
                                                                              $ 274,135         $ 219,259
                                                                              =========         =========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                               December 31,   June 30,
                                                                                  1999          1999
                                                                               -----------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................................   $  20,268    $  13,457
     Accrued compensation and related benefits ..............................       8,487        5,601
     Accrued litigation settlement ..........................................        --          8,500
     Income taxes payable ...................................................      10,495         --
     Accrued royalties ......................................................      11,267        2,210
     Other accrued liabilities ..............................................      12,040        7,422
                                                                                ---------    ---------
        Total current liabilities ...........................................      62,557       37,190

Deferred income taxes .......................................................       4,415        4,493

Stockholders' equity:
     Preferred stock, $01 par value, 5,000,000 shares authorized, none issued        --           --
     Common stock, $01 par value, 100,000,000 shares authorized, 38,752,030
        and 38,750,000 shares issued ........................................         388          388
     Additional paid-in capital .............................................      96,432       96,407
     Retained earnings ......................................................     120,339       90,164
                                                                                ---------    ---------
                                                                                  217,159      186,959
     Treasury stock, at cost (764,400 and 713,000 shares) ...................      (9,996)      (9,383)
                                                                                ---------    ---------
        Total stockholders' equity ..........................................     207,163      177,576
                                                                                ---------    ---------
                                                                                $ 274,135    $ 219,259
                                                                                =========    =========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                               Six months ended
                                                                                  December 31,
                                                                             ---------------------
                                                                               1999        1998
                                                                             --------    --------
Operating activities:
Net income ...............................................................   $ 30,175    $ 20,497
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................      4,552       5,527
       Receivables provision .............................................     12,124       9,271
       Deferred income taxes .............................................      2,507        (781)
       Decrease resulting from changes in operating assets and liabilities    (44,731)    (28,477)
                                                                             --------    --------
Net cash provided by operating activities ................................      4,627       6,037

Investing activities:
Purchase of property and equipment .......................................     (4,730)     (3,000)
Net change in short-term investments .....................................       --        12,000
                                                                             --------    --------
Net cash provided (used) by investing activities .........................     (4,730)      9,000

Financing activities:
Proceeds from the sale of common stock ...................................         25        --
Purchase of treasury stock ...............................................       (613)    (12,848)
                                                                             --------    --------
Net cash (used) by financing activities ..................................       (588)    (12,848)

                                                                             --------    --------
(Decrease) increase in cash and cash equivalents .........................       (691)      2,189
Cash and cash equivalents at beginning of period .........................     51,546      26,136
                                                                             --------    --------
Cash and cash equivalents at end of period ...............................   $ 50,855    $ 28,325
                                                                             ========    ========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENTS
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


2.       EARNINGS PER SHARE
         Diluted earnings per share is different from basic earnings per share for the three months and six months ended December 31, 1999 due to the inclusion in the diluted calculation 1,500,000 and 583,000, respectively, of potential incremental shares of common stock from the assumed exercise of employee stock options, respectively. At December 31,1999 options were outstanding for 5,542,825 shares of common stock and all were included in the calculation of incremental shares for the three and six months ended December 31, 1999.

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

FINANCIAL CONDITION
During the six months ended December 31, 1999 cash used by operating, investing and financing activities was $691,000 compared with cash provided of $2,189,000 in the six months ended December 31, 1998.

Cash provided by operating activities before changes in operating assets and liabilities was $49,358,000 in the six months ended December 31, 1999 compared to $34,514,000 in the six months ended December 31, 1998.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash outflow of $44,731,000 in the six months ended December 31, 1999, compared with a cash outflow of $28,477,000 in the six months ended December 31, 1998, which outflows were primarily due to the seasonal increase in receivables and inventories in both periods from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the six months ended December 31, 1999 was $4,730,000 compared with $3,000,000 for the six months ended December 31, 1998.

During the six months ended December 31, 1999 and 1998, $613,000 and $12,848,000 of cash was used to acquire 51,400 and 984,800 shares, respectively, of the Company's common stock held in the treasury. The Board of Directors authorized the purchase of up to two million shares of which 1,514,400 had been purchased as of December 31, 1999.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 2000 and contains usual bank line of credit terms. There were no borrowings under the credit line at December 31, 1999 and $2,262,254 of letters of credit were outstanding. Management believes that cash and cash equivalents, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs including any purchase of shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH
THREE  MONTHS ENDED DECEMBER 31, 1998

Revenues increased $21,933,000 from $125,661,000 in the quarter ended December 31, 1998 to $147,594,000 in the quarter ended December 31, 1999.

Home video game revenues increased to $118,771,000 in the December 31, 1999 quarter from $89,112,000 in the prior year period. Revenues for the December 31, 1999 first quarter included $25,384,000 from the sale of video games for the Sega Dreamcast platform introduced in the United States by Sega in September 1999. The increase in home video game revenues is due to the sale of Sega Dreamcast video games and higher sales of Sony Playstation home video games, partly offset by lower sales of Nintendo 64, when compared to sales in the December 1998 quarter.

During the December 31, 1999 quarter, the Company released thirteen new home video game products on four platforms. New products shipped included three for Nintendo 64, three for Sony Playstation, six for Color Game Boy and one for Sega Dreamcast. Midway's best selling video games during the quarter were NFL Blitz 2000, Ready 2 Rumble Boxing, NBA Showtime, Gauntlet Legends and Paperboy. In the second quarter Midway sold five video game titles for the Sega Dreamcast. Midway is the largest third party publisher for this exciting new platform.

Coin-operated video game revenues in the December 31, 1999 quarter decreased to $28,823,000 compared to $36,549,000 in the prior year second quarter due to a decrease in the number of coin-operated video games sold. The current year second quarter included initial sales of Off Road Thunder and Touchmaster Infinity and continuing sales of Hydro Thunder, Road Burners, San Francisco Rush 2049 and Touchmaster.

Gross profit increased to $78,725,000 (53.3% of revenues) in the quarter ended December 31, 1999 from $59,983,000 (47.7% of revenues) in the quarter ended December 31, 1998. The increase in gross profit was primarily due to the increase in home video game revenues. Home video game gross profit increased to 58.8% of revenues in the quarter ended December 31, 1999 compared to 53.5% in the prior year second quarter due to an increase in sales of disc-based units which carry a higher gross profit percentage.

Research and development expenses increased $2,515,000 from $22,458,000 (17.9% of revenues) in the quarter ended December 31, 1998 to $24,973,000 (16.9% of revenues) in the quarter ended December 31, 1999.

Selling expense increased $3,637,000 from $14,943,000 (11.9% of revenues) in the quarter ended December 31, 1998 to $18,580,000 (12.6% of revenues) in the quarter ended December 31, 1999.

Administrative expense increased $181,000 from $5,594,000 (4.5% of revenues) in the quarter ended December 31, 1998 to $5,775,000 (3.9% of revenues) in the quarter ended December 31, 1999.

Operating income in the quarter ended December 31, 1999 increased $12,409,000 from $16,988,000 (13.5% of revenues) in the quarter ended December 31, 1998 to $29,397,000 (19.9% of revenues) in the quarter ended December 31,1999. The increase results primarily from higher revenues coupled with the increase in the gross profit percentage.

Net income was $18,828,000, $0.48 per diluted share, in the quarter ended December 31, 1999, compared with net income of $10,690,000, $0.29 per diluted share, in the prior year period.

SIX  MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH
SIX  MONTHS ENDED DECEMBER 31, 1998

Revenues increased $39,196,000 from $215,000,000 in the six months ended December 31, 1998 to $254,196,000 in the six months ended December 31, 1999.

Home video game revenues increased to $194,610,000 in the December 31, 1999 six-month period from $158,802,000 in the prior year period. Revenues for the December 31, 1999 six-month period included $59,491,000 from the sale of video games for the Sega Dreamcast platform introduced in the United States by Sega in September 1999. The increase in home video game revenues is due to the sale of Sega Dreamcast video games and higher sales of Sony Playstation home video games, partly offset by lower sales of Nintendo 64, when compared to sales in the December 1998 six-month period.

During the December 31, 1999 six-month period, the Company released twenty new home video game products on four platforms. New products shipped included five for Nintendo 64, four for Sony Playstation, six for Color Game Boy and five for Sega Dreamcast. Midway's best selling video games during the six-month period were NFL Blitz 2000, Ready 2 Rumble Boxing, Hydro Thunder, NBA Showtime, Gauntlet Legends, Mortal Kombat Gold and Paperboy. Midway is the largest third party publisher for Sega Dreamcast.


Coin-operated video game revenues in the December 31, 1999 six-month period increased to $59,586,000 compared to $56,198,000 in the prior year six-month period. The current six-month period included initial sales of NFL Blitz 2000 Gold, San Francisco Rush 2049, Off Road Thunder and Touchmaster Infinity and continuing sales of Hydro Thunder, Road Burners and Touchmaster.

Gross profit increased to $134,213,000 (52.8% of revenues) in the six months ended December 31, 1999 from $109,210,000 (50.8% of revenues) in the six months ended December 31, 1998. The increase in gross profit was primarily due to the increase in home video game revenues. Home video game gross profit increased to 58.6% of revenues in the six months ended December 31, 1999 compared to 54.1% in the prior year six-month period due to an increase in sales of disc-based units which carry a higher gross profit percentage. Gross profit for the December 31, 1998 six-month period included a $4,225,000 cost reduction due to a net recovery relating to previous years purchased parts overcharges from certain coin-operated game suppliers

Research and development expenses increased $5,993,000 from $38,206,000 (17.8% of revenues) in the six months ended December 31, 1998 to $44,199,000 (17.4% of revenues) in the six months ended December 31, 1999.

Selling expense increased $2,995,000 from $28,402,000 (13.2% of revenues) in the six months ended December 31, 1998 to $31,397,000 (12.4% of revenues) in the six months ended December 31, 1999.

Administrative expense increased $1,349,000 from $10,111,000 (4.7% of revenues) in the six months ended December 31, 1998 to $11,460,000 (4.5% of revenues) in the six months ended December 31, 1999.

Operating income in the six months ended December 31, 1999 increased $14,666,000 from $32,491,000 (15.1% of revenues) in the six months ended December 31, 1998 to $47,157,000 (18.6% of revenues) in the six months ended December 31,1999. The increase results primarily from higher revenues. Operating income for the six months ended December 31, 1998 was increased by $4,225,000 (2.0% of revenues) from the coin-operated games net recovery described above.

Net income was $30,175,000, $0.78 per diluted share in the six months ended December 31, 1999, compared with net income of $20,497,000, $0.55 per diluted share, in the prior year period. Net income for the December 31, 1998 six-month period includes a benefit of $2,620,000, $0.07 per diluted share, on an after tax basis, from the net recovery described above.

YEAR 2000 UPDATE (YEAR 2000 READINESS DISCLOSURE)

As of the filing of this document in early February 2000, there has been no Y2K problems experienced by Midway either directly or indirectly as a result of third party participants such as suppliers or customers. All our systems have been made Y2K compliant.

We believe that there are no Y2K issues with respect to the functionality of any of our products sold in the past or to be sold in the future. We also believe that there are no Y2K issues with respect to the functionality of the hardware platforms for which we sell home video games.

WMS Industries Inc. provides contract manufacturing services to us and has assured us in writing that the systems and tools used in their contract manufacturing are Y2K compliant.

We have contacted certain suppliers and customers to assess Y2K potential problems, if any. A determination as to our customers' or suppliers' levels of readiness cannot be made. However based on the significant level of responses received from suppliers and customers combined with no reported problems to date it appears that they are either Y2K ready or working towards becoming Y2K ready. The Company will continue to identify potential risk and follow up with those customers and suppliers deemed necessary who have not responded or indicated their Y2K work is in process. If needed, to avoid potential Y2K problems detected by our suppliers, we will adjust the coin-operated title release dates and at worst we would expect a short-term delay in shipments of our products. If such a delay should occur, we do not expect to experience a material and adverse effect on operating results for any reportable period.

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

                                   MIDWAY GAMES INC.
                                   (Registrant)




Dated:  February 4, 2000           By: /s/ Harold H. Bach, Jr.
                                   ----------------------------
                                   Harold H. Bach, Jr.
                                   Executive Vice President-Finance
                                   Principal Financial and
                                   Chief Accounting Officer

                                 EXHIBIT INDEX



                  No.               Description
                  ---               -----------

                  27       Financial Data Schedule