Form 10-Q
period 2000-03-31
MIDWAY GAMES INC
filed 2000-05-12
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March  31, 2000
                               -------------------------------------------------


                        Commission file number 001-12367
                                               ---------


                                MIDWAY GAMES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                    22-2906244
--------------------------------------------------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

3401 North California Ave., Chicago, IL                             60618
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,707,803 shares of common stock, $.01 par value, were outstanding at April 28, 2000 after deducting 1,178,500 shares held as treasury shares.

                                MIDWAY GAMES INC.

                                      INDEX

                                                                                                     PAGE NO
                                                                                                     -------
PART I.  FINANCIAL INFORMATION:

    ITEM 1.           Financial Statements:
                      Condensed Consolidated Statements of Income -
                      Three and nine months ended March 31, 2000 and 1999..................              2

                      Condensed Consolidated Balance Sheets -
                      March 31, 2000 and June 30, 1999.....................................            3-4

                      Condensed Consolidated Statements of Cash Flows -
                      Nine months ended March 31, 2000 and 1999............................              5

                      Notes to Condensed Consolidated Financial Statements.................              6


    ITEM 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................            7-9

    ITEM 3.           Quantitative and Qualitative Disclosures
                      About Market Risk....................................................             10



PART II.  OTHER INFORMATION:

    ITEM 1.           Legal Proceedings....................................................             10

    ITEM 4.           Submission of Matters to a Vote of Security-Holders..................             10

    ITEM 6.           Exhibits and Reports on Form 8-K.....................................          10-11


SIGNATURE             .....................................................................             12

PART I
FINANCIAL INFORMATION:


                                MIDWAY GAMES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended         Nine months ended
                                                                 March 31,                March 31,
                                                         ----------------------    ----------------------
                                                            2000         1999         2000         1999
                                                         ---------    ---------    ---------    ---------
REVENUES
    Home video .......................................   $  26,902    $  39,870    $ 221,512    $ 198,672
    Coin-operated video ..............................      28,043       40,460       87,629       96,658
                                                         ---------    ---------    ---------    ---------
Total revenues .......................................      54,945       80,330      309,141      295,330

COST OF SALES
    Home video .......................................      17,375       19,978       97,953       92,934
    Coin-operated video ..............................      19,607       27,926       59,012       60,760
                                                         ---------    ---------    ---------    ---------
Total cost of sales ..................................      36,982       47,904      156,965      153,694
                                                         ---------    ---------    ---------    ---------
Gross profit .........................................      17,963       32,426      152,176      141,636

Research and development expense .....................      18,110       17,210       62,309       55,416
Selling expense ......................................      13,867        8,909       45,264       37,311
Administrative expense ...............................       4,985        4,891       16,445       15,002
                                                         ---------    ---------    ---------    ---------
Operating (loss) income ..............................     (18,999)       1,416       28,158       33,907

Interest and other, net ..............................         712          387        1,753        1,077
                                                         ---------    ---------    ---------    ---------
(Loss) income before tax .............................     (18,287)       1,803       29,911       34,984
Credit (provision) for income taxes ..................       6,806         (747)     (11,217)     (13,431)
                                                         ---------    ---------    ---------    ---------
Net (loss) income ....................................   $ (11,481)   $   1,056    $  18,694    $  21,553
                                                         =========    =========    =========    =========

Net (loss) income per common share - basic and diluted   $   (0.30)   $    0.03    $    0.49    $    0.58
                                                         =========    =========    =========    =========

Weighted average common shares outstanding ...........      37,783       37,546       37,922       37,446
                                                         =========    =========    =========    =========






See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              March 31,     June 30,
                                                                                 2000         1999
                                                                              ---------    ---------
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents ............................................   $  51,328    $  51,546

     Receivables, less allowances of $8,590 and $4,954 ....................      53,331       46,244
     Inventories, at lower of cost (Fifo) or market:
        Raw materials and work in progress ................................       9,569        9,437
        Finished goods ....................................................      33,734       22,841
                                                                              ---------    ---------
                                                                                 43,303       32,278
     Prepaid income taxes .................................................       2,772        7,272
     Deferred income taxes ................................................       6,882        9,132
     Other current assets .................................................      13,331       10,757
                                                                              ---------    ---------
        Total current assets ..............................................     170,947      157,229

Property and equipment ....................................................      33,828       26,637
Less:  accumulated depreciation ...........................................     (18,065)     (16,409)
                                                                              ---------    ---------
                                                                                 15,763       10,228

Excess of purchase cost over amount assigned to net assets acquired, net of
     accumulated amortization of $15,635 and $12,693 ......................      38,365       41,307
Other assets ..............................................................      10,205       10,495
                                                                              ---------    ---------
                                                                              $ 235,280    $ 219,259
                                                                              =========    =========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 March 31,     June 30,
                                                                                   2000          1999
                                                                                 ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable ........................................................   $  18,625    $  13,457
     Accrued compensation and related benefits ...............................       6,865        5,601
     Accrued litigation settlement ...........................................         -          8,500
     Accrued royalties .......................................................       5,889        2,210
     Other accrued liabilities ...............................................       9,163        7,422
                                                                                 ---------    ---------
        Total current liabilities ............................................      40,542       37,190


Deferred income taxes ........................................................       3,937        4,493

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued         -            -
     Common stock, $.01 par value, 100,000,000 shares authorized, 38,884,803
        and 38,750,000 shares issued .........................................         388          388
     Additional paid-in capital ..............................................      97,658       96,407
     Retained earnings .......................................................     108,858       90,164
                                                                                 ---------    ---------
                                                                                   206,904      186,959
     Treasury stock, at cost (1,178,500 and 713,000 shares) ..................     (16,103)      (9,383)
                                                                                 ---------    ---------
        Total stockholders' equity ...........................................     190,801      177,576
                                                                                 ---------    ---------
                                                                                 $ 235,280    $ 219,259
                                                                                 =========    =========



See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              Nine months ended
                                                                                  March 31,
                                                                             --------------------
                                                                               2000        1999
                                                                             --------    --------
OPERATING ACTIVITIES:
Net income ...............................................................   $ 18,694    $ 21,553
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................      7,002       8,340
       Receivables provision .............................................     15,838      11,851
       Deferred income taxes .............................................      1,694        (781)
       Tax benefit from exercise of common stock options .................        380         -
       Decrease resulting from changes in operating assets and liabilities    (30,072)    (17,053)
                                                                             --------    --------
Net cash provided by operating activities ................................     13,536      23,910

INVESTING ACTIVITIES:
Purchase of property and equipment .......................................     (7,905)     (3,843)
Net change in short-term investments .....................................        -        12,000
                                                                             --------    --------
Net cash provided (used) by investing activities .........................     (7,905)      8,157

FINANCING ACTIVITIES:
Proceeds from the sale of common stock ...................................        -         6,000
Cash received on exercise of stock options ...............................        871         -
Purchase of treasury stock ...............................................     (6,720)    (12,848)
                                                                             --------    --------
Net cash (used) by financing activities ..................................     (5,849)     (6,848)
                                                                             --------    --------
(Decrease) increase in cash and cash equivalents .........................       (218)     25,219
Cash and cash equivalents at beginning of period .........................     51,546      26,136
                                                                             --------    --------
Cash and cash equivalents at end of period ...............................   $ 51,328    $ 51,355
                                                                             ========    ========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENTS
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's business, operating results for the quarter and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


2.       EARNINGS PER SHARE
         At March 31, 2000, options were outstanding for 6,058,829 shares of common stock. The incremental share effect of those options were not utilized in the calculation of net loss per share for the three months ended March 31, 2000. The net income per share calculation for the nine months ended March 31, 2000 did not utilize the average incremental shares of 583,000 for the three quarters ended March 31, 2000 because they had no effect on rounded earnings per share. Accordingly, the weighted average common shares outstanding for the nine-month period were used.

                                MIDWAY GAMES INC.

                                -----------------

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

FINANCIAL CONDITION

During the nine months ended March 31, 2000 cash used by operating, investing and financing activities was $218,000 compared with cash provided of $25,219,000 in the nine months ended March 31, 1999.

Cash provided by operating activities before changes in operating assets and liabilities was $43,608,000 in the nine months ended March 31, 2000 compared to $40,963,000 in the nine months ended March 31, 1999.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash outflow of $30,072,000 in the nine months ended March 31, 2000, compared with a cash outflow of $17,053,000 in the nine months ended March 31, 1999. The outflows were primarily due to the increase in receivables and inventories in both periods from their comparable balances at the respective June 30 year ends.

Cash used for the purchase of property and equipment during the nine months ended March 31, 2000 was $7,905,000 compared with $3,843,000 for the nine months ended March 31, 1999.

During the nine months ended March 31, 2000 and 1999, $6,720,000 and $12,848,000, respectively, of cash was used to acquire 465,500 and 984,800 shares, respectively, of the Company's common stock held in the treasury. The Board of Directors authorized the purchase of up to two million shares of which 1,928,500 had been purchased as of March 31, 2000. During the nine months ended March 31, 2000 the Company received $871,000 for the issuance of 134,803 common shares from the exercise of common stock options. During the nine months ended March 31, 1999, $6,000,000 of proceeds was received from the sale of 750,000 shares of common stock under an employee stock incentive plan which were from treasury shares.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement extends to October 31, 2000 and contains usual bank line of credit terms. There were no borrowings under the credit line at March 31, 2000 and $1,227,552 of letters of credit were outstanding. Management believes that cash and cash equivalents, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories and accounts receivable required in the operation of the business and the Company's other presently anticipated needs including any purchase of shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 1999

Revenues decreased $25,385,000 from $80,330,000 in the quarter ended March 31, 1999 to $54,945,000 in the quarter ended March 31, 2000.

Home video game revenues decreased 33% to $26,902,000 in the March 31, 2000 quarter compared to $39,870,000 in the prior year period. Unit sales decreased 12% and average unit sales price decreased 23%. The Company believes that these decreases are primarily due to deteriorating home console market conditions and the player acceptance of the products offered compared to other available products.

During the fiscal 2000 third quarter the Company released five new home video games on three platforms. New products shipped included three games for Sony PlayStation, one game for Nintendo 64 and one game for Color Gameboy. Midway's best selling home video games during the quarter were Hydro Thunder and Gauntlet Legends.

Coin-operated video game revenues decreased 31% to $28,043,000 in the March 31, 2000 quarter compared to $40,460,000 in the prior year period. The Company believes that the decrease in coin-op revenue was the result of weak industry market conditions and the market acceptance of Midway's products offered in the fiscal 2000 third quarter compared with the prior year's offerings. The current year third quarter included sales of Cruis'n Exotica, Skins Game and Gauntlet:
Dark Legacy. The third quarter of the prior fiscal year included sales of NBA
Showtime: the NBA on NBC as well as Hydro Thunder, which was one of the top-selling coin-op games of 1999.

Gross profit decreased to $17,963,000 (32.7% of revenues) in the quarter ended March 31, 2000 from $32,426,000 (40.3% of revenues) in the quarter ended March 31, 1999. The decrease in gross profit was primarily due to the decrease in revenues and lower gross profit margins on home video revenues. Home video game gross profit decreased to 35.4% of revenues in the quarter ended March 31, 2000 compared to 49.9% in the prior year third quarter because of the decline in unit sales price of home video games when unit costs did not decline.

Research and development expenses increased $900,000 from $17,210,000 (21.4% of revenues) in the quarter ended March 31, 1999 to $18,110,000 (33% of revenues) in the quarter ended March 31, 2000. The increased research and development expense is primarily due to the development of additional home video games for the new platforms being introduced in the future by the platform manufacturers.

Selling expense increased $4,958,000 from $8,909,000 (11.1% of revenues) in the quarter ended March 31, 1999 to $13,867,000 (25.2% of revenues) in the quarter ended March 31, 2000. The increase in selling expense was primarily from a higher level of advertising dollars expended based on an expected sales volume higher than the sales volume actually experienced. The increase in selling expense was also in part due to an increase in the marketing staff.

Administrative expense increased $94,000 from $4,891,000 (6.1% of revenues) in the quarter ended March 31, 1999 to $4,985,000 (9.1% of revenues) in the quarter ended March 31, 2000.

Operating (loss) income in the quarter ended March 31, 2000 decreased from income of $1,416,000 in the quarter ended March 31, 1999 to an operating loss of $18,999,000 in the quarter ended March 31,2000. The decrease results primarily from lower revenues coupled with a lower gross profit percentage and increased selling and research and development expense.

Net loss was $11,481,000, $0.30 per share, in the quarter ended March 31, 2000, compared with net income of $1,056,000, $0.03 per share, in the prior year period.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
NINE MONTHS ENDED MARCH 31, 1999

Revenues increased $13,811,000 from $295,330,000 in the nine months ended March 31, 1999 to $309,141,000 in the nine months ended March 31, 2000.

Home video game revenues increased to $221,512,000 in the March 31, 2000 nine-month period from $198,672,000 in the prior year period. Revenues for the March 31, 2000 nine-month period included $59,890,000 from the sale of video games for the Sega Dreamcast platform introduced in the United States by Sega in September 1999. The increase in home video game revenues is due to the sale of Sega Dreamcast video games and higher sales of Sony Playstation home video games, partly offset by lower sales of Nintendo 64, when compared to sales in the March 1999 nine-month period.

During the March 31, 2000 nine-month period, the Company released twenty-five new home video game products on four platforms. New products shipped included six for Nintendo 64, seven for Sony Playstation, seven for Color Game Boy and five for Sega Dreamcast. Midway's best selling video games during the nine-month period were NFL Blitz 2000, Ready 2 Rumble Boxing, Hydro Thunder, NBA Showtime, Gauntlet Legends, Mortal Kombat Gold and Paperboy.

Coin-operated video game revenues in the March 31, 2000 nine-month period decreased to $87,629,000 compared to $96,658,000 in the prior year nine-month period. The decrease was due to weak market conditions and lower market acceptance of the Company's coin-operated product offerings. The current nine-month period included initial sales of NFL Blitz 2000 Gold, San Francisco Rush 2049, Off Road Thunder and Touchmaster Infinity, Cruisi'n Exotica, Skins Game, Gauntlet: Dark Legacy and continuing sales of Hydro Thunder, Road Burners and Touchmaster.

Gross profit increased to $152,176,000 (49.2% of revenues) in the nine months ended March 31, 2000 from $141,636,000 (48% of revenues) in the nine months ended March 31, 1999. The increase in gross profit was primarily due to the increase in home video game revenues. Home video game gross profit increased to 55.8% of revenues in the nine months ended March 31, 2000 compared to 53.2% in the prior year nine-month period due to an increase in sales of disc-based units which carry a higher gross profit percentage. Lower home video games unit selling prices precipitated by unsettled market conditions in the later part of the nine-month period ended March 31, 2000 decreased the growth in gross profit. Coin-operated video game gross profit for the March 31, 1999 nine-month period included a $4,225,000 cost reduction due to a net recovery relating to previous years purchased parts overcharges from certain coin-operated game suppliers.

Research and development expense increased $6,893,000 from $55,416,000 (18.8% of revenues) in the nine months ended March 31, 1999 to $62,309,000 (20.2% of revenues) in the nine months ended March 31, 2000.

Selling expense increased $7,953,000 from $37,311,000 (12.6% of revenues) in the nine months ended March 31, 1999 to $45,264,000 (14.6% of revenues) in the nine months ended March 31, 2000. The increase in selling expense was primarily from a higher level of advertising dollars expended based on an expected sales volume higher than the sales volume actually experienced. The increase in selling expense was also in part due to an increase in the marketing staff.

Administrative expense increased $1,443,000 from $15,002,000 (5.1% of revenues) in the nine months ended March 31, 1999 to $16,445,000 (5.3% of revenues) in the nine months ended March 31, 2000.

Operating income in the nine months ended March 31, 2000 decreased $5,749,000 from $33,907,000 (11.5% of revenues) in the nine months ended March 31, 1999 to $28,158,000 (9.1% of revenues) in the nine months ended March 31, 2000. The decrease results primarily from higher research and development expense coupled with higher selling expense as discussed above. Operating income for the nine months ended March 31, 1999 was increased by $4,225,000 (1.4% of revenues) from the coin-operated games net recovery described above.

Net income was $18,694,000, $0.49 per share, in the nine months ended March 31, 2000, compared with net income of $21,553,000, $0.58 per share, in the prior year period. Net income for the March 31, 1999 nine-month period includes a benefit of $2,620,000, $0.07 per share, on an after tax basis, from the net recovery described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not applicable


PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information concerning the wrongful death action brought against us and other companies entitled James, et al. v. Meow Media, et al. as set forth in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended June 30, 1999 is herein incorporated by this reference. By order entered April 6, 2000, the case was dismissed against all defendants.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 25, 2000. The matters submitted to a stockholder vote were:

1) the election of four Class II directors to the Board of Directors; and

2) the ratification of the appointment of Ernst & Young LLP as independent auditors for the 2000 fiscal year.

The voting results were as follows:

1) Our stockholders re-elected each of the four incumbent Class II directors, as follows:

              Nominee                     For                Withheld
              -------                     ---                --------

         Kenneth J. Fednesa            35,396,493             749,449
         William E. McKenna            35,476,745             669,197
         Harvey Reich                  35,479,215             666,727
         Ira S. Scheinfeld             35,002,744           1,143,198

2) Stockholders voted 36,083,050 shares (99.8% of the shares represented at the meeting) in favor of the ratification of the appointment of Ernst & Young LLP as independent auditors for the 2000 fiscal year; 40,329 shares (0.2% of the shares represented at the meeting) voted against approval, and 22,563 shares (less than 0.1% of the shares represented at the meeting) abstained from voting or were unmarked and not voted.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

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

     3.4 Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3 to the 8-A Registration Statement.

    10.1 Amendments dated November 5, 1999 to the Employment agreement between the registrant and Neil D. Nicastro Dated as of July 1,1996

    10.2  Employment agreement between the registrant and Michael A. Ribero

    27    Financial Data Schedule


(b) Reports on Form 8-K
    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MIDWAY GAMES INC.
                                  (Registrant)




Dated:  May 10, 2000              By:  /s/ Harold H. Bach, Jr.
                                  ----------------------------
                                  Harold H. Bach, Jr.
                                  Executive Vice President-Finance
                                  Principal Financial and
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

                  3.4 Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3 to the 8-A Registration Statement.

                 10.1 Amendment to the Employment agreement between the registrant and Neil D. Nicastro Dated as of July 1, 1996

                 10.2 Employment agreement between the registrant and Michael A. Ribero

                 27        Financial Data Schedule