Form 10-K405
period 2000-06-30
MIDWAY GAMES INC
filed 2000-09-26
CIK 1022080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 36,530,396 shares of Common Stock held by non-affiliates of the registrant on September 22, 2000 was $253,520,970. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of Common Stock outstanding, excluding 1,178,500 shares held as treasury shares, was 37,710,725 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                 PARTS
                                                                 -----
Annual Report to Stockholders of Registrant for the fiscal     II and IV
  year ended June 30, 2000..................................

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As used in this Annual Report on Form 10-K, the terms "we," "us," "our' and "Midway" mean Midway Games Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $.01 par value per share.

     Midway(R) is our registered trademark. Our product names mentioned in this report are trademarks of Midway, except where they are licensed. Nintendo, Super Nintendo Entertainment System, Game Boy, Game Boy Color, Nintendo 64 and N64 are trademarks of Nintendo of America, Inc. Sega, Genesis, Dreamcast and Saturn are trademarks of Sega Enterprises, Ltd. Sony, PlayStation and PlayStation 2 are trademarks of Sony Computer Entertainment of America. Other trademarks mentioned in this report are the property of their respective owners.

     This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Wherever possible, we have identified these forward-looking statements by words such as "may," "will," "expect,"anticipate," "believe," "estimate," and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the amusement games industry, the success of planned advertising, marketing and promotional campaigns, as well as the items set forth under "Item 1. Business -- Risk Factors." We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Discussions containing forward-looking statements may be found in the materials set forth under "Item 1. Business" and incorporated by reference in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS.

                          DEVELOPMENT OF OUR BUSINESS

     We are a leading designer, publisher and marketer of interactive entertainment software played in both the coin-operated and home video game markets. Since the late 1970s, we have released many of the industry's leading games, including Mortal Kombat (this line of games has sold over 17 million copies in the home market), NFL Blitz, Hydro Thunder, Cruis'n USA, Cruis'n World, Rampage, NBA Jam, Joust, Defender, Pacman, Space Invaders, and Ready 2 Rumble Boxing and, through our subsidiary, Midway Games West Inc. (formerly, Atari Games Corporation), such leading games as San Francisco Rush Extreme Racing, Area 51, Gauntlet, Centipede, Asteroids and Pong. Our games are available for play in arcades and other establishments, such as restaurants and movie theaters, and on all major dedicated home video game platforms, including those of Nintendo, Sony and Sega.

     In fiscal 2000, we released ten coin-operated video games and 34 home video games (directly or under licensing arrangements, including all platforms), compared to ten new coin-operated video games and 25 new home video games (directly or under licensing arrangements, including all platforms) in fiscal 1999.

     Prior to April 6, 1998, Midway was a subsidiary of WMS Industries Inc. WMS and its subsidiaries (which are collectively referred to as "WMS" in this report) design, manufacture and market gaming equipment. On April 6, 1998, WMS distributed all of its shares of our common stock to its stockholders. Since this distribution (the "Spin-off"), WMS continues to provide some information services and facilities to us and, until September 30, 2000, to act as a contract manufacturer for our coin-operated video games. See "Item 13. Certain Relationships and Related Transactions."

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

     The video game business has undergone significant consolidation in recent years, and we believe that there are significant barriers to entry into the video game business that make it difficult for new entrants to succeed. For instance, the video game business requires specialized creative talent capable of utilizing the sophisticated technological tools required to design the complex video games that characterize the business today. The cost of developing video games is high and likely to increase as technology continues to evolve. In the home video game business, distribution channels are dominated by a select group of companies, and access to retail shelf space is a significant competitive factor.

COIN-OPERATED GAMES

     Coin-operated video games utilize specialized technology and hardware platforms that permit greater design flexibility than dedicated home platforms, which are limited by the design specifications of the particular platform. Coin-operated video games are manufactured in self-contained cabinetry and feature large video screens that display the game. Many of our games permit multiple players to play the same game simultaneously, and games are generally designed to permit the players to play against each other, in addition to being able to play against the game itself. Most coin-operated video games cost 50c to $1.00 to play a game of approximately two minutes in duration. New technologies employed in the manufacturing of coin-operated video games utilize advanced video platforms in which digital images are mapped to computer generated polygons that allow for the creation of three-dimensional graphic images.

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

     Dedicated Platforms. Historically, video game systems have been low in price, easy to use and had sophisticated audio-video capabilities, compared to personal computers available at the time. In 1986 and 1987 Nintendo and Sega, respectively, introduced 8-bit game systems. In 1989 and 1991 Sega and Nintendo, respectively, introduced more powerful 16-bit systems. Sega and Sony each began distribution of their 32-bit hardware systems (named Saturn and PlayStation, respectively) in 1994. Nintendo introduced its 64-bit Nintendo 64 system in the U.S. in 1996. Sega's Dreamcast, the first 128-bit platform, was introduced in Japan in 1998 and in the U.S. and Europe in 1999. Sony's PlayStation 2 was introduced in Japan in March 2000 and is expected to be released in the U.S. and Europe in October and November 2000, respectively. Additional 128-bit systems are expected to be released by Nintendo and Microsoft in 2001. We estimate that the number of units of Dreamcast, Nintendo 64, PlayStation and PlayStation 2 systems owned by users worldwide is currently about six million units, 24 million units, 72 million units and four million units, respectively. Sony estimates that approximately three million PlayStation 2 systems will be sold in the U.S. and Europe within the first six months after introduction. We believe that content providers with demonstrated capability for developing successful games will be in a position to develop games for whichever platforms achieve significant consumer acceptance.

     Previously, most software products for dedicated platforms were sold in cartridge form. However, disc-based systems have become increasingly popular because they have substantially lower manufacturing costs than games in cartridge form. The Sony PlayStation and PlayStation 2 and Sega Dreamcast platforms use disc-based technologies. The Nintendo 64 and Game Boy Color systems, however, continue to utilize software products in cartridge form.

     Handheld Game Systems. Nintendo's release in 1989 of the Game Boy, an 8-bit battery-operated, handheld interactive entertainment system, revolutionized the handheld game machine market. Previously, the only handheld systems available were dedicated to a single game. Nintendo's new handheld machine, Game Boy Color, was introduced in 1998. Nintendo has announced the release of its next generation handheld machine, Game Boy Advance, scheduled to be available in fiscal 2001. As of June 2000, Nintendo reported that shipments of these handheld systems had surpassed 100 million units worldwide.

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

                             OUR BUSINESS STRATEGY

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

     - EXPLOIT COIN-OPERATED PROVING GROUND -- We often develop our video games for initial release in the coin-operated market. To be successful, a coin-operated video game must be action-packed and fun, and provide enough excitement to encourage players to play the game repeatedly. Our experience has been that a successful coin-operated game is almost always a success in the home dedicated-platform market. The significant benefits that we realize from this strategic approach are threefold: (a) the results achieved in the initial coin-operated release are a meaningful indicator of the success the game might realize in the home market and help to determine the strategy that we will follow in choosing and releasing games in the home market; (b) the knowledge that a particular coin-operated video game is popular with consumers allows us to maximize profitability through simultaneous publication across multiple home platforms thereby spreading developmental, advertising and promotional costs over a greater number of units; and (c) a successful coin-operated game promotes sales for subsequent home versions of the game among the players exposed to the game in arcades and other coin-operated venues.

     - MAINTAIN PLATFORM INDEPENDENCE -- We develop games for all major dedicated home platforms (Nintendo, Sony and Sega) and handheld platforms. We are a leading developer of video games for the 32-bit, 64-bit and 128-bit game platforms which are currently being marketed by hardware manufacturers. According to TRSTS reports for fiscal 2000, we were ranked fourth among 73 companies in sales of 32-, 64- and 128-bit home video games. In fiscal 2000, no company other than Sega sold more units of games for the Dreamcast platform than we did, and only two companies other than Nintendo released more titles for the Nintendo 64 than we we did. In fiscal 1999 and 1998, we released at least as many games on the Nintendo 64 platform as any developer other than Nintendo itself. Because we produce video games for multiple platforms, we are not fully dependent on any particular game platform. We believe that, as a result of our relationships with the major home platform manufacturers, our game development expertise and our strategy of investing in advanced technology, we are well positioned for the rapid technological evolution that characterizes the home video game market.

     - EXPLOIT FRANCHISE AND LIBRARY VALUE -- We seek to exploit our franchise properties such as Mortal Kombat. We have released five different coin-operated games under the Mortal Kombat title and published or licensed home versions of each of those games. We have also licensed two television and two film adaptations of Mortal Kombat and granted merchandising licenses in the toy, clothing, comic book, strategy guide and other product lines. In fiscal 2000, we released the home video games, Mortal Kombat Gold and Mortal Kombat Special Forces. We also seek to utilize our large library of video games to release "arcade classics" and updated versions of these classics. For the home video game market, in fiscal 2000, we have released two collections of arcade classic games and three individual arcade classics in the handheld market. Also in fiscal 2000, for the first time, we introduced Internet play of ten of our classic games under a license with Shockwave.com. We also released Gauntlet Dark Legacy, a new sequel to our classic Gauntlet, and we introduced a third sequel, Rampage Through Time, to our classic Rampage.

     - DEVELOP AND EXPLOIT MULTI-SITE GAME PLAYING NETWORK -- We are developing the Midway Tournament Network, our own Internet-based, coin-operated interactive video game playing network technology, allowing players to play in a tournament format to compete for prizes. We anticipate that this technology will result in greater player utilization and profitability of games.

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

                            NEW PRODUCT DEVELOPMENT

     Our goal is to produce video games that are action-packed and fun, and provide enough excitement and challenge at various levels of proficiency to encourage players to play our games repeatedly. Our game design personnel are organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The lead designers manage the work of the other team members and are responsible for the overall design of the game. We may also evaluate coin-operated games designed by others with a view toward obtaining licenses authorizing us to manufacture and sell those games. Each concept is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits in with our general strategy and profitability objectives. We produce games in the action, driving and sports categories.

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

     The designers are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. We have developed and maintain a substantial library of proprietary software and development tools, including animation and digitally texture-mapped polygon images. Use of these tools streamlines the development process, allowing members of the development teams to focus their efforts on the play and simulation aspects of the product under development. We have also developed software tools to expedite conversion of software from one hardware format to another and to provide sound and special visual effects. We continually create new software and development tools and refine and upgrade our existing tools.

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

     During the fiscal years ended June 30, 2000, 1999 and 1998, we spent approximately $89.4 million, $76.0 million and $67.5 million, respectively, on research and development. Some features of our products are protected by patents, trademarks and copyrights. We are both a licensor and licensee of these proprietary rights.

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

PRODUCTS

     Coin-Operated Games. In fiscal 2000, we released ten new coin-operated video games: NFL Blitz 2000 Gold, San Francisco Rush 2049, NBA Showtime Gold, Off Road Thunder, Touchmaster Infinity, Cruis'n Exotica, Skins Game, Gauntlet:
Dark Legacy, Touchmaster 8000 and C.A.R.T. Fury. TouchMaster Infinity and Touchmaster 8000 are touchscreen coin-operated games containing multiple game options. In fiscal 1999, we released ten new coin-operated video games. During fiscal 1998, we released eight new coin-operated video games. In fiscal 2001, we expect to release five coin-operated game titles.

     Coin-operated games are sold to distributors at prices ranging from $3,000 to $7,000. We also manufacture kits which can be used by the operator to convert an existing coin-operated cabinet to a new release. The kits are sold to distributors at prices ranging from $1,000 to $3,000.

     We are developing the Midway Tournament Network, an Internet-based, interactive coin-operated video game playing network that will allow players to play in a tournament format to compete for prizes. We believe that this technology will result in greater player utilization and profitability of games.

     Home Video Games. During fiscal 2000, we introduced 26 home video games for dedicated platforms, comprised of 15 titles for the home, including NFL Blitz 2000, Ready 2 Rumble Boxing, Hydro Thunder, NBA Showtime, Gauntlet Legends, Mortal Kombat Gold, Paperboy and Rampage Through Time. In fiscal 1999, we introduced 17 home video games for dedicated platforms, comprised of 12 titles for the home, including World Driver: Championship, NFL Blitz, California Speed, Rush 2: Extreme Racing USA, Rampage 2 Universal Tour, Twisted Edge Extreme Snowboarding and a collection of arcade classics. The fiscal 1998 home game product line featured 35 home video games for dedicated platforms, comprised of 20 titles, including Mortal Kombat 4, Mortal Kombat Mythologies: Sub-Zero, Top Gear Rally, The NHL & NHLPA Present Wayne Gretzky's 3D Hockey '98, San Francisco Rush Extreme Racing, Rampage World Tour, Mace-The Dark Age, Gex: Enter the Gecko and Pandemonium 2. In fiscal 2001, we expect to release 26 home video games for dedicated platforms, comprised of 18 home video game titles. Most titles are published in multiple versions, each of which is designed for a specific dedicated platform.

     We released eight new handheld titles for Game Boy Color during fiscal 2000 and eight during fiscal 1999. We anticipate releasing six new handheld titles for Game Boy Color during fiscal 2001.

     Most of our home video games for dedicated platforms have suggested retail prices ranging from $39.95 to $49.95. Suggested retail prices for Game Boy Color are usually $29.95.

2000 HOME VIDEO GAME RELEASES

     The following table lists the games that were released by us directly or under licensing arrangements during fiscal 2000 and the platforms on which each can be played in the home market.

                  GAME                     CATEGORY                  PLATFORM(S)
                  ----                     --------                  -----------
Arcade Party Pak*........................  Classic    PlayStation
Billy Bob's Huntin' n Fishin'............  Action     Game Boy Color
Colony Wars III: Red Sun.................  Action     PlayStation
4 Wheel Thunder..........................  Driving    Dreamcast
Gauntlet Legends*........................  Action     Dreamcast; PlayStation; Nintendo 64
Hydro Thunder*...........................  Driving    Dreamcast; PlayStation; Nintendo 64
Jackie Chan Stuntmaster..................  Action     PlayStation
Kurt Warner's Arena Football Unleashed...  Sports     PlayStation
Marble Madness*..........................  Classic    Game Boy Color
Midway's Greatest Arcade Hits -- Vol.      Classic    Dreamcast
  1*.....................................

                  GAME                     CATEGORY                  PLATFORM(S)
                  ----                     --------                  -----------
Mortal Kombat Gold*......................  Action     Dreamcast
Mortal Kombat Special Forces*............  Action     PlayStation
NBA Showtime: NBA on NBC*................  Sports     Dreamcast; PlayStation; Nintendo 64; Game
                                                      Boy Color
NFL Blitz 2000*..........................  Sports     Dreamcast; PlayStation; Nintendo 64; Game
                                                      Boy Color; PC
Paperboy*................................  Action     Nintendo 64
Rampage 2: Universal Tour*...............  Action     Game Boy Color
Rampage Through Time*....................  Action     PlayStation
Rampart*.................................  Classic    Game Boy Color
Ready 2 Rumble Boxing....................  Sports     Dreamcast; PlayStation; Nintendo 64; Game
                                                      Boy Color
Toobin'*.................................  Classic    Game Boy Color

-------------------------

*  Based upon one or more previously released coin-operated video games.

1999 HOME VIDEO GAME RELEASES

     The following table lists the games that were released by us directly or under licensing arrangements during fiscal 1999 and the platforms on which each can be played in the home market.

                  GAME                     CATEGORY                  PLATFORM(S)
                  ----                     --------                  -----------
Arcade's Greatest Hits--Atari Collection   Classic    Personal Computer ("PC")
  2*.....................................
Arcade Hits Joust/Defender*..............  Classic    Game Boy Color
Arcade Hits Spy Hunter/Moon Patrol*......  Classic    Game Boy Color
Assault: Retribution.....................  Action     PlayStation
Body Harvest.............................  Action     Nintendo 64
California Speed*........................  Driving    Nintendo 64
Gex: Enter the Gecko.....................  Action     Nintendo 64; PC
Klax*....................................  Classic    Game Boy Color
Micro Machines V3........................  Driving    Nintendo 64; PC
Mortal Kombat 4*.........................  Action     Game Boy Color
NFL Blitz*...............................  Sports     Nintendo 64; PlayStation; Game Boy Color;
                                                      PC
Paperboy*................................  Classic    Game Boy Color
Rampage World Tour*......................  Action     Game Boy Color
Rampage 2 Universal Tour*................  Action     Nintendo 64; PlayStation
Rush 2: Extreme Racing USA*..............  Driving    Nintendo 64
720(LOGO) Skateboarding*.................  Classic    Game Boy Color
Twisted Edge Extreme Snowboarding........  Sports     Nintendo 64
Wipe Out 64..............................  Driving    Nintendo 64
World Driver: Championship...............  Driving    Nintendo 64

-------------------------

  *  Based upon one or more previously released coin-operated video games.

MARKETING AND DISTRIBUTION

     Coin-Operated Games. Coin-operated video games are sold under the Midway trademark. Coin-operated video games are marketed primarily through over 100 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of our coin-operated video games also to distribute games produced by other manufacturers. We do not believe that the loss of a distributor would have a material adverse effect on our business. If we were to lose a distributor, we believe that we could make arrangements with alternate distributors.

     Coin-operated games are also marketed through trade shows, promotional videotapes or CD-ROMs and advertising in trade publications. We also have an Internet website featuring our products and upcoming releases, located at www.midway.com. Service updates and press releases are available on the web site as well as interactive features, including on-line shopping and access to technical support.

     Home Video Games. Our home video games are marketed under the Midway trademark. We market through our internal sales staff and through independent sales representatives to approximately 14,000 stores, including mass merchandisers; foreign, national and regional retailers; discount store chains; video rental retailers; and entertainment software distributors and re-sellers. It is customary for the sales representatives and distributors of our home games who are assigned specific customers to also distribute games produced by other manufacturers. Our principal customers for home video games are mass merchandisers such as Toys-R-Us, Wal-Mart and Target. Sales to our largest customer, Wal-Mart, represented 13.6% of our total revenues in fiscal 2000. Sales to our second-largest customer, Toys-R-Us, represented 10.7% of our total revenues in fiscal 2000.

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

     Until May 1999, we had various agreements with GT Interactive Software Corp. ("GTIS") under which we had granted license options and distribution rights to GTIS relating to many of our home video games. Games optioned by GTIS under these agreements were licensed for varying terms. Under these agreements, GTIS had previously paid non-refundable license fees to us in the aggregate amount of $35.0 million. In March 1998, we purchased the distribution rights for our personal computer games in North America from GTIS for $8.0 million. On August 16, 1999, in connection with the settlement of litigation with GTIS, we reacquired from GTIS all remaining distribution rights for our home video games under a settlement agreement under which we paid GTIS $8.5 million. Under the terms of our former agreements with GTIS, GTIS was not required to pay to us the revenues and profits from sales of home video games in territories in which GTIS had distribution rights until the non-refundable license fees were recouped by GTIS. The settlement allows us to sell our home video games directly into those markets and to receive the revenues and profits from these sales. In the first quarter of fiscal 2000, we opened an office in the United Kingdom to conduct foreign sales.

     In 1994, we formed a joint venture with Nintendo to develop video games on some platforms developed by Nintendo. The joint venture is owned 50% by each of Nintendo and us. In connection with the formation of the joint venture, we also entered into arrangements with Nintendo for the development of a version of Cruis'n USA and Cruis'n World for Nintendo 64. The joint venture has the right to distribute home versions of any coin-operated sequels of Cruis'n USA that we develop. Nintendo released the first home video game under a license from the joint venture, Cruis'n World, in fiscal 1999. We released a coin-operated sequel to this game, Cruis'n Exotica, in fiscal 2000, and we expect to release home versions of this game for the Nintendo 64 and Color Game Boy in fiscal 2001.

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

     Export Sales. Our sales to customers located outside the United States, primarily to Western Europe, were $45.3 million (13.6% of revenues) for fiscal 2000, compared with $35.6 million (10.1% of revenues) for fiscal 1999 and $42.9 million (11.0% of revenues) for fiscal 1998.

MANUFACTURING

     Coin-Operated Games. Our coin-operated games have been manufactured by WMS under a Manufacturing Agreement dated as of April 6, 1998 between the parties. See "Item 13. Certain Relationships and Related Transactions." We have made arrangements to use other manufacturers beginning in the second quarter of fiscal 2001. Game production is generally based on advance purchase orders from distributors with respect to coin-operated games, and generally no significant inventory of finished goods is maintained.

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

     The raw materials used in manufacturing coin-operated video games include various metals, plastics, wood and glass obtained from numerous sources of supply. In addition, numerous component parts, including electronic subassemblies, video monitors and wooden cabinets, are purchased from suppliers. We believe that the sources of supply of component parts and raw materials are adequate and that substitute sources of materials are available.

     Home Video Games. Manufacturing of home video games for dedicated and handheld platforms is generally performed for us by the developer of the game platform (i.e., Nintendo, Sony or Sega) or its designee, as required by the applicable platform license. Platform manufacturers typically retain the right to approve the games to be released under manufacturing and licensing arrangements. Home game production is based upon estimated demand for each specific title, and the level of the inventory of finished goods depends upon the variance in market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must provide some of the platform manufacturers with a purchase order for that product and an irrevocable letter of credit for 100% of the purchase price. We purchase most of the products manufactured by the dedicated platform manufacturers for us on an "as is" and "where is" basis, and delivery is at our expense and risk. Initial orders generally require 30 to 45 days to manufacture depending on the platform. Reorders of cartridge-based products require approximately 30 to 40 days to manufacture, while reorders of disc-based products generally require only 7 to 14 days. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of manufacturer.

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

PRODUCT RETURNS AND PRICE ADJUSTMENTS

     In our home video game business, we accept product returns for defective products and sometimes provide replacements, markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of our home video games. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See "Risk Factors--Product returns and price adjustments could exceed our reserves."

PLATFORM LICENSES

     Under non-exclusive license arrangements with Nintendo, Sony and Sega, we have the right to develop and market software products for (i) Nintendo's Super Nintendo Entertainment System, Nintendo 64, Game Boy and Game Boy Color platforms, (ii) Sony's PlayStation and PlayStation 2 and (iii) Sega's Dreamcast, Genesis and Saturn platforms. Generally, no specific hardware license is required for the development and marketing of personal computer software. Some of the platform license agreements or renewals of existing agreements are in the process of being finalized with the platform manufacturers. However, Midway and these platform manufacturers have proceeded as if the formal agreements were in place by approving new game concepts, manufacturing new home video games and otherwise. We believe that these informal arrangements are not uncommon in the home video game business. We do not believe there is any significant risk that the definitive platform license agreements will not be finalized on terms acceptable to us.

     Each dedicated platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted to the dedicated platform manufacturer, as applicable, for pre-publication approval. This approval is generally discretionary. We bear all costs and expenses in connection with our development of games under our agreements with each of the dedicated platform manufacturers. Dedicated platform manufacturers charge us a fixed amount for each software cartridge or disc that they manufacture or a royalty if third parties perform the manufacturing. This charge generally includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's name and proprietary information and technology, and may be subject to adjustment by the dedicated platform manufacturer in its discretion. We are responsible in most cases for resolving, at our expense, any software warranty or repair claim. To date, we have not experienced any material costs from software warranty claims.

     Some platform license arrangements require that we bear the risk that the information and technology licensed from the dedicated platform manufacturers and incorporated into our software may infringe the rights of third parties. We must indemnify the dedicated platform manufacturers against some claims resulting from the development, marketing, sale or use of our software products, including some claims for copyright, patent or trademark infringement that may be brought against a dedicated platform manufacturer. To date, no dedicated platform manufacturer has sought indemnity for any liabilities incurred as a result of lawsuits of this kind or related legal expenses.

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

     In fiscal 2000, substantially all of our unit sales of software products were for use on dedicated and handheld game platforms. We expect that a large portion of our revenues in the coming years will continue to be derived from dedicated and handheld platforms. See "Risk Factors--We depend on dedicated game platform manufacturers."

INTELLECTUAL PROPERTY LICENSES

     While we primarily seek to develop original proprietary games, some of our games are licensed from third party developers or based on trademarks and other rights and properties owned by third parties, such as the National Basketball Association and the National Football League or their respective players' associations, and licensed to us. Typically, we are obligated to make minimum guaranteed royalty payments over the term of the license and to advance payment against these guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of material breach (including failure to pay any amounts owing to the licensor in a timely manner) by us and other events, and, in some cases, are renewable upon payment of minimum guarantees or the attainment of specified sales levels during the term of the license. Some licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each software title may embody a number of separately protected intellectual property rights, including: (i) trademarks associated with elements of the game (e.g., the NBA team logos in NBA Showtime); (ii) the trademarks under which the game is marketed (e.g., Mortal Kombat); (iii) the copyrights for the game software (including the game's audiovisual elements); (iv) copyrights for the software associated with the hardware platform; and (v) the patents for inventions in the game software and hardware platforms. Each dedicated home game includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of some of our titles are owned by third parties and licensed to us. We rely on these third parties for protection of our licensed intellectual property rights. Their failure to adequately protect these rights could have a material adverse effect on us.

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

COMPETITION

     The video game business is intensely competitive and is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. See "Risk Factors--Our market is highly competitive."

     In the coin-operated market, we compete principally with foreign manufacturers such as Capcom, Konami, Namco, Sega and Taito. In the home market, we compete principally with Nintendo, Sony and Sega, the largest publishers of software for their respective systems. We also compete in the United States and Canada with numerous companies licensed by Nintendo, Sony and Sega to develop software products for use with their respective systems. These competitors include Acclaim, Activision, Capcom, Eidos, Electronic Arts, Infogrames, Konami, Lucas Arts, Namco, THQ and 3DO, among others. Additionally, our games which are sold for use on personal computers compete with entertainment software sold by companies such as Acclaim, Hasbro Interactive, Havas Interactive, Electronic Arts, Infogrames, Learning Co. and Microsoft, among others.

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

EMPLOYEES

     At September 22, 2000, we had approximately 775 employees. We believe that our relations with our employees are satisfactory.

                                  RISK FACTORS

     Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect our operating results or the value of our common stock are as follows:

WE DEPEND ON MARKET ACCEPTANCE OF NEW PRODUCTS.

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

WE MAY EXPERIENCE DELAYS IN INTRODUCING NEW PRODUCTS.

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

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

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

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER.

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

WE EXPERIENCE SEASONAL VARIATIONS IN THE SALE OF OUR HOME VIDEO GAMES.

     Sales of home video games are typically significantly higher during the September and December quarters due to the year-end holiday buying season. Sales in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. We often do not achieve consistent profitability on a quarterly or annual basis.

OUR MARKET IS HIGHLY COMPETITIVE.

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

PRODUCT RETURNS AND PRICE ADJUSTMENTS COULD EXCEED OUR RESERVES.

     In our home video game business, we accept product returns for defective products and sometimes provide replacements, markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of our home games. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns of defective products. These reserves are established according to estimates of the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. If product returns, markdowns and credits exceed our reserves on our business, operating results and financial condition could be materially and adversely affected.

WE DEPEND ON DEDICATED GAME PLATFORM MANUFACTURERS.

     We depend heavily on the manufacturers of dedicated video game platforms, who are also our competitors. In fiscal 2000, substantially all of our unit sales of software products for the home market were for use on dedicated or handheld game platforms. Our platform licenses can be canceled by the licensor for breach and may be renewed only at the discretion of the licensor. If the popularity of home video games on dedicated hardware platforms materially declines, or if we were to lose our license to publish software from Nintendo, Sega or Sony, our business would be materially and adversely affected.

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

WE DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS.

     We depend on third parties to manufacture our coin-operated games and the game cartridges and discs for our home video games. We have not experienced any material delays or interruptions in the delivery of our products due to manufacturing delays or interruptions. It is possible, however, that manufacturing delays or interruptions could cause delays or interruptions in product delivery. If any significant delays occur, and we cannot substitute another manufacturer in time, delays could materially and adversely affect our business, operating results and financial condition. Unanticipated price increases from these manufacturers also could adversely affect our business.

WE RELY ON THIRD PARTIES TO DEVELOP SOME OF OUR HOME VIDEO GAME TITLES.

     Some of our home video games are designed by third parties. The number of titles developed by third parties varies from quarter to quarter. The failure to identify and acquire suitable titles from third party designers could adversely affect our revenues and business.

WE MAY BE UNABLE TO OBTAIN LICENSES FOR INTELLECTUAL PROPERTY.

     Some of our games are based on properties or trademarks owned by third parties, such as the National Basketball Association and National Football League or their respective players' associations. Our future success may also depend upon our ability to obtain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring additional intellectual property rights with significant commercial value.

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

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY.

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

     - effectively manage growth from acquisitions; or

     - anticipate and evaluate the risks involved in acquiring and operating a new business or asset.

     The focus on an acquisition strategy could divert our management's resources from more valuable projects. The acquisition of a costly or unproductive business or asset could materially and adversely affect our business.

WE DEPEND ON OUR KEY PERSONNEL.

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

WE MAY HAVE CONFLICTS OF INTEREST WITH WMS.

     Our Chief Executive Officer and six of our other directors are also directors and stockholders of WMS and may be subject to various conflicts of interest. These conflicts include, among others, the performance by the two companies under their existing agreements with each other, as well as the negotiation of any agreements required to be entered into in the future between these two parties. See "Item 13. Certain Relationships and Related Transactions."

     Neil D. Nicastro, our Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer is a director of and a consultant to WMS. Louis J. Nicastro, one of our directors, is also the Chairman of the Board and Chief Executive Officer of WMS. Neil D. Nicastro is the son of Louis J. Nicastro.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF MIDWAY.

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

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

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

     - general market or economic conditions; or

     - other factors.

SHARES AVAILABLE FOR SALE IN THE FUTURE COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     We have 100,000,000 authorized shares of common stock, of which approximately 37.7 million shares were issued and outstanding as of September 22, 2000, excluding approximately 1.2 million treasury shares. If all of our outstanding stock options were exercised as of that date, approximately 44.0 million shares of common stock would be outstanding. Our board of directors has broad discretion with respect to the issuance of the remaining authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. If we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. In addition, the future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

OUTSTANDING STOCK OPTIONS MAY DILUTE OUR COMMON STOCK AND DEPRESS ITS MARKET PRICE.

     As of September 22, 2000, we had outstanding options to purchase an aggregate of approximately 6.3 million shares of common stock. Our stock option and stock incentive plans also authorize the grant of options to purchase approximately an additional 1.2 million shares of common stock. During the terms of our outstanding options, the holders are given the opportunity to profit from a rise in the market price of our common stock. The terms of our outstanding options currently average approximately eight years. The holders of options would be most likely to exercise them and purchase our common stock at a time when we could obtain capital by a new offering of securities on terms more favorable to us than those provided by the options.

ITEM 2. PROPERTIES.

     Our principal office is located at 3401 North California Avenue, Chicago, Illinois in premises owned by WMS. The following table contains information describing the general character of our other principal properties, all of which are leased facilities.

                                                         APPROXIMATE    ANNUAL         LEASE
LOCATION                          PRINCIPAL USE          SQUARE FEET   RENT ($)   EXPIRATION DATE
--------                          -------------          -----------   --------   ---------------
2727 W. Roscoe Street       Design and development         47,500      146,000       06/30/01
Chicago, IL
3325 N. California Ave.     Design and development         14,500      115,000       01/31/04
Chicago, IL
675 Sycamore Drive          Design and development and     84,501      593,196       07/31/05
Milpitas, CA                offices
800 N. Main Street          Sales and offices              14,700       77,760       06/01/03
Corsicana, TX
10110 Mesa Rim Road         Design and development         27,512      250,644       06/01/02
San Diego, CA
6865 Flanders Drive         Design and development          4,187       50,244       06/30/02
San Diego, CA
6620 Mesa Ridge Road        Sales and marketing             9,104       98,329       06/30/02
San Diego, CA
86 Albrecht                 Sales and development and      45,646      257,890       10/14/04
Lake Bluff, IL              parts sales
Dallas Corporate Center     Warehouse                      56,092      196,322       07/30/04
#11
11850 Newberry, Suite 100
Dallas, TX
Macmillan House             Office                          2,010      205,000*   month-to-month
96 Kensington High Street
London, England

-------------------------
* L134,820

     We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

ITEM 3. LEGAL PROCEEDINGS.

     On April 12, 1999, a wrongful death action was commenced against us and other companies by the administrators for three children who were murdered in 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action, entitled James, et al. v. Meow Media, et al. was brought in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99CV96-J against 25 defendants. The defendants included 18 companies in the video game business, five companies that produced or distributed the movie "The Basketball Diaries" and two companies that allegedly provide obscene Internet content. The complaint alleged, with respect to Midway and other video game companies, that Carneal, then 14 years old, was influenced by the allegedly violent content of unspecified video games and that the video game manufacturers and suppliers were liable for Carneal's conduct. The complaint sought $10 million in compensatory damages with respect to each of the three children and $100 million in punitive damages.

     The action was dismissed against all defendants by order entered April 6, 2000. The plaintiffs have appealed this order to the United States Court of Appeals for the Sixth Circuit. We have received plaintiffs' appellate brief. The defendants' appellate response brief is due October 19, 2000. Plaintiffs' reply brief is due November 2, 2000. As of September 22, 2000, no oral argument has been scheduled.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is incorporated by reference from our 2000 Annual Report to Stockholders, under the heading "Market for the Company's Common Stock and Related Security-Holder Matters" and is filed with the SEC in
Exhibit 13 to this report.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference from our 2000 Annual Report to Stockholders, under the heading "Selected Five-Year Financial Data" and is filed with the SEC in Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference from our 2000 Annual Report to Stockholders, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is filed with the SEC in Exhibit 13 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is incorporated by reference from our 2000 Annual Report to Stockholders and is filed with the SEC in Exhibit 13 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. The following table sets forth information as of September 22, 2000 (except as otherwise footnoted) with respect to each of our directors. Neil D. Nicastro is the son of Louis J. Nicastro; otherwise, there is no family relationship between any of our directors or executive officers. Our board of directors is divided into three classes. The term of office for the Class I directors expires at the Annual Meeting of Stockholders to be held in 2001; the term of office for the Class II directors expires at the Annual Meeting of Stockholders to be held in 2003; and the term of office for the Class III directors expires at the Annual Meeting of Stockholders to be held in 2002. Directors are elected for staggered three year terms to succeed those directors whose terms expire.

                                                                                SHARES OF     PERCENTAGE
                                                               DIRECTOR OR     COMMON STOCK       OF
                                                                EXECUTIVE      DEEMED TO BE   OUTSTANDING
                                 POSITION(S) WITH MIDWAY;     OFFICER OF THE   BENEFICIALLY     COMMON
NAME (AGE)                         PRINCIPAL OCCUPATION       COMPANY SINCE      OWNED(1)      STOCK(1)
----------                       ------------------------     --------------   ------------   -----------
Class I Directors: term expires at our 2001 Annual Meeting
Neil D. Nicastro (43)........  Chairman of the Board,              1988          2,306,758(2)     5.9%
                               President, Chief Executive
                               Officer and Chief Operating
                               Officer
William C. Bartholomay
  (72).......................  Director; President of Near         1996             90,370(3)       *
                               North National Group
Norman J. Menell (68)........  Director; Vice Chairman of          1996             62,506(3)       *
                               the Board of WMS
Louis J. Nicastro (72).......  Director; Chairman of the           1988             60,547(3)       *
                               Board and Chief Executive
                               Officer of WMS
Class II Directors: term expires at our 2003 Annual Meeting
Kenneth J. Fedesna (50)......  Executive Vice President --         1996            221,435(4)       *
                               Product Development and
                               Director
William E. McKenna (81)......  Director; General Partner,          1996             61,958(3)       *
                               MCK Investment Company
Harvey Reich (71)............  Director; Attorney                  1996             61,277(3)       *
Ira S. Sheinfeld (62)........  Director; Attorney,                 1996             66,801(3)       *
                               Squadron, Ellenoff, Plesent
                               & Sheinfeld LLP
Class III Directors: term expires at our 2002 Annual Meeting
Harold H. Bach, Jr. (68).....  Executive Vice President --         1990            230,130(5)       *
                               Finance, Treasurer and Chief
                               Financial Officer and
                               Director
Byron C. Cook (46)...........  Vice-Chairman of the Board          1996            597,253(6)     1.6%
Richard D. White (46)........  Director; Managing Director,        1996             45,000(3)       *
                               CIBC Capital Partners
Gerald O. Sweeney, Jr.
  (48).......................  Director; Attorney, Lord,           1996             45,000(3)       *
                               Bissell & Brook

-------------------------

 *  Less than 1%.

(1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire those shares within 60 days. Percentages are based on 37,710,725 shares outstanding as of September 22, 2000.

(2) Includes 1,531,850 shares of common stock underlying stock options.

(3) Includes 45,000 shares of common stock underlying stock options.

(4) Includes 169,229 shares of common stock underlying stock options.

(5) Includes 183,842 shares of common stock underlying stock options.

(6) Includes 424,955 shares of common stock underlying stock options.

     NEIL D. NICASTRO has been our President and Chief Operating Officer since 1991. In July 1996, Mr. Nicastro became Chairman of the Board and Chief Executive Officer, having served as Co-Chief Executive Officer and Chief Operating Officer since 1994. Mr. Nicastro also served in other executive positions for us in the past. Mr. Nicastro has served as a director of WMS since 1986 and as consultant to WMS since April 1998. Mr. Nicastro became sole Chief Executive Officer of WMS in June 1996, Co-Chief Executive Officer in 1994, President in 1991 and Chief Operating Officer in 1990. Mr. Nicastro resigned his officerships with WMS in April 1998, at the time of the Spin-off.

     WILLIAM C. BARTHOLOMAY is President of Near North National Group, Chicago, Illinois (insurance brokers) and Chairman of the Board of the Atlanta Braves (National League Baseball). He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of Time Warner Inc. since 1994, having also held that office during the period 1976-1992. Mr. Bartholomay is a director of WMS.

     NORMAN J. MENELL has been Vice Chairman of the Board of WMS since 1990 and is a director of WMS. He previously held various executive offices at WMS from 1981 to 1990, including President.

     LOUIS J. NICASTRO has been the Chief Executive Officer of WMS since April 1998 and was also its President from April 1998 to April 2000. He has served as Chairman of the Board of WMS since its incorporation in 1974. Mr. Nicastro also served WMS as Chief Executive Officer or Co-Chief Executive Officer from 1974 to June 1996 and as President (1985-1988, 1990-1991), among other executive positions. Mr. Nicastro also served as Chairman of the Board and Chief Executive Officer of WHG Resorts & Casinos Inc. and its predecessors from 1983 until January 1998. He also served as our Chairman of the Board and Chief Executive Officer or Co-Chief Executive Officer from 1988 to June 1996 and our President from 1988 to 1991.

     KENNETH J. FEDESNA became our Executive Vice President--Product Development in May 2000 and was Executive Vice President--Coin-Op Video from August 1996 until May 2000. Mr. Fedesna served as our Vice President and General Manager from 1988 to August 1996. He also served as Vice President and General Manager of Williams Electronics Games, Inc., a subsidiary of WMS, for over five years until August 1999.

     WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for over five years. He also is a director of Drexler Technology Corporation and WMS.

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

     HAROLD H. BACH, JR. became our Executive Vice President--Finance and Chief Financial Officer in August 1996. Previously, Mr. Bach served as our Senior Vice President--Finance and Chief Financial Officer from 1990 to August 1996, and he has served as Treasurer continuously since 1994. Mr. Bach also served as Vice President--Finance, Chief Financial and Chief Accounting Officer of WMS for over five years until September 1999. Prior to joining WMS, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

     BYRON C. COOK became our Vice-Chairman of the Board in May 2000 and served as our Executive Vice President--Home Video from August 1996 to May 2000. Mr. Cook was the President and Chief Operating Officer of our subsidiary, Midway Home Entertainment Inc. from 1994 to May 2000. Prior to our acquisition of Tradewest, Inc. in 1994, Mr. Cook was President of Tradewest from 1988 to1994, and he was a co-founder of that company.

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

             NAME                AGE                             POSITION
             ----                ---                             --------
Neil D. Nicastro...............  43    Chairman of the Board, President, Chief Executive Officer
                                       and Chief Operating Officer
Michael A. Ribero..............  44    Executive Vice President--Publishing
Harold H. Bach, Jr.............  68    Executive Vice President--Finance, Treasurer and Chief
                                       Financial Officer
Byron C. Cook..................  46    Vice-Chairman of the Board
Kenneth J. Fedesna.............  50    Executive Vice President--Coin-Op Video
Deborah K. Fulton..............  37    Vice President, Secretary and General Counsel

     The current principal occupation or employment of Messrs. Nicastro, Bach, Cook and Fedesna during the last five years is set forth in Item 10(a) above.

     Mr. Ribero joined us as Executive Vice President in July 1999 and was named Executive Vice President--Publishing in May 2000. From November 1998 to June 1999, Mr. Ribero was Senior Vice President and General Manager, EA Sports of Electronic Arts, a video game publisher. From August 1996 to November 1998, he was Chairman and Chief Executive Officer of Radical Entertainment Ltd., an interactive entertainment company. From 1995 to August 1996, he was an Executive Vice President of Sega of America.

     Ms. Fulton has served as our Vice President, Secretary and General Counsel since May 2000. She was employed by us as Senior Counsel from 1994 until May 2000. Formerly, she was employed by the law firm of Gardner Carton & Douglas from 1988 until 1994.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all
Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during fiscal 2000, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the cash compensation for our Chief Executive Officer and our four other most highly compensated executive officers whose fiscal 2000 salary and bonus exceeded $100,000. The compensation of Messrs. Bach and Fedesna shown on the table for fiscal 1998 was paid by WMS and, for fiscal 2000 and 1999, by either WMS or Midway, and the table reflects their compensation for service in all capacities for both WMS and Midway. The table reflects compensation paid by Midway to Mr. Cook for fiscal 2000, 1999 and 1998, to Mr. Nicastro after the date of the Spin-off, and to Mr. Ribero for fiscal 2000. Prior to the Spin-off, Mr. Nicastro was paid by both Midway and WMS under his employment agreements with each company, and the combined amount is shown on the table. Until the Spin-off, the compensation paid by WMS to Messrs. Bach and Fedesna was allocated to us based upon estimates by management of the percentage of time devoted to us. After the Spin-off, compensation paid to these executive officers was reimbursed by, or to us in amounts equal to our allocated cost under an agreement between WMS and us. We believe that during fiscal 1999 and 1998, each of Messrs. Bach and Fedesna, from time to time, devoted from 40% to 70% of their efforts to Midway. In fiscal 2000, these executive officers, from time to time, devoted from 30% to 100% of their efforts to Midway.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION               LONG TERM COMPENSATION AWARDS
                                       ------------------------------      -----------------------------------
                                                                            SECURITIES
                                                                            UNDERLYING          ALL OTHER
    NAME AND PRINCIPAL POSITION        YEAR    SALARY($)    BONUS($)       OPTIONS(#)(1)    COMPENSATION($)(2)
    ---------------------------        ----    ---------    --------       -------------    ------------------
Neil D. Nicastro...................    2000     600,000            --(3)      450,000(4)         136,111(5)
  Chairman of the Board and Chief      1999     600,000       202,700         911,850            133,521(5)
  Executive Officer, President and     1998     575,000     1,387,820         150,000             47,074(5)
  Chief Operating Officer
Michael A. Ribero..................    2000     380,000            --         200,000            250,000(6)
  Executive Vice
     President--Publishing
Harold H. Bach, Jr.................    2000     315,000            --          50,000                 --
  Executive Vice
     President--Finance,               1999     315,000            --          43,842                 --
  Treasurer and Chief Financial
     Officer                           1998     300,000       220,000          50,000                 --
Byron C. Cook......................    2000     325,000            --          50,000              3,950(7)
  Vice-Chairman of the Board           1999     325,000            --         284,955              3,423(7)
                                       1998     300,000       350,000          50,000              3,799(7)
Kenneth J. Fedesna.................    2000     325,000            --          50,000              2,500(8)
  Executive Vice President--Product    1999     325,000            --          29,229              2,500(8)
  Development                          1998     310,000       150,000          50,000              2,500(8)

-------------------------
(1) Grants of Midway stock options in fiscal 1999 were from the 1998 Stock Incentive Plan, which required certain purchases of our common stock by these officers.

(2) Excludes adjustments to WMS options made under the adjustment plan described under "WMS Option Adjustment" below.

(3) Mr. Nicastro's employment agreement with us permits him to receive advances against estimated bonus payments. Advances were made in the first six months of fiscal 2000 for bonuses accrued that were reversed in the second six months of fiscal 2000 totaling $984,000. Mr. Nicastro will repay these advances out of future compensation that Mr. Nicastro becomes entitled to receive. See "Item 13. Certain Relationships and Related
    Transactions -- Other Related Party Transactions."

(4) On May 4, 2000, our board granted to Mr. Nicastro an option to purchase 300,000 shares of our common stock in lieu of his salary for fiscal 2001, which he has waived. The option is exercisable on or after June 30, 2001 or earlier upon a change in control and expires on June 30, 2005. The exercise price is $7.00 per share.

(5) Includes for fiscal 2000, 1999 and 1998, life insurance premiums of $1,811, $1,679 and $1,571, respectively, and accrual for contractual retirement benefits of $134,300, $131,842 and $45,503, respectively. See "Employment Agreements" below. Mr. Nicastro also received severance payments from WMS in fiscal 1998 consisting of $2,500,000 in addition to 10-year options to purchase 250,000 shares of WMS common stock at an exercise price of $5.4375 per share.

(6) Represents a sign-on bonus.

(7) Represents matching contributions to Mr. Cook's 401(K) account.

(8) Represents life insurance premiums.

     The following table sets forth information with respect to options to purchase common stock granted during fiscal year 2000 under our stock option plans for the executive officers named in the Summary Compensation Table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                                            -------------------------
                                             PERCENT OF                               POTENTIAL REALIZABLE VALUE
                                            TOTAL OPTIONS                               AT ASSUMED ANNUAL RATE
                           NUMBER OF         GRANTED TO                              OF STOCK PRICE APPRECIATION
                           SECURITIES       EMPLOYEES IN    EXERCISE                      FOR OPTION TERM(1)
                       UNDERLYING OPTIONS      FISCAL         PRICE     EXPIRATION   ----------------------------
        NAME              GRANTED (#)         YEAR (%)      ($/SHARE)      DATE         5%($)          10%($)
        ----           ------------------   -------------   ---------   ----------   ------------   -------------
Neil D. Nicastro.....      300,000(2)           15.7         $ 7.00       6/30/05       879,000       1,281,000
                           150,000(3)            7.9         $13.50       1/30/10     1,273,500       3,228,000
MichaelA. Ribero.....       50,000(3)            2.6         $13.50       1/30/10       424,500       1,076,000
                           150,000(4)            7.9         $12.88       6/30/09     1,214,552       3,077,915
Harold H. Bach,
  Jr.................       50,000(3)            2.6         $13.50       1/30/10       424,500       1,076,000
Byron C. Cook........       50,000(3)            2.6         $13.50       1/30/10       424,500       1,076,000
Kenneth J. Fedesna...       50,000(3)            2.6         $13.50       1/30/10       424,500       1,076,000

-------------------------

(1) The assumed appreciation rates are set under the rules and regulations under the Securities Exchange Act of 1934 and are not derived from the historical or projected prices of our Common Stock. Total potential stock price appreciation for all stockholders for a ten year option period based on the price of $8.5625 per share of common stock on June 30, 2000 would be $525,926,000 and $837,450,000 at assumed rates of stock appreciation of 5% and 10%, respectively.

(2) These options vest on 6/30/01.

(3) 20% of these options are exercisable, and an additional 20% become exercisable on each January 31 until fully vested on 1/31/04.

(4) 10% of these options are exercisable, an additional 20% become exercisable on 6/30/01, an additional 30% become exercisable on 6/30/02, and an additional 40% become exercisable on 6/30/03.

     The following table sets forth information with respect to the number and assumed values of options to purchase common stock owned by the executive officers named in the Summary Compensation Table above.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                         SHARES                     UNDERLYING UNEXERCISED   IN-THE-MONEY OPTIONS AT
                        ACQUIRED                    OPTIONS AT 6/30/00(#)         6/30/00($)(1)
                           ON           VALUE          EXERCISABLE(E)/           EXERCISABLE(E)/
        NAME           EXERCISE(#)   REALIZED($)       UNEXERCISABLE(U)         UNEXERCISABLE(U)
        ----           -----------   ------------   ----------------------   -----------------------
Neil D. Nicastro.....      --            --         1,531,850(E)/480,000(U)  512,916(E)/468,750(U)
Michael A. Ribero....      --            --          10,000(E)/190,000(U)      --(E)/      --(U)
Harold H. Bach,            --            --         183,842(E)/ 60,000(U)     24,661(E)/     --(U)
  Jr.................
Byron C. Cook........      --            --         424,955(E)/ 60,000(U)    160,287(E)/     --(U)
Kenneth J. Fedesna...      --            --         169,229(E)/ 60,000(U)     16,441(E)/     --(U)

-------------------------
(1) Based on the closing price of our common stock on the New York Stock Exchange on June 30, 2000, which was $8.5625 per share.

WMS OPTION ADJUSTMENT

     As of the date of the Spin-off, some of our directors and officers held options to purchase shares of WMS common stock. WMS's stock option plans in effect prior to the Spin-off provided that in the event of a dividend or other distribution, such as the Spin-off, outstanding options were to be adjusted so as to prevent dilution of the benefits or potential benefits intended to be made available by the options. WMS adopted an adjustment plan intended to prevent this dilution by giving option holders (a) the same number of options to acquire shares of WMS common stock after the Spin-off (at adjusted exercise prices) as these holders held at the time of the Spin-off and (b) compensation for the lost opportunity value represented by the shares of our common stock being distributed in the Spin-off. The adjustment plan also provided that this compensation be paid by WMS through a combination of cash and shares of WMS common stock.

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

     Additionally, we have granted market priced options to purchase 45,000 shares of common stock to each of our non-employee directors. See "Stock Option Plans" below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of our Compensation and Stock Option Committee was an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed here.

EMPLOYMENT AGREEMENTS

     We employ Neil D. Nicastro under the terms of an Employment Agreement dated as of July 1, 1996. The agreement was amended on March 5, 1998, November 5, 1999 and May 4, 2000. Prior to May 1, 1998, the employment agreement provided for salaried compensation at the rate of $300,000 per year. On May 1, 1998, Mr. Nicastro's base salary was increased to $600,000. The agreement provides for bonus compensation in an amount equal to two percent of our pre-tax income. The employment agreement expires October 30, 2004, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. Upon Mr. Nicastro's retirement or death, Midway is required to pay to Mr. Nicastro or his designee, or if no designation is made, to his estate, for a period of ten years, an annual benefit equal to one-half of (a) the annual base salary being paid to him upon, and (b) average bonus for the three years immediately prior to, his retirement or death, as the case may be, but in no event less than $300,000 per year or more than his base salary at the date of his retirement or death. These benefits are payable notwithstanding Mr. Nicastro's termination of employment for any reason.

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

In any such event, and in the event that we are deemed to have wrongfully terminated Mr. Nicastro's employment agreement under the terms thereof, we are obligated (a) to make a lump sum payment to Mr. Nicastro equal in amount to the sum of the aggregate base salary during the remaining term of his employment agreement (but in no event less than three times the highest base salary payable to him during the one-year period prior to such event), the aggregate bonus (assuming that Midway pre-tax income during the remainder of the term of the employment agreement is earned at the highest level achieved in any of the last five full fiscal years prior to such termination) and the retirement benefit (assuming the date of termination is his retirement date) otherwise payable under the terms of the employment agreement and (b) to purchase at the election of Mr. Nicastro all stock options held by him with respect to our common stock at a price equal to the spread between the option price and the fair market price of the stock as defined in the agreement. The employment agreement may also be terminated at the election of Mr. Nicastro if individuals who presently constitute the board of directors, or successors approved by board members, cease for any reason to constitute at least a majority of the board. Upon such an event, we may be required to purchase the stock options held by Mr. Nicastro and make payments similar to those described above.

     If any portion of the amount paid to Mr. Nicastro is subject to the excise tax imposed by Section 4999 of the Code, then we must pay additional compensation to Mr. Nicastro to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

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

     Kenneth J. Fedesna is employed by us under the terms of an employment agreement dated as of June 1, 1999. This agreement provides for salaried compensation at the rate of $325,000 per year, or a greater amount as may be determined by the board of directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement requires that we provide Mr. Fedesna with $400,000 in additional life insurance coverage. The agreement expires on June 30, 2002, subject to automatic extensions so that the term of Mr. Fedesna's employment shall at no time be less than three years. Either party may terminate the agreement effective upon expiration of the term upon written notice from the terminating party to the other party dated and received at least three years prior to the respective termination date. We may terminate the agreement upon 30 days' written notice for cause. Mr. Fedesna may terminate the agreement if (a) he is placed in a position of lesser stature; (b) he is assigned duties significantly different from or incompatible with his position; (c) his performance requirements or working conditions change; or (d) the business facility at which he is required to work is relocated more than 50 miles from our present business location. Mr. Fedesna may also terminate the agreement if the individuals who presently constitute the board of directors, or successors approved by these board members, cease for any reason to constitute at least a majority of the board. If this happens, and Mr. Fedesna gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Fedesna's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary. If any portion of the amount paid to Mr. Fedesna is subject to the excise tax imposed by Section 4999 of the Code, then we must pay additional compensation to Mr. Fedesna to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     Michael A. Ribero is employed by us under the terms of an employment agreement dated as of March 1, 2000. This agreement provides for salaried compensation at the rate of $380,000 per year, or a greater amount as may be determined by the board of directors. It provides that Mr. Ribero shall not be required to move away from the San Francisco/San Jose areas. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement requires that we provide Mr. Ribero with $400,000 in additional life insurance coverage and advance $500,000 to Mr. Ribero. The agreement expires on January 31, 2002. We may terminate the agreement upon 30 days' written notice for cause or after a 90-day period of disability. Mr. Ribero may terminate the agreement upon 30 days' written notice for "good reason," including a significant change to the scope of his authority. Mr. Ribero may also terminate the agreement if the individuals who presently constitute the board of directors, or successors approved by these board members, cease for any reason to constitute at least a majority of the board. If this happens, and Mr. Ribero gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Ribero's unvested stock options will immediately vest, and we will be required to pay him a lump sum of two times his base salary. If any portion of the amount paid to Mr. Ribero is subject to the excise tax imposed by
Section 4999 of the Code, then we must pay additional compensation to Mr. Ribero to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

STOCK OPTION PLANS

     We have adopted a 2000 Non-Qualified Stock Option Plan, a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan (collectively, the "Plans"). The plans provide for the granting of stock options to our directors, officers, employees, consultants and advisors. The 1998 Stock Incentive Plan requires that participants purchase shares of our common stock at the market price in order to be eligible to receive options. The plans are intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the plans, the Compensation and Stock Option Committee determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of the options, and the number of shares for which options are granted.

     The total number of shares of our common stock that may be purchased under stock options under the plans shall not exceed, in the aggregate, 7,750,000 shares. The option price per share with respect to each option are determined by the Compensation and Stock Option Committee and generally are not less than 100% of the fair market value of our Common Stock on the date the option is granted as determined by the Committee. The Plans each have a term of ten years, unless terminated earlier.

     At September 22, 2000, no options were outstanding under the 2000 Non-Qualified Stock Option Plan; 1,613,000 options were outstanding under the 1999 Stock Option Plan, 650,000 of which were held by the persons named in the Summary Compensation Table; options to purchase 2,037,364 shares of common stock were outstanding under the 1998 Stock Incentive Plan, 1,269,876 of which were held by the persons named in the Summary Compensation Table; options to purchase 750,000 shares of common stock were outstanding under the 1998 Non-Qualified Stock Option Plan, 450,000 of which were held by the persons named in the Summary Compensation Table; and options to purchase 1,898,075 shares of common stock were outstanding under the 1996 Stock Option Plan, 800,000 of which were held by the persons named in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of September 22, 2000 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent of our common stock, each officer listed on the Summary Compensation Table who is not also a director, and our directors and executive officers as a group. Security ownership of the individual directors, including those who are also executive officers, is set forth under the heading "Identification of Directors" in Item 10(a) above.

                                                                      NUMBER OF          PERCENTAGE OF
                                                                      SHARES OF           OUTSTANDING
                                                                    COMMON STOCK            COMMON
            NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED(1)      STOCK(1)
            ------------------------------------                ---------------------    -------------
Sumner M. Redstone and National Amusements, Inc.............        10,366,436(2)            27.5%
  200 Elm Street
  Dedham, MA 02026
Capital Group International, Inc............................         2,831,400(3)             7.5%
  and Capital Guardian Trust Company
  11100 Santa Monica Blvd.
  Los Angeles, CA 90025
Gilder Gagnon Howe & Co. LLC................................         2,110,875(4)             5.6%
  1775 Broadway, 26th Floor
  New York, NY 10019
Michael A. Ribero...........................................            25,000(5)                *
  3401 North California Avenue
  Chicago, IL 60618
Directors and Executive Officers as a group (14 persons)....         3,895,666(6)             9.6%

-------------------------
 *  Less than 1%.

(1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire the shares within 60 days. Percentages are based on 37,710,725 shares outstanding as of September 22, 2000.

(2) The number of shares reported is based upon information contained in Amendment No. 3 to Schedule 13D filed with the SEC by Sumner M. Redstone on May 1, 2000. Mr. Redstone and National Amusements reported sole investment power with respect to 6,243,665 and 4,122,771 shares, respectively, of our common stock. As a result of his stock ownership in National Amusements, Mr. Redstone is deemed the beneficial owner of the shares of our common stock owned by National Amusements.

(3) The number of shares reported is based upon information contained in Amendment No. 1 to Schedule 13G filed with the SEC by Capital Group International, Inc. and its wholly-owned subsidiary, Capital Guardian Trust Company on February 14, 2000. Capital Guardian Trust Company reported sole power with respect to 2,180,600 shares and sole dispositive power with respect to 2,831,400 shares as a result of its serving as the investment manager of various institutional accounts.

(4) The number of shares reported is based upon information contained in
    Schedule 13G filed with the SEC by Gilder Gagnon Howe & Co. LLC on April 10, 2000. The filer reported shared dispositive power with respect to the shares, which are held in customer accounts.

(5) Includes 25,000 shares of common stock underlying stock options.

(6) Includes an aggregate of 2,715,337 shares of common stock underlying stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH WMS

     As a result of the Spin-off, WMS does not own any of our common stock. A majority of our directors are also directors of WMS, including Chairman and Chief Executive Officer. See "Item 10. -- Directors and Executive Officers of the Registrant."

     In connection with the Spin-off, we entered into a number of agreements with WMS, each dated as of April 6, 1998. In connection with the termination of our manufacturing relationship with WMS, notice has been given to terminate several of the 1998 agreements early. In addition, the parties are negotiating with respect to our purchase of specified WMS equipment and spare parts and for our lease of WMS's building at 2704 Roscoe Street in Chicago Illinois, to begin in 2001, among other matters. The material agreements between WMS and us, each dated as of April 6, 1998, as amended in some cases, are described below:

     Manufacturing Agreement. Williams Electronics Games, Inc. ("WEG"), a wholly owned subsidiary of WMS, manufactures coin-operated video games and kits for us under this agreement. We supply most of the materials used in the manufacture of coin-operated video games, but WEG supplies a small amount of the materials and charges us their cost plus 9% for these materials. All labor costs, including fringe benefits, directly associated with the manufacturing of coin-operated video games are charged to us at WEG's actual cost plus 9%. The Waukegan plant's operating costs are either identified as Company costs and charged to us or allocated as agreed between the parties, plus 9%. The identified or allocated costs include manufacturing costs, materials management costs, quality assurance costs and administration costs. The agreement has been noticed for termination on September 30, 2000. We are negotiating to purchase specified equipment from WMS remaining on hand on September 30, 2000.

     Spare Parts Sales and Service Agreement. WEG sells spare parts for our coin-operated video games. The agreement does not include warranty services, which services we provide directly to our customers. The agreement has been noticed for termination on September 30, 2000. We are negotiating to purchase specified parts and equipment from WMS remaining on hand on September 30, 2000.

     Information Systems Service Agreement. WEG provides us with access to its computer systems for many of our computing needs, including order entry, financial and manufacturing modules, marketing and sales and engineering (including engineering documentation and blueprint systems) as well as support for the computer system. WEG also coordinates the provision and maintenance of cabling, wiring, switching components, routers and gateway and the purchasing, maintaining and upgrading of network services for us. These services include purchasing of desktop computers and related hardware as well as providing some telecommunications services to us. We may also request WEG to provide services to develop our communications networking, operating and computer system and other related services. We pay WEG an amount equal to the cost to WEG for all services provided plus 6.6%. The agreement has been noticed for termination as of December 31, 2000, except with respect to the AS-400 system and related services, which we anticipate will terminate as of December 31, 2001.

     Confidentiality and Non-Competition Agreement. Under this agreement, WMS or we may designate business information as confidential, and the other party must use its best efforts to keep this information confidential. The agreement also includes five year non-competition and one year post-employment non-solicitation clauses.

     Right of First Refusal Agreement. WMS granted us the right of first refusal with respect to any offer to WMS to purchase specified WMS facilities, so long as the offer is not made in connection with the sale of substantially all of WMS' stock or assets and business as a going concern. The term of the agreement expires April 5, 2008.

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

     Temporary Support Services Agreement. WMS supplies a portion of our janitorial and other agreed upon services, including the use of space by us in any WMS facility, as requested from time to time by us. In exchange for these services, we pay WMS an amount equal to its direct or allocated cost (including wages, salaries, fringe benefits and materials), as indicated on monthly invoices supplied by WMS. The agreement will continue for successive renewal periods of three months each; provided, however, that the agreement may be terminated by either party upon six months' notice, and each party may, upon 60 days' notice, terminate any one or more of the services provided, except the use of space by us in any WMS facility.

     Tax Separation Agreement. Until the Spin-off, we have been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988. Therefore, Midway is jointly and severally liable for any federal tax liability of the WMS Group for the period that we were part of the WMS Group. The agreement sets forth the parties' respective liabilities for federal, state and local taxes as well as their agreements as a result of Midway and its subsidiaries ceasing to be members of the WMS Group. The agreement governs, among other things, (i) the filing of tax returns with federal, state and local authorities, (ii) the carryover of any tax benefits of Midway, (iii) the treatment of the deduction attributable to the exercise of stock options to purchase WMS common stock which are held by employees or former employees of Midway and any other similar compensation related tax deductions, (iv) the treatment of certain net operating loss carrybacks, (v) the treatment of audit adjustments, (vi) procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries. Some other tax matters are addressed in the Tax Sharing Agreement described below.

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

OTHER RELATED PARTY TRANSACTIONS

     In connection with the Spin-off, WMS entered into a consulting agreement with Neil D. Nicastro under which Mr. Nicastro agreed to make himself reasonably available at WMS's request, to render such services concerning WMS as the board or the Chairman of the Board and Chief Executive Officer of WMS may reasonably request. The term of the Consulting Agreement is for five years from the date of the Spin-off, and is automatically renewable for successive one year terms unless either party shall give notice of termination not less than six months prior to the end of the term then in effect. WMS pays Mr. Nicastro $1,000 per month for his services under the Consulting Agreement.

     In addition, under his employment agreement with us, Mr. Nicastro received $984,000 of advances for a bonus accrued in the first six months of Fiscal 2000 and later reversed. This amount will be repaid, without interest, out of future compensation to which Mr. Nicastro becomes entitled.

     In March 2000, we loaned $500,000 to Mr. Ribero in connection with the relocation of his residence. The loan is due in March 2005, together with interest at the rate of 6% annually, and is secured by a junior mortgage on Mr. Ribero's home. Under the terms of the loan, Mr. Ribero is required to make prepayments out of future bonuses to which he becomes entitled.

     Mr. Ira S. Sheinfeld, a director of ours, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which we retained to provide tax services during fiscal 2000 and 1999, and which we propose to retain for these services during the current fiscal year.

     Mr. Richard D. White, a director of ours, is a Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets Corp., which renders financial advisory services to us from time to time, and which was the underwriter of our 1999 public offering and 1996 initial public offering.

     Mr. Gerald O. Sweeney, Jr., a director of ours, is a member of the law firm of Lord, Bissell & Brook which performs legal services for Midway from time to time.

     William C. Bartholomay, one of our directors, is President of Near North National Group, insurance brokers, which we retained to provide insurance services during the last fiscal year and propose to retain for insurance services during the current fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. See "Index to Financial Information" on page F-1.

         (2) Financial Statement Schedule. See "Index to Financial Information" on page F-1.

         (3) Exhibits.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Amended and Restated Certificate of Incorporation of the
               Registrant, incorporated by reference to Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-11919, filed on September 13, 1996 (the "S-1
               Registration Statement").
    3.2        Certificate of Amendment to the Amended and Restated
               Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 2 to the Registrant's Registration
               Statement on Form 8-A/A, Amendment No. 1, filed on April 20,
               1998 (the "8-A Registration Statement").
    3.3        Form of Certificate of Designations of Series A Preferred
               Stock incorporated by reference to Exhibit A to the Rights
               Agreement filed as Exhibit 2.2 to the S-1 Registration
               Statement.
    3.4        Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3 to the 8-A Registration Statement.
    4.1        Rights Agreement dated as of October 24, 1996 between the
               Registrant and The Bank of New York, as Rights Agent,
               incorporated by reference to Exhibit 2.1 to the S-1
               Registration Statement.
    4.2        First Amendment to Rights Agreement, dated as of November 6,
               1997 between the Registrant and The Bank of New York, as
               Rights Agent, incorporated by reference to Exhibit 8 to the
               8-A Registration Statement.
   10.1        Tax Sharing Agreement dated as of July 1, 1996 among WMS
               Industries Inc., the Registrant, Midway Home Entertainment
               Inc., Midway Interactive Inc., Atari Games Corporation and
               Tengen Inc., incorporated by reference to Exhibit 10.2 to
               the S-1 Registration Statement.
   10.2        Patent License Agreement dated as of July 1, 1996 between
               the Registrant and Williams Electronics Games, Inc.,
               incorporated by reference to Exhibit 10.4 to the S-1
               Registration Statement.
   10.3        Employment Agreement dated as of July 1, 1996 between Neil
               D. Nicastro and the Registrant, incorporated by reference to
               Exhibit 10.5 to the S-1 Registration Statement.
   10.4        1996 Stock Option Plan, incorporated by reference to Exhibit
               10.7 to the S-1 Registration Statement.
   10.5        Form of Indemnity Agreement authorized to be entered into
               between the Registrant and each officer and director of the
               Registrant, incorporated by reference to Exhibit 10.8 to the
               S-1 Registration Statement.
   10.6        (Removed)
   10.7        1998 Non-Qualified Stock Option Plan, incorporated by
               reference to Exhibit 4.4(a) to the Registrant's Registration
               Statement on Form S-8, filed on June 24, 1998 (File No.
               333-57583).
   10.8        Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment
               Agreement with the Company, incorporated by reference to
               Exhibit 10.18 to the Registrant's Annual Report on Form 10-K
               for the fiscal year ended June 30, 1998 (the "1998 10-K").

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.9        Manufacturing Agreement dated as of April 6, 1998 between
               Williams Electronics Games, Inc. and the Registrant and the
               Guaranty of the obligations of Williams Electronics Games,
               Inc. thereunder by WMS Industries Inc., incorporated by
               reference to Exhibit 10.23 to the 1998 10-K.
   10.10       Spare Parts Sales and Service Agreement dated as of April 6,
               1998 among Williams Electronics Games, Inc., the
               Registration and Atari Games Corporation, incorporated by
               reference to Exhibit 10.25 to the 1998 10-K.
   10.11       Information Systems Service Agreement dated as of April 6,
               1998 between Williams Electronics Games, Inc. and the
               Registrant, incorporated by reference to Exhibit 10.27 to
               the 1998 10-K.
   10.12       Confidentiality and Non-Competition Agreement dated as of
               April 6, 1998 between WMS Industries Inc. and the
               Registrant, incorporated by reference to Exhibit 10.28 to
               the 1998
               10-K.
   10.13       Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.29 to the 1998 10-K.
   10.14       Third Parties Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant, incorporated by
               reference to Exhibit 10.30 to the 1998 10-K.
   10.15       Temporary Support Services Agreement dated as of April 6,
               1998 between WMS Industries Inc. and the Registrant,
               incorporated by reference to Exhibit 10.31 to the 1998 10-K.
   10.16       Tax Separation Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant, incorporated by
               reference to Exhibit 10.32 to the 1998 10-K.
   10.17       Tax Indemnification Agreement dated as of April 6, 1998
               between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.33 to the 1998 10-K.
   10.18       1998 Stock Incentive Plan, incorporated by reference to
               Exhibit 4.5(a) to the Registrant's Registration Statement on
               Form S-8, filed on December 4, 1998 (File No. 333-68373).
   10.19       1999 Stock Option Plan, incorporated by reference to Exhibit
               4.6(a) to the Registrant's Registration Statement on Form
               S-8, filed on March 5, 1999 (File No. 333-73451).
   10.20       Employment Agreement dated as of July 1, 1998 between Byron
               C. Cook and the Registrant, incorporated by reference to
               Exhibit 10.2 to the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended March 31, 1999.
   10.21       Amended and Restated Employment Agreement dated as of May
               24, 1999 between Harold H. Bach, Jr. and the Registrant,
               incorporated by reference to Exhibit 10.37 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
   10.22       Employment Agreement dated as of May 24, 1999 between Orrin
               J. Edidin and the Registrant, incorporated by reference to
               Exhibit 10.38 to the 1999 10-K.
   10.23       Employment Agreement dated as of June 1, 1999 between
               Kenneth J. Fedesna and the Registrant, incorporated by
               reference to Exhibit 10.39 to the 1999 10-K.
   10.24       Settlement Agreement among the Registrant, GT Interactive
               and others, dated August 16, 1999, incorporated by reference to Exhibit 10.41 to the 1999 10-K.
   10.25       Letter Agreement dated November 5, 1999 between the
               Registrant and Neil D. Nicastro further amending Mr.
               Nicastro's Employment Agreement with the Registrant,
               incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the fiscal
               quarter ended March 31, 2000 (the "3/31/00 10-Q").
   10.26       Employment Agreement dated as of March 1, 2000 between
               Michael A. Ribero and the Registrant, incorporated by
               reference to Exhibit 10.2 to the 3/31/00 10-Q.
   10.27       Letter Agreement dated May 4, 2000 between the Registrant
               and Neil D. Nicastro further amending Mr. Nicastro's
               Employment Agreement with the Registrant.
   10.28       2000 Non-Qualified Stock Option Plan.
   10.29       Credit Agreement dated as of September 20, 2000 among the
               Registrant and Bank of America N.A., among other lenders.
   13          Portions of 2000 Annual Report to Stockholders.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   21          Subsidiaries of the Registrant.
   23          Consent of Ernst & Young LLP.
   27          Financial Data Schedule.

     (b) Reports on Form 8-K:

     No Reports on Form 8-K were filed in the fourth quarter of fiscal 2000.

                               MIDWAY GAMES INC.

                         INDEX TO FINANCIAL INFORMATION

                                                               PAGE NO.
                                                               --------
Financial Statements and Financial Statement Schedule.......
Report of independent auditors..............................     F-2
Consolidated Balance Sheets at June 30, 2000 and June 30,
  1999......................................................       *
Consolidated Statements of Income for the years ended June
  30, 2000, 1999 and 1998...................................       *
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 2000, 1999 and 1998..........       *
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 1999 and 1998..............................       *
Notes to Financial Statements...............................       *
Financial Statement Schedule II--Valuation and Qualifying
  Accounts for the years ended June 30, 2000, 1999 and
     1998...................................................     F-3

-------------------------
* Incorporated by reference to the portions of our 2000 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K.

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midway Games Inc.

     We have audited the consolidated financial statements of Midway Games Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of Midway Games Inc. for the year ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ERNST & YOUNG LLP

Chicago, Illinois
August 22, 2000, except for note 7,
as to which the date is September 20, 2000

                               MIDWAY GAMES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                 COLUMN C
                      COLUMN A                COLUMN B          ADDITIONS           COLUMN D      COLUMN E
                      --------                --------    ----------------------    --------      --------
                                             BALANCE AT   CHARGED TO    CHARGED    DEDUCTIONS-    BALANCE
                                             BEGINNING     COSTS AND    TO OTHER     AMOUNTS       AT END
  YEAR              DESCRIPTION              OF PERIOD     EXPENSES     ACCOUNTS   WRITTEN OFF   OF PERIOD
  ----              -----------              ----------   ----------    --------   -----------   ---------
         Allowance for doubtful
  2000     accounts:.......................  $1,138,000   $ 1,726,000     $--      $ 2,043,000   $  821,000
         Allowance for price protection,
           returns and discounts:..........  $3,816,000   $23,128,000     $--      $21,910,000   $5,034,000
                                             ----------   -----------     ---      -----------   ----------
         Total:............................  $4,954,000   $24,854,000     $--      $23,953,000   $5,855,000
  1999   Allowance for doubtful accounts:    $1,316,000   $   306,000     $--      $   484,000   $1,138,000
         Allowance for price protection,
           returns and discounts:..........   5,701,000    12,362,000     $--       14,247,000    3,816,000
                                             ----------   -----------     ---      -----------   ----------
         Total:............................  $7,017,000   $12,668,000     $--      $14,731,000   $4,954,000
         Allowance for doubtful
  1998     accounts:.......................  $1,066,000   $   428,000     $--      $   178,000   $1,316,000
         Allowance for price protection,
           returns and discounts:..........   3,874,000    16,444,000     $--       14,617,000    5,701,000
                                             ----------   -----------     ---      -----------   ----------
         Total:............................  $4,940,000   $16,872,000     $--      $14,795,000   $7,017,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2000.

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

                   NAME                                          TITLE                          DATE
                   ----                                          -----                          ----

           /s/ NEIL D. NICASTRO                 Chairman of the Board, President, Chief  September 25, 2000
 ----------------------------------------       Executive Officer and Chief Operating
             Neil D. Nicastro                   Officer (Principal Executive Officer)
                                                and Director

         /s/ HAROLD H. BACH, JR.                Executive Vice President -- Finance,     September 25, 2000
 ----------------------------------------       Treasurer and Chief Financial Officer
           Harold H. Bach, Jr.                  (Principal Financial and Principal
                                                Accounting Officer) and Director

            /s/ BYRON C. COOK                   Vice-Chairman of the Board and Director  September 25, 2000
 ----------------------------------------
              Byron C. Cook

          /s/ KENNETH J. FEDESNA                Executive Vice President -- Product      September 25, 2000
 ----------------------------------------       Development and Director
            Kenneth J. Fedesna

          /s/ LOUIS J. NICASTRO                 Director                                 September 25, 2000
 ----------------------------------------
            Louis J. Nicastro

        /s/ WILLIAM C. BARTHOLOMAY              Director                                 September 25, 2000
 ----------------------------------------
          William C. Bartholomay

          /s/ WILLIAM E. MCKENNA                Director                                 September 25, 2000
 ----------------------------------------
            William E. McKenna

           /s/ NORMAN J. MENELL                 Director                                 September 25, 2000
 ----------------------------------------
             Norman J. Menell

             /s/ HARVEY REICH                   Director                                 September 25, 2000
 ----------------------------------------
               Harvey Reich

           /s/ IRA S. SHEINFELD                 Director                                 September 25, 2000
 ----------------------------------------
             Ira S. Sheinfeld

           /s/ RICHARD D. WHITE                 Director                                 September 25, 2000
 ----------------------------------------
             Richard D. White

        /s/ GERALD O. SWEENEY, JR.              Director                                 September 25, 2000
 ----------------------------------------
          Gerald O. Sweeney, Jr.

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Amended and Restated Certificate of Incorporation of the
               Registrant, incorporated by reference to Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-11919, filed on September 13, 1996 (the "S-1
               Registration Statement").
    3.2        Certificate of Amendment to the Amended and Restated
               Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 2 to the Registrant's Registration
               Statement on Form 8-A/A, Amendment No. 1, filed on April 20,
               1998 (the "8-A Registration Statement").
    3.3        Form of Certificate of Designations of Series A Preferred
               Stock incorporated by reference to Exhibit A to the Rights
               Agreement filed as Exhibit 2.2 to the S-1 Registration
               Statement.
    3.4        Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3 to the 8-A Registration Statement.
    4.1        Rights Agreement dated as of October 24, 1996 between the
               Registrant and The Bank of New York, as Rights Agent,
               incorporated by reference to Exhibit 2.1 to the S-1
               Registration Statement.
    4.2        First Amendment to Rights Agreement, dated as of November 6,
               1997 between the Registrant and The Bank of New York, as
               Rights Agent, incorporated by reference to Exhibit 8 to the
               8-A Registration Statement.
   10.1        Tax Sharing Agreement dated as of July 1, 1996 among WMS
               Industries Inc., the Registrant, Midway Home Entertainment
               Inc., Midway Interactive Inc., Atari Games Corporation and
               Tengen Inc., incorporated by reference to Exhibit 10.2 to
               the S-1 Registration Statement.
   10.2        Patent License Agreement dated as of July 1, 1996 between
               the Registrant and Williams Electronics Games, Inc.,
               incorporated by reference to Exhibit 10.4 to the S-1
               Registration Statement.
   10.3        Employment Agreement dated as of July 1, 1996 between Neil
               D. Nicastro and the Registrant, incorporated by reference to
               Exhibit 10.5 to the S-1 Registration Statement.
   10.4        1996 Stock Option Plan, incorporated by reference to Exhibit
               10.7 to the S-1 Registration Statement.
   10.5        Form of Indemnity Agreement authorized to be entered into
               between the Registrant and each officer and director of the
               Registrant, incorporated by reference to Exhibit 10.8 to the
               S-1 Registration Statement.
   10.6        (Removed)
   10.7        1998 Non-Qualified Stock Option Plan, incorporated by
               reference to Exhibit 4.4(a) to the Registrant's Registration
               Statement on Form S-8, filed on June 24, 1998 (File No.
               333-57583).
   10.8        Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment
               Agreement with the Company, incorporated by reference to
               Exhibit 10.18 to the Registrant's Annual Report on Form 10-K
               for the fiscal year ended June 30, 1998 (the "1998 10-K").
   10.9        Manufacturing Agreement dated as of April 6, 1998 between
               Williams Electronics Games, Inc. and the Registrant and the
               Guaranty of the obligations of Williams Electronics Games,
               Inc. thereunder by WMS Industries Inc., incorporated by
               reference to Exhibit 10.23 to the 1998 10-K.
   10.10       Spare Parts Sales and Service Agreement dated as of April 6,
               1998 among Williams Electronics Games, Inc., the
               Registration and Atari Games Corporation, incorporated by
               reference to Exhibit 10.25 to the 1998 10-K.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.11       Information Systems Service Agreement dated as of April 6,
               1998 between Williams Electronics Games, Inc. and the
               Registrant, incorporated by reference to Exhibit 10.27 to
               the 1998 10-K.
   10.12       Confidentiality and Non-Competition Agreement dated as of
               April 6, 1998 between WMS Industries Inc. and the
               Registrant, incorporated by reference to Exhibit 10.28 to
               the 1998
               10-K.
   10.13       Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.29 to the 1998 10-K.
   10.14       Third Parties Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant, incorporated by
               reference to Exhibit 10.30 to the 1998 10-K.
   10.15       Temporary Support Services Agreement dated as of April 6,
               1998 between WMS Industries Inc. and the Registrant,
               incorporated by reference to Exhibit 10.31 to the 1998 10-K.
   10.16       Tax Separation Agreement dated as of April 6, 1998 between
               WMS Industries Inc. and the Registrant, incorporated by
               reference to Exhibit 10.32 to the 1998 10-K.
   10.17       Tax Indemnification Agreement dated as of April 6, 1998
               between WMS Industries Inc. and the Registrant, incorporated by reference to Exhibit 10.33 to the 1998 10-K.
   10.18       1998 Stock Incentive Plan, incorporated by reference to
               Exhibit 4.5(a) to the Registrant's Registration Statement on
               Form S-8, filed on December 4, 1998 (File No. 333-68373).
   10.19       1999 Stock Option Plan, incorporated by reference to Exhibit
               4.6(a) to the Registrant's Registration Statement on Form
               S-8, filed on March 5, 1999 (File No. 333-73451).
   10.20       Employment Agreement dated as of July 1, 1998 between Byron
               C. Cook and the Registrant, incorporated by reference to
               Exhibit 10.2 to the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended March 31, 1999.
   10.21       Amended and Restated Employment Agreement dated as of May
               24, 1999 between Harold H. Bach, Jr. and the Registrant,
               incorporated by reference to Exhibit 10.37 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
   10.22       Employment Agreement dated as of May 24, 1999 between Orrin
               J. Edidin and the Registrant, incorporated by reference to
               Exhibit 10.38 to the 1999 10-K.
   10.23       Employment Agreement dated as of June 1, 1999 between
               Kenneth J. Fedesna and the Registrant, incorporated by
               reference to Exhibit 10.39 to the 1999 10-K.
   10.24       Settlement Agreement among the Registrant, GT Interactive
               and others, dated August 16, 1999, incorporated by reference to Exhibit 10.41 to the 1999 10-K.
   10.25       Letter Agreement dated November 5, 1999 between the
               Registrant and Neil D. Nicastro further amending Mr.
               Nicastro's Employment Agreement with the Registrant,
               incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the fiscal
               quarter ended March 31, 2000 (the "3/31/00 10-Q").
   10.26       Employment Agreement dated as of March 1, 2000 between
               Michael A. Ribero and the Registrant, incorporated by
               reference to Exhibit 10.2 to the 3/31/00 10-Q.
   10.27       Letter Agreement dated May 4, 2000 between the Registrant
               and Neil D. Nicastro further amending Mr. Nicastro's
               Employment Agreement with the Registrant.
   10.28       2000 Non-Qualified Stock Option Plan.
   10.29       Credit Agreement dated as of September 20, 2000 among the
               Registrant and Bank of America N.A., among other lenders.
   13          Portions of 2000 Annual Report to Stockholders.
   21          Subsidiaries of the Registrant.
   23          Consent of Ernst & Young LLP.
   27          Financial Data Schedule.