Form 10-Q
period 2000-09-30
MIDWAY GAMES INC
filed 2000-11-13
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September  30, 2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,710,725 shares of common stock, $.01 par value, were outstanding at October 31, 2000 after deducting 1,178,500 shares held as treasury shares.

                                MIDWAY GAMES INC.

                                      INDEX


                                                                                     PAGE NO.
                                                                                     -------
PART I.  FINANCIAL INFORMATION:

    ITEM 1.   Financial Statements:
              Condensed Consolidated Statements of Income -
              Three months ended September 30, 2000 and 1999.......................      2

              Condensed Consolidated Balance Sheets -
              September 30, 2000 and June 30, 2000.................................    3-4

              Condensed Consolidated Statements of Cash Flows -
              Three months ended September 30, 2000 and 1999.......................      5

              Notes to Condensed Consolidated Financial Statements.................      6


    ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................    7-8

    ITEM 3.   Quantitative and Qualitative Disclosures
              About Market Risk....................................................      9



PART II.  OTHER INFORMATION:

    ITEM 1.   Legal Proceedings....................................................      9


    ITEM 6.   Exhibits and Reports on Form 8-K.....................................      9


SIGNATURE     .....................................................................     10


PART I
FINANCIAL INFORMATION:

                                MIDWAY GAMES INC

                                  -------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        Three months ended
                                                           September 30,
                                                       ----------------------
                                                          2000         1999
                                                       ---------    ---------
REVENUES
    Home video ................................        $  30,746    $  75,839
    Coin-operated video .......................           16,529       30,763
                                                       ---------    ---------
Total revenues ................................           47,275      106,602


COST OF SALES
    Home video ................................           16,663       31,266
    Coin-operated video .......................           13,619       19,848
                                                       ---------    ---------
Total cost of sales ...........................           30,282       51,114
                                                       ---------    ---------
Gross profit ..................................           16,993       55,488

Research and development expense ..............           20,120       19,226
Selling expense ...............................            8,166       12,817
Administrative expense ........................            5,067        5,685
                                                       ---------    ---------
Operating (loss) income .......................          (16,360)      17,760

Interest income and other expense, net ........              439          434

                                                       ---------    ---------
(Loss) income before tax ......................          (15,921)      18,194
Credit (provision) for income taxes ...........            5,970       (6,847)
                                                       ---------    ---------

Net (loss) income .............................        $  (9,951)   $  11,347
                                                       =========    =========

Earnings (loss) per share of common stock:
Basic .........................................        $   (0.26)   $    0.30
                                                       =========    =========
Diluted .......................................        $   (0.26)   $    0.29
                                                       =========    =========
Shares used in calculations:
Basic .........................................           37,711       37,944
                                                       =========    =========
Diluted .......................................           37,711       38,776
                                                       =========    =========


See notes to condensed consolidated financial statements

                                MIDWAY GAMES INC

                                  -------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                 September 30,    June 30,
                                                                                     2000          2000
                                                                                 -------------  ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .................................................   $  29,169    $  34,093

     Receivables, less allowances of $7,729 and $5,855 .........................      38,804       25,398
     Income taxes receivable ...................................................      10,020       21,255
     Inventories, at lower of cost (FIFO) or market:
        Raw materials and work in progress .....................................       6,679        7,907
        Finished goods .........................................................      12,692       19,621
                                                                                   ---------    ---------
                                                                                      19,371       27,528
     Deferred income taxes .....................................................       5,623        5,250
     Other current assets ......................................................      11,663       11,519
                                                                                   ---------    ---------

        Total current assets ...................................................     114,650      125,043

Property and equipment .........................................................      40,566       37,220
Less:  accumulated depreciation ................................................     (20,259)     (19,189)
                                                                                   ---------    ---------
                                                                                      20,307       18,031
Deferred income taxes ..........................................................       3,877         --

Excess of purchase cost over amount assigned to net assets acquired, net of
     accumulated amortization of $17,596 and $16,615 ...........................      36,404       37,385
Other assets ...................................................................       6,334        6,116
                                                                                   ---------    ---------
                                                                                   $ 181,572    $ 186,575
                                                                                   =========    =========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC

                                  -------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                     September 30,  June 30,
                                                                                         2000         2000
                                                                                     ------------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .............................................................   $  10,299    $   8,959
     Accrued compensation and related benefits ....................................       4,574        4,015
     Accrued royalties ............................................................       7,537        5,080
     Other accrued liabilities ....................................................       8,787        6,446
                                                                                      ---------    ---------
        Total current liabilities .................................................      31,197       24,500


Deferred income taxes .............................................................        --          1,720

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued.....        --           --
     Common stock, $.01 par value, 100,000,000 shares authorized,
        38,889,225 shares issued at September 30, 2000
        and 38,886,303 at June 30, 2000 ...........................................         389          389
     Additional paid-in capital ...................................................      98,084       98,061
     Retained earnings.............................................................      68,172       78,123
     Translation adjustment .......................................................        (167)        (115)
     Treasury stock, at cost (1,178,500 shares) ...................................     (16,103)     (16,103)
                                                                                      ---------    ---------
        Total stockholders' equity ................................................     150,375      160,355
                                                                                      ---------    ---------
                                                                                      $ 181,572    $ 186,575
                                                                                      =========    =========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC

                                  -------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                                               Three months ended
                                                                                                  September 30,
                                                                                             ----------------------
                                                                                               2000          1999
                                                                                             --------      --------
OPERATING ACTIVITIES:
Net (loss) income ........................................................................   $ (9,951)     $ 11,347
Adjustments to reconcile net (loss) income to net cash (used) by operating activities:
       Depreciation and amortization .....................................................      2,077         2,120
       Receivables provision .............................................................      2,436         5,036
       Deferred income taxes .............................................................     (5,970)         --
       Increase (decrease) resulting from changes in operating assets and liabilities ....      9,876       (31,828)
                                                                                             --------      --------
Net cash (used) by operating activities ..................................................     (1,532)      (13,325)

INVESTING ACTIVITIES:
Purchase of property and equipment .......................................................     (3,375)       (1,368)
                                                                                             --------      --------
Net cash (used) by investing activities ..................................................     (3,375)       (1,368)

FINANCING ACTIVITIES:
Cash received on exercise of common stock options ........................................         23          --
Purchase of treasury stock ...............................................................       --            (613)
                                                                                             --------      --------
Net cash provided (used) by financing activities .........................................         23          (613)
                                                                                             --------      --------

Effect of exchange rate changes on cash ..................................................        (40)         --
                                                                                             --------      --------

Decrease in cash and cash equivalents ....................................................     (4,924)      (15,306)
Cash and cash equivalents at beginning of period .........................................     34,093        51,546
                                                                                             --------      --------
Cash and cash equivalents at end of period ...............................................   $ 29,169      $ 36,240
                                                                                             ========      ========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENTS
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's business, operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


2.   EARNINGS PER SHARE
     At September 30, 2000, options were outstanding for 6,256,952 shares of common stock. The incremental share effect of those options were not utilized in the calculation of net loss per share for the three months ended September 30, 2000. The diluted net income per share calculation for the three months ended September 30, 1999 is different from basic earnings per share due to the inclusion in the diluted calculation of 832,000 potential incremental shares of common stock from the assumed exercise of employee stock options.

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

FINANCIAL CONDITION

During the three months ended September 30, 2000 cash used by operating, investing and financing activities and the effect of exchange rate changes was $4,924,000 compared with cash used of $15,306,000 in the three months ended September 30, 1999.

Cash used by operating activities before changes in operating assets and liabilities was $11,408,000 in the three months ended September 30, 2000 compared to cash provided of $18,503,000 in the three months ended September 30, 1999.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash inflow of $9,876,000 in the three months ended September 30, 2000, compared with a cash outflow of $31,828,000 in the three months ended September 30, 1999. The inflows during the three months ended September 30, 2000 were primarily due to the refund of income taxes coupled with lower inventories and increased current liabilities, offset in part, by increased accounts receivables from their June 30, 2000 balances. The outflows in the September 30, 1999 three-month period were primarily due to the increase in receivables and inventories from their comparable balances at the June 30, 1999.

Cash used for the purchase of property and equipment during the three months ended September 30, 2000 was $3,375,000 compared with $1,368,000 for the three months ended September 30, 1999.

During the three months ended September 30, 1999, $613,000 of cash was used to acquire 51,400 shares of the Company's common stock held in the treasury. The Board of Directors authorized the purchase of up to two million shares of which 1,928,500 had been purchased as of September 30, 2000.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $55,000,000 that provides for borrowings and letters of credit. The revolving credit agreement extends to September 19, 2001 and provides for a reduction in availability to $15,000,000 at March 31, 2001 with an increase in availability to $35,000,000 at June 30, 2001. The agreement requires, among other things, that the Company maintain a minimum level of stockholders' equity and a specified ratio of accounts receivable to amounts outstanding under the line of credit. Under certain conditions the bank may require the Company to secure the line of credit by a pledge of its' assets. There were no borrowings under the credit line at September 30, 2000 and $9,812,592 of letters of credit were outstanding. Management believes that cash and cash equivalents, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories, accounts receivable and commitments required in the operation of the business and the Company's other presently anticipated needs for the next twelve months.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
THREE  MONTHS ENDED SEPTEMBER 30, 1999

Revenues decreased $59,327,000 from $106,602,000 in the quarter ended September 30, 1999 to $47,275,000 in the quarter ended September 30, 2000.

Home video game revenues decreased 59% to $30,746,000 in the September 30, 2000 quarter compared to $75,839,000 in the prior year period. Unit sales that were sold at full price decreased by 60%. The Company believes that these decreases are primarily due to the platform transition currently underway from 32 and 64-bit home video game consoles such as the Sony PlayStation and Nintendo 64 to the next generation 128-bit consoles, including Sony's PlayStation 2, Nintendo's Gamecube and Microsofts's Xbox. Midway's revenues relating to the Sega Dreamcast platform decreased 87% to $4,583,000 in the fiscal 2001 first quarter from $34,107,000 in the prior year period when the Sega Dreamcast platform was launched in the United States.

During the fiscal 2001 first quarter the Company released four new home video games on four platforms. New products shipped included three for Sony PlayStation, two for Nintendo 64, two for Sega Dreamcast and two for Game Boy Color. Midway's best selling video games during the quarter were NFL Blitz 2001 and San Francisco Rush 2049.

Home video game gross profit decreased $30,490,000 from $44,573,000 (58.8% of related revenues) in the first quarter of fiscal 2000 to $14,083,000 (45.8% of related revenues). The first quarter of fiscal 2001 includes an increased number of game units sold at significant discounts. This discounting of previously released titles was due to a continuation of the pricing pressures from the platform transition previously mentioned.

Coin-operated video game revenues decreased 46% to $16,529,000 in the September 30, 2000 quarter compared to $30,763,000 in the prior year period. The Company believes that the decrease in coin-op revenue was the result of weak industry market conditions and the market acceptance of Midway's products offered in the fiscal 2001 first quarter compared with the prior year's offerings. The current year first quarter included sales of The Grid, C.A.R.T. Fury and Touchmaster Infinity.

Coin-operated video game gross profit decreased to $2,910,000 (17.6% of related revenues) in the quarter ended September 30, 2000 from $10,915,000 (35.5% of related revenues) in the quarter ended September 30, 1999. The decrease in gross profit was primarily due to the decrease in coin-operated revenues from the sale of fewer units and certain coin-op games at discount prices and having certain fixed period costs being absorbed by lower unit sales.

Research and development expenses increased $894,000 from $19,226,000 (18.0% of revenues) in the quarter ended September 30, 1999 to $20,120,000 (42.6% of revenues) in the quarter ended September 30, 2000. The increased research and development expense is primarily due to the development of home video games for all the new platforms being introduced in the future by the platform manufacturers and the increase in expense per game required by the new platforms.

Selling expense decreased $4,651,000 from $12,817,000 (12.0% of revenues) in the quarter ended September 30, 1999 to $8,166,000 (17.3% of revenues) in the quarter ended September 30, 2000.

Administrative expense decreased $618,000 from $5,685,000 (5.3% of revenues) in the quarter ended September 30, 1999 to $5,067,000 (10.7% of revenues) in the quarter ended September 30, 2000.

Operating (loss) income in the quarter ended September 30, 2000 decreased from income of $17,760,000 in the quarter ended September 30, 1999 to an operating loss of $16,360,000 in the quarter ended September 30, 2000. The decrease results primarily from lower revenues coupled with a lower gross profit percentage and increased research and development expense.

Net loss was $9,951,000, $0.26 per share, in the quarter ended September 30, 2000, compared with net income of $11,347,000, $0.29 per share on a fully diluted basis, in the prior year period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not applicable


PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information concerning the wrongful death action brought against us and other companies entitled James, et al. v. Meow Media, et al. as set forth in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended June 30, 2000 is herein incorporated by this reference. Midway and all of the other defendants timely filed their respective appellate response briefs which were due October 19, 2000. Plaintiffs' reply brief, which was due on November 2, 2000, was also timely filed. Final appellate briefs are due November 30, 2000. As of November 10th, no oral argument has been scheduled.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

    10.1 Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant.

    27     Financial Data Schedule


(b) Reports on Form 8-K
    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MIDWAY GAMES INC.
                                           (Registrant)




Dated:  November 13, 2000                  By: /s/ Harold H. Bach, Jr.
                                           -------------------------------------
                                           Harold H. Bach, Jr.
                                           Executive Vice President-Finance
                                           Principal Financial and
                                           Chief Accounting Officer

                                  EXHIBIT INDEX



No.    Description
---    -----------

10.1 Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant.

27     Financial Data Schedule