Form 10-Q
period 2000-12-31
MIDWAY GAMES INC
filed 2001-02-14
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2000
                              --------------------------------------------------

                        Commission file number 001-12367
                                               ---------


                                MIDWAY GAMES INC.
            --------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,718,725 shares of common stock, $.01 par value, were outstanding at February 09, 2001 after deducting 1,178,500 shares held as treasury shares.

                                MIDWAY GAMES INC.

                                      INDEX


                                                                                        PAGE NO
                                                                                        -------
PART I.  FINANCIAL INFORMATION:

    ITEM 1.     Financial Statements:
                Condensed Consolidated Statements of Income -
                Three and Six months ended December 31, 2000 and 1999................        2

                Condensed Consolidated Balance Sheets -
                December 31, 2000 and June 30, 2000..................................      3-4

                Condensed Consolidated Statements of Cash Flows -
                Six months ended December 31, 2000 and 1999..........................        5

                Notes to Condensed Consolidated Financial Statements.................        6


    ITEM 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................     7-10

    ITEM 3.     Quantitative and Qualitative Disclosures
                About Market Risk....................................................       10

PART II. OTHER INFORMATION:

    ITEM 1.     Legal Proceedings....................................................       11


    ITEM 6.     Exhibits and Reports on Form 8-K.....................................       11


SIGNATURE       .....................................................................       12

PART I
FINANCIAL INFORMATION:
                                MIDWAY GAMES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three months ended            Six months ended
                                                      December 31,                 December 31,
                                               ------------------------      ------------------------
                                                 2000           1999           200            1999
                                               ---------      ---------      ---------      ---------
REVENUES
    Home video ...........................     $  58,694      $ 118,771      $  89,440      $ 194,610
    Coin-operated video ..................        18,301         28,823         34,830         59,586
                                               ---------      ---------      ---------      ---------
Total revenues ...........................        76,995        147,594        124,270        254,196

COST OF SALES
    Home video ...........................        30,388         49,312         47,051         80,578
    Coin-operated video ..................        12,857         19,557         26,476         39,405
                                               ---------      ---------      ---------      ---------
Total cost of sales ......................        43,245         68,869         73,527        119,983
                                               ---------      ---------      ---------      ---------
Gross profit .............................        33,750         78,725         50,743        134,213

Research and development expense .........        20,759         24,973         40,879         44,199
Selling and marketing expense ............        12,730         18,580         20,896         31,397
Administrative expense ...................         5,725          5,775         10,792         11,460
                                               ---------      ---------      ---------      ---------
Operating (loss) income ..................        (5,464)        29,397        (21,824)        47,157

Interest income and other expense, net ...           646            607          1,085          1,041
                                               ---------      ---------      ---------      ---------
(Loss) income before tax .................        (4,818)        30,004        (20,739)        48,198
Credit (provision) for income taxes ......         1,807        (11,176)         7,777        (18,023)
                                               ---------      ---------      ---------      ---------
Net (loss) income ........................     $  (3,011)     $  18,828      $ (12,962)     $  30,175
                                               =========      =========      =========      =========
Earnings (loss) per share of common stock:
Basic ....................................     $   (0.08)     $    0.50      $   (0.34)     $    0.79
                                               =========      =========      =========      =========
Diluted ..................................     $   (0.08)     $    0.48      $   (0.34)     $    0.78
                                               =========      =========      =========      =========
Shares used in calculations:
Basic ....................................        37,711         37,987         37,711         37,991
                                               =========      =========      =========      =========
Diluted ..................................        37,711         39,487         37,711         38,574
                                               =========      =========      =========      =========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                  ------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        December 31,      June 30,
                                                                           2000            2000
                                                                        -----------     ---------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .....................................     $  33,520      $  34,093

     Receivables, less allowances of $10,333 and $5,855 ............        41,318         25,398
     Income tax receivable .........................................           961         21,255
     Inventories, at lower of cost (Fifo) or market:
        Raw materials and work in progress .........................         4,095          7,907
        Finished goods .............................................        10,570         19,621
                                                                         ---------      ---------
                                                                            14,665         27,528
     Deferred income taxes .........................................         5,623          5,250
     Other current assets ..........................................         8,020         11,519
                                                                         ---------      ---------
        Total current assets .......................................       104,107        125,043

Property and equipment .............................................        44,295         37,220
Less:  accumulated depreciation ....................................       (21,935)       (19,189)
                                                                         ---------      ---------
                                                                            22,360         18,031
Deferred income taxes ..............................................         5,684              -

Excess of purchase cost over amount assigned to net assets acquired,
     net of accumulated amortization of $18,576 and $16,615 ........        35,424         37,385
Other assets .......................................................         6,284          6,116
                                                                         ---------      ---------
                                                                         $ 173,859      $ 186,575
                                                                         =========      =========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                  -------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                           December 31,     June 30,
                                                                              2000           2000
                                                                           ------------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable .................................................     $   9,388      $   8,959
     Accrued compensation and related benefits ........................         4,139          4,015
     Accrued royalties ................................................         4,298          5,080
     Other accrued liabilities ........................................         8,579          6,446
                                                                            ---------      ---------
        Total current liabilities .....................................        26,404         24,500


Deferred income taxes .................................................             -          1,720


STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none
     issued ...........................................................             -              -
     Common stock, $.01 par value, 100,000,000 shares authorized,
        38,889,225 shares issued at December 31, 2000
        and 38,886,303 at June 30, 2000 ...............................           389            389
     Additional paid-in capital .......................................        98,143         98,061
     Retained earnings ................................................        65,161         78,123
     Translation adjustment ...........................................          (135)          (115)
     Treasury stock, at cost (1,178,500 shares) .......................       (16,103)       (16,103)
                                                                            ---------      ---------
        Total stockholders' equity ....................................       147,455        160,355
                                                                            ---------      ---------
                                                                            $ 173,859      $ 186,575
                                                                            =========      =========


See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                             Six months ended
                                                                                                December 31,
                                                                                          ----------------------
                                                                                            2000          1999
                                                                                          --------      --------
OPERATING ACTIVITIES:
Net (loss) income ......................................................................  $(12,962)     $ 30,175
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization ...................................................     4,839         4,552
       Receivables provision ...........................................................     7,750        12,124
       Deferred income taxes ...........................................................    (7,777)        2,507
       Stock option expense ............................................................        59             -
       Increase (decrease) resulting from changes in operating assets and liabilities ..    14,728       (44,731)
                                                                                          --------      --------
Net cash provided by operating activities ..............................................     6,637         4,627

INVESTING ACTIVITIES:
Purchase of property and equipment .....................................................    (7,210)       (4,730)
                                                                                          --------      --------
Net cash (used) by investing activities ................................................    (7,210)       (4,730)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock .................................................        23            25
Purchase of treasury stock .............................................................         -          (613)
                                                                                          --------      --------
Net cash provided (used) by financing activities .......................................        23          (588)

Effect of exchange rate changes on cash ................................................       (23)            -
                                                                                          --------      --------
(Decrease) in cash and cash equivalents ................................................      (573)         (691)
Cash and cash equivalents at beginning of period .......................................    34,093        51,546
                                                                                          --------      --------
Cash and cash equivalents at end of period .............................................  $ 33,520      $ 50,855
                                                                                          ========      ========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENTS
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's business, operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


2.       EARNINGS PER SHARE
         At December 31, 2000, options were outstanding for 6,972,214 shares of common stock. The incremental share effect of those options were not utilized in the calculation of net loss per share for the three and six months ended December 31, 2000. The diluted net income per share calculation for the three and six months ended December 31, 1999 is different from basic earnings per share due to the inclusion in the diluted calculation 1,500,000 and 583,000, respectively, of potential incremental shares of common stock from the assumed exercise of employee stock options.

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

FINANCIAL CONDITION

During the six months ended December 31, 2000 cash used by operating, investing and financing activities and the effect of exchange rate changes was $573,000 compared with cash used of $691,000 in the six months ended December 31, 1999.

Cash used by operating activities before changes in operating assets and liabilities was $8,091,000 in the six months ended December 31, 2000 compared to cash provided of $49,358,000 in the six months ended December 31, 1999.

The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash inflow of $14,728,000 in the six months ended December 31, 2000, compared with a cash outflow of $44,731,000 in the six months ended December 31, 1999. The inflows during the six months ended December 31, 2000 were primarily due to the refund of income taxes coupled with lower inventories, offset in part, by increased receivables from their June 30, 2000 balances. The outflows in the December 31, 1999 six-month period were primarily due to the increase in receivables and inventories from their comparable balances at the June 30, 1999.

Cash used for the purchase of property and equipment during the six months ended December 31, 2000 was $7,210,000 compared with $4,730,000 for the six months ended December 31, 1999.

During the six months ended December 31, 1999, $613,000 of cash was used to acquire 51,400 shares of the Company's common stock held in the treasury.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain platform manufacturers that manufacture home video games for the Company require letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit for $55,000,000 that provides for borrowings and letters of credit. The revolving credit agreement extends to September 19, 2001 and provides for a reduction in availability to $15,000,000 at March 31, 2001 with an increase in availability to $35,000,000 at June 30, 2001. The agreement requires, among other things, that the Company maintain a minimum level of stockholders' equity and a specified ratio of accounts receivable to amounts outstanding under the line of credit. Under certain conditions the bank may require the Company to secure the line of credit by a pledge of its' assets. There were no borrowings under the credit line at December 31, 2000 and $382,000 of letters of credit were outstanding. Management believes that additional financing and line of credit modification will be needed before the holiday stocking season that starts in the first quarter of the next fiscal year. Management is seeking additional financing and preliminary discussions began with the bank providing the line of credit regarding extending and modifying the line of credit.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH
THREE  MONTHS ENDED DECEMBER 30, 1999

Revenues decreased $70,599,000 from $147,594,000 in the quarter ended December 31, 1999 to $76,995,000 in the quarter ended December 31, 2000.

Home video game revenues decreased 51% to $58,694,000 in the December 31, 2000 quarter compared to $118,771,000 in the prior year period. The Company believes that the decrease is primarily due to the platform transition currently underway from 32 and 64-bit home video game consoles such as the Sony PlayStation and Nintendo 64 to the next generation 128-bit consoles, including Sony's PlayStation 2, Nintendo's Gamecube and Microsoft's Xbox. The overall impact of the platform transition on Midway's profitability has been compounded by the Company's transition strategy, implemented last fiscal year, to shift product development resources from older platforms to the development of products for next generation platforms. Several titles in development for older platforms that would have softened the impact of the transition in fiscal 2001 were cancelled in order to have more high quality products available for the next generation consoles. Because it takes on average 18 to 24 months to develop a next-generation title, the Company will not experience the benefits of this strategy until fiscal 2002.

During the fiscal 2001 second quarter the Company released ten new home video games on five platforms. New products shipped included a launch title for the Sony PlayStation 2, three for Sony PlayStation, three for Nintendo 64, two for Sega Dreamcast and one for Game Boy Color. Midway's best-selling video games during the quarter were Ready 2 Rumble Boxing: Round 2, NFL Blitz 2001, San Francisco Rush 2049 and Cruis'n Exotica. In the third quarter ending March 31, 2001, Midway expects to ship four new home video game products.

Home video game gross profit decreased $41,153,000 from $69,459,000 (58.5% of related revenues) in the second quarter of fiscal 2000 to $28,306,000 (48.2% of related revenues) in the second quarter of fiscal 2001. The decrease in the gross profit percentage in second quarter of fiscal 2001 compared to the prior year period results from an increased number of game units sold at significant discounts. This discounting of previously released titles was due to a continuation of the pricing pressures from the platform transition previously mentioned.

Coin-operated video game revenues decreased 37% to $18,301,000 in the December 31, 2000 quarter compared to $28,823,000 in the prior year period. Midway introduced one new coin-op product in the quarter, Arctic Thunder compared to two games introduced in the prior year quarter. The Company believes that the decrease in coin-operated revenue was primarily the result of weak industry market conditions.

Coin-operated video game gross profit decreased to $5,444,000 (29.7% of related revenues) in the quarter ended December 31, 2000 from $9,266,000 (32.1% of related revenues) in the quarter ended December 31, 1999.

Research and development expenses decreased $4,214,000 from $24,973,000 (16.9% of revenues) in the quarter ended December 31, 1999 to $20,759,000 (26.9% of revenues) in the quarter ended December 31, 2000. The rate of spending on research and development for video games to be released in the future has increased. However, the component of research and development expense that is based on the current period sales of games has decreased by a greater amount than the increase in spending on future projects, resulting in the overall decrease. The component of research and development expense which is not dependent on current sales and which represents investments for future revenue has increased primarily due to the development of home video games for all the new platforms.

Selling and marketing expense decreased $5,850,000 from $18,580,000 (12.5% of revenues) in the quarter ended December 31, 1999 to $12,730,000 (16.5% of revenues) in the quarter ended December 31, 2000. The decrease in selling and marketing expense was primarily due to the decrease in home video revenues.

Administrative expense decreased $50,000 from $5,775,000 (3.9% of revenues) in the quarter ended December 31, 1999 to $5,725,000 (7.4% of revenues) in the quarter ended December 31, 2000. The increase as a percentage of revenues is primarily due to the decrease in revenue.

Operating (loss) income in the quarter ended December 31, 2000 decreased from income of $29,397,000 in the quarter ended December 31, 1999 to an operating loss of $5,464,000 in the quarter ended December 31, 2000. The decrease results primarily from lower revenues coupled with increasing levels of research and development expenditures on games for the next generation of platforms as discussed earlier.

Net loss was $3,011,000, $0.08 per share, in the quarter ended December 31, 2000, compared with net income of $18,828,000, $0.48 per share on a fully diluted basis, in the prior year period.




SIX  MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH
SIX  MONTHS ENDED DECEMBER 30, 1999

Revenues decreased $129,926,000 from $254,196,000 in the six months ended December 31, 1999 to $124,270,000 in the six months ended December 31, 2000.

Home video game revenues decreased 54% to $89,440,000 in the December 31, 2000 six-month period compared to $194,610,000 in the prior year period. The Company believes that the decrease is primarily due to the platform transition currently underway from 32 and 64-bit home video game consoles such as the Sony PlayStation and Nintendo 64 to the next generation 128-bit consoles, including Sony's PlayStation 2, Nintendo's Gamecube and Microsoft's Xbox. The overall impact of the platform transition on Midway's profitability has been compounded by the Company's transition strategy, implemented last fiscal year, to shift product development resources from older platforms to the development of products for next generation platforms. Several titles in development for older platforms that would have softened the impact of the transition in fiscal 2001 were cancelled in order to have more high quality products available for the next generation consoles. Because it takes on average 18 to 24 months to develop a next-generation title, the Company will not experience the benefits of this strategy until fiscal 2002.

During the six months ended December 31, 2000 the Company released nineteen new home video games on five platforms. New products shipped included a launch title for the Sony PlayStation 2, six for Sony PlayStation, five for Nintendo 64, four for Sega Dreamcast and three for Game Boy Color. Midway's best-selling video games during the quarter were Ready 2 Rumble Boxing: Round 2, NFL Blitz 2001, San Francisco Rush 2049 and Cruis'n Exotica. In the third quarter ending March 31, 2001, Midway expects to ship four new home video game products.

Home video game gross profit decreased $71,643,000 from $114,032,000 (58.6% of related revenues) in the six months ended December 31, 1999 to $42,389,000 (47.4% of related revenues) in the six months ended December 31, 2000. The decrease in the gross profit percentage in the six months ended December 31, 2000 compared to the prior year period results from an increased number of game units sold at significant discounts. This discounting of previously released titles was due to a continuation of the pricing pressures from the platform transition previously mentioned.

Coin-operated video game revenues decreased 41.5% to $34,830,000 in the December 31, 2000 six-month period compared to $59,586,000 in the prior year period. Midway introduced two new coin-op products in the six month ended December 31, 2000 compared to four in the prior year period. The Company believes that weak industry market conditions existed throughout the period and such conditions are expected to continue.

Coin-operated video game gross profit decreased to $8,354,000 (24.0% of related revenues) in the six months ended December 31, 2000 from $20,181,000 (33.9% of related revenues) in the six months ended December 31, 1999. The decrease in the gross profit percentages was primarily due to the sale of certain units at discount prices and having certain fixed period costs being absorbed by lower unit sales.

Research and development expenses decreased $3,320,000 from $44,199,000 (17.3% of revenues) in the six months ended December 31, 1999 to $40,879,000 (32.9% of revenues) in the six months ended December 31, 2000. The rate of spending on research and development for video games to be released in the future has increased. However, the component of research and development expense that is based on the current period sales of games has decreased by a greater amount than the increase in spending on future projects, resulting in the overall decrease. The component of research and development expense which is not dependent on current sales and which represents investments for future revenue has increased primarily due to the development of home video games for all the new platforms.

Selling and marketing expense decreased $10,501,000 from $31,397,000 (12.3% of revenues) in the six months ended December 31, 1999 to $20,896,000 (16.8% of revenues) in the six months ended December 31, 2000. The decrease in selling and marketing expense was primarily due to the decrease in home video revenues.

Administrative expense decreased $668,000 from $11,460,000 (4.5% of revenues) in the six months ended December 31, 1999 to $10,792,000 (8.6% of revenues) in the six months ended December 31, 2000. The increase as a percentage of revenues is primarily due to the decrease in revenue.

Operating (loss) income in the six months ended December 31, 2000 decreased from income of $47,157,000 in the six months ended December 31, 1999 to an operating loss of $21,824,000 in the six months ended December 31, 2000. The decrease results primarily from lower revenues coupled with increasing levels of research and development expenditures on games for the next generation of platforms as discussed earlier.

Net loss was $12,962,000, $0.34 per share, in the six months ended December 31, 2000, compared with net income of $30,175,000, $0.78 per share on a fully diluted basis, in the prior year period.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not applicable

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information concerning the wrongful death action brought against us and other companies entitled James, et al. v. Meow Media, et al. as set forth in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended June 30, 2000 is herein incorporated by this reference. Midway and all of the other defendants timely filed their respective appellate response briefs which were due October 19, 2000. Plaintiffs' reply brief, which was due on November 2, 2000, was also timely filed. Final appellate briefs were due November 30, 2000 and were timely filed. As of February 8th, no oral argument has been scheduled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     10.1 First Amendment dated as of November 14, 2000 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America, N.A., among other lenders.

(b)  Reports on Form 8-K

     None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MIDWAY GAMES INC.
                                        (Registrant)




Dated: February 12, 2001                By: /s/ Harold H. Bach, Jr.
                                        ----------------------------------
                                        Harold H. Bach, Jr.
                                        Executive Vice President-Finance
                                        Principal Financial and
                                        Chief Accounting Officer

                                  EXHIBIT INDEX



          No.       Description
          ---       -----------

          10.1 First Amendment dated as of November 14, 2000 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America, N.A., among other lenders.