Form 10-Q
period 2001-03-31
MIDWAY GAMES INC
filed 2001-05-15
CIK 1022080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------


                        Commission file number 001-12367


                                MIDWAY GAMES INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                                22-2906244
--------------------------------------------------------------------------------
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,718,725 shares of common stock, $.01 par value, were outstanding at May 4, 2001 after deducting 1,178,500 shares held as treasury shares.

                                MIDWAY GAMES INC.

                                      INDEX

                                                                         PAGE NO
PART I. FINANCIAL INFORMATION:

    ITEM 1.  Financial Statements:
             Condensed Consolidated Statements of Income -
             Three and nine months ended March 31, 2001 and 2000............   2

             Condensed Consolidated Balance Sheets -
             March 31, 2001 and June 30, 2000............................... 3-4

             Condensed Consolidated Statements of Cash Flows -
             Nine months ended March 31, 2001 and 2000......................   5

             Notes to Condensed Consolidated Financial Statements...........   6


    ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  10

    ITEM 3.  Quantitative and Qualitative Disclosures
             About Market Risk..............................................  11



PART II. OTHER INFORMATION:

    ITEM 1.  Legal Proceedings..............................................  11

    ITEM 4.  Submission of Matters to a Vote of Security-Holders............  11

    ITEM 6.  Exhibits and Reports on Form 8-K...............................  12


SIGNATURE    ...............................................................  13

PART I - FINANCIAL INFORMATION:
ITEM 1 - FINANCIAL STATEMENTS


                                MIDWAY GAMES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three months ended          Nine months ended
                                                     March 31,                  March 31,
                                              ----------------------    ----------------------
                                                2001          2000        2001         2000
                                              ---------    ---------    ---------    ---------
REVENUES
    Home video ............................   $  12,138    $  26,902    $ 101,578    $ 221,512
    Coin-operated video ...................      11,585       28,043       46,415       87,629
                                              ---------    ---------    ---------    ---------
Total revenues ............................      23,723       54,945      147,993      309,141

COST OF SALES
    Home video ............................       8,481       17,375       55,532       97,953
    Coin-operated video ...................      13,719       19,607       40,195       59,012
                                              ---------    ---------    ---------    ---------
Total cost of sales .......................      22,200       36,982       95,727      156,965
                                              ---------    ---------    ---------    ---------
Gross profit ..............................       1,523       17,963       52,266      152,176

Research and development expense ..........      16,447       18,110       57,326       62,309
Selling and marketing expense .............       5,943       13,867       26,839       45,264
Administrative expense ....................       5,530        4,985       16,322       16,445
                                              ---------    ---------    ---------    ---------
Operating (loss) income ...................     (26,397)     (18,999)     (48,221)      28,158

Interest income and other expense, net ....         545          712        1,630        1,753
                                              ---------    ---------    ---------    ---------
(Loss) income before tax ..................     (25,852)     (18,287)     (46,591)      29,911
Credit (provision) for income taxes .......         -          6,806        7,777      (11,217)
                                              ---------    ---------    ---------    ---------
Net (loss) income .........................   $ (25,852)   $ (11,481)   $ (38,814)   $  18,694
                                              =========    =========    =========    =========

Earnings (loss) per share of common stock -
    Basic and diluted .....................   $   (0.69)   $   (0.30)   $   (1.03)   $    0.49
                                              =========    =========    =========    =========

Shares used in calculations ...............      37,719       37,783       37,714       37,922
                                              =========    =========    =========    =========



See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                  -------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    March 31,       June 30,
                                                                                      2001            2000
                                                                                    ---------      ---------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...................................................  $  36,225      $  34,093

     Receivables, less allowances of $8,426 and $5,855 ...........................     11,835         25,398
     Income tax receivable .......................................................        859         21,255
     Inventories, at lower of cost (Fifo) or market:
        Raw materials and work in progress .......................................      2,049          7,907
        Finished goods ...........................................................      4,724         19,621
                                                                                    ---------      ---------
                                                                                        6,773         27,528
     Deferred income taxes .......................................................      3,090          5,250
     Other current assets ........................................................      8,954         11,519
                                                                                    ---------      ---------

        Total current assets......................................................     67,736        125,043

Property and equipment ...........................................................     43,107         37,220
Less: accumulated depreciation ...................................................    (20,710)       (19,189)
                                                                                    ---------      ---------
                                                                                       22,397         18,031
Deferred income taxes ............................................................      8,253            -

Excess of purchase cost over amount assigned to net assets acquired, net of
     accumulated amortization of $19,556 and $16,615 .............................     34,444         37,385
Other assets .....................................................................      5,178          6,116
                                                                                    ---------      ---------
                                                                                    $ 138,008      $ 186,575
                                                                                    =========      =========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                  -------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                         March 31,       June 30,
                                                                                           2001            2000
                                                                                         ----------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ................................................................    $   5,351      $   8,959
     Accrued compensation and related benefits .......................................        3,474          4,015
     Accrued royalties ...............................................................        2,044          5,080
     Other accrued liabilities .......................................................        5,381          6,446
                                                                                          ---------      ---------
        Total current liabilities ....................................................       16,250         24,500


Deferred income taxes ................................................................          -            1,720

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued .......          -              -
     Common stock, $.01 par value, 100,000,000 shares authorized,
        38,897,225 shares issued at March 31,2001
        and 38,886,303 at June 30, 2000 ..............................................          389            389
     Additional paid-in capital ......................................................       98,295         98,061
     Retained earnings ...............................................................       39,309         78,123
     Translation adjustment ..........................................................         (132)          (115)
     Treasury stock, at cost (1,178,500 shares) ......................................      (16,103)       (16,103)
                                                                                          ---------      ---------
        Total stockholders' equity ...................................................      121,758        160,355
                                                                                          ---------      ---------
                                                                                          $ 138,008      $ 186,575
                                                                                          =========      =========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                Nine months ended
                                                                                                     March 31,
                                                                                            -------------------------
                                                                                                2001          2000
                                                                                            -----------    ----------
OPERATING ACTIVITIES:
Net (loss) income .........................................................................    $(38,814)     $ 18,694
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization ......................................................       7,114         7,002
       Receivables provision ..............................................................       8,682        15,838
       Deferred income taxes ..............................................................      (7,777)        1,694
       Stock option expense ...............................................................         146           -
       Tax benefit from exercise of common stock options ..................................         -             380
       Increase (decrease) resulting from changes in operating assets and liabilities......      41,772       (30,072)
                                                                                               --------      --------
Net cash provided by operating activities .................................................      11,123        13,536

INVESTING ACTIVITIES:
Purchase of property and equipment ........................................................      (9,070)       (7,905)
                                                                                               --------      --------
Net cash (used) by investing activities ...................................................      (9,070)       (7,905)

FINANCING ACTIVITIES:
Cash received on the exercise of stock options ............................................          88           871
Purchase of treasury stock ................................................................         -          (6,720)
                                                                                               --------      --------
Net cash provided (used) by financing activities ..........................................          88        (5,849)

Effect of exchange rate changes on cash ...................................................          (9)          -
                                                                                               --------      --------
Increase (decrease) in cash and cash equivalents ..........................................       2,132          (218)
Cash and cash equivalents at beginning of period ..........................................      34,093        51,546
                                                                                               --------      --------
Cash and cash equivalents at end of period ................................................    $ 36,225      $ 51,328
                                                                                               ========      ========

See notes to condensed consolidated financial statements.

                                MIDWAY GAMES INC.

                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS
   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the provision for restructuring described below) considered necessary for a fair presentation have been included. Due to the seasonality of Midway's business, operating results for the quarter and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Midway's Annual Report on Form 10-K for the year ended June 30, 2000.

2. AMENDMENT TO LINE OF CREDIT
   As of April 30, 2001 the line of credit was amended to pledge substantially all the assets of the Company as collateral; to reduce the letter of credit availability to $3,500,000; and require the Company to obtain a minimum of $30,000,000 of additional equity or subordinated debt prior to July 31, 2001 or not be in compliance with the terms of the line of credit. At March 31, 2001, there were no borrowings or letters of credit outstanding under the line of credit.

3. RESTRUCTURING
   During March 2001 the Company further downsized the coin-operated videogame business and recorded a charge of $3,639,000 or $.10 per share in the three months and nine months ended March 31, 2001. The provision included severance of $922,000 for 60 employees, a provision for excess inventory of $2,297,000 and a provision of $420,000 for certain equipment disposal.

4. INCOME TAXES
   In the three months ended March 31, 2001 Midway was required under certain accounting interpretations to provide a valuation allowance for deferred tax assets resulting primarily from tax loss carry forwards incurred after December 31, 2000. This valuation allowance increased the net loss per share by $.21 in the three months and nine months ended March 31, 2001. Midway will be required to provide a valuation allowance in future periods when a net loss occurs. The valuation allowance is expected to be reversed into income in future periods in which Midway returns to profitability.

5. EARNINGS PER SHARE
   At March 31, 2001, options were outstanding for 6,816,814 shares of common stock. The incremental share effect of options was not utilized in the calculation of net loss per share for the three and nine months ended March 31, 2001 and the three months ended March 31, 2000. The net income per share calculation for the nine months ended March 31, 2000 did not utilize the average incremental shares of 583,000 for the three quarters ended March 31, 2000 because they had no effect on rounded earnings per share. Accordingly, the weighted average common shares outstanding for the nine-month period were used.

6. CHANGE IN FISCAL YEAR
   The Company is changing its fiscal year from June 30 to December 31 effective December 31, 2001.

                                MIDWAY GAMES INC.

                                -----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains certain forward looking statements concerning future business conditions and the outlook for the Company based on currently available information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks and uncertainties, including, without limitation, the financial strength of the amusement games industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers and other risks more fully described under "Business - Risk Factors" in the Company's Annual Report on Form 10-K.

FINANCIAL CONDITION

During the nine months ended March 31, 2001 cash provided by operating, investing and financing activities was $2,132,000 compared with cash used of $218,000 in the nine months ended March 31, 2000.

Cash used by operating activities before changes in operating assets and liabilities was $30,649,000 in the nine months ended March 31, 2001 compared to cash provided of $43,608,000 in the nine months ended March 31, 2000.

The changes in the operating assets and liabilities, as shown in the condensed consolidated statements of cash flows on page 5, resulted in a cash inflow of $41,772,000 in the nine months ended March 31, 2001. This cash inflow was primarily due to cash received on receivables and income tax receivable and a reduction in inventories from their respective June 30, 2000 balances. The change in the nine months ended March 31, 2000 period resulted in a cash outflow of $30,072,000, which was primarily due to the increase in receivables and inventories from their respective comparable June 30, 1999 balances.

Cash used for the purchase of property and equipment during the nine months ended March 31, 2001 was $9,070,000 compared with $7,905,000 for the nine months ended March 31, 2000.

During the nine months ended March 31, 2000, $6,720,000 of cash was used to acquire 465,500 shares of the Company's common stock held in the treasury. The Board of Directors authorized the purchase of up to two million shares of which 1,928,500 had been purchased as of March 31, 2001. During the nine months ended March 31, 2001 and 2000 the Company received $88,000 and $871,000 for the issuance of 10,922 and 134,803 common shares from the exercise of stock options, respectively.

The home videogame business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, one platform manufacturer that manufactures home videogames for the Company requires letters of credit for the full purchase price at the time a purchase order is accepted.

The Company has established a line of credit that provides for borrowings and letters of credit. The revolving credit agreement extends to September 19, 2001 and provides for availability of $15,000,000 at March 31, 2001 with an increase in availability to $35,000,000 at June 30, 2001. The agreement as amended as of April 30, 2001 (see Note 2 on page 6) requires, among other things, that the Company maintain a minimum level of stockholders' equity and a specified ratio of accounts receivable to amounts outstanding under the line of credit. The Company has secured the line of credit by a pledge of its assets. There were no borrowings under the credit line at March 31, 2001 and no letters of credit were outstanding. Management believes that available cash and cash equivalents and the letter of credit availability under the line of credit will be adequate to fund the Company's operations to at least July 31, 2001 but that additional financing and line of credit modification will be needed before the holiday stocking season that starts in the September 30 quarter. Management is seeking additional financing and discussions have begun with the bank providing the line of credit regarding extending and further modifying the line of credit.

Results of Operations

Three months Ended March 31, 2001 Compared With
Three months Ended March 31, 2000

Revenues decreased $31,222,000 from $54,945,000 in the quarter ended March 31, 2000 to $23,723,000 in the quarter ended March 31, 2001.

Home videogame revenues decreased 55% to $12,138,000 in the March 31, 2001 quarter compared to $26,902,000 in the prior year period. The Company believes that the decrease is primarily due to the platform transition currently underway from 32 and 64-bit home videogame consoles such as the Sony PlayStation and Nintendo 64 to the new generation 128-bit consoles, including Sony's PlayStation 2, Nintendo's GameCube and Microsofts's Xbox. The overall impact of the platform transition on Midway's profitability has been compounded by the Company's transition strategy to shift product development resources from older platforms to the development of products for new generation platforms. Several titles in development that would have softened the impact of the transition in fiscal 2001 were cancelled in order to have more high quality products available for the new generation consoles. Because it takes on average 18 to 24 months to develop a new generation title, the Company is not expected to experience the full benefit of this strategy until calendar year 2002.

During the fiscal 2001 third quarter the Company released one new home videogame on four platforms. NBA Hoopz for the Sony PlayStation 2, Sony PlayStation, Sega Dreamcast and Game Boy Color were shipped during the quarter. In the fourth quarter ending June 30, 2001, Midway expects to ship three new home videogame products.

Home videogame gross profit decreased $5,870,000 from $9,527,000 (35.4% of related revenues) in the third quarter of fiscal 2000 to $3,657,000 (30.1% of related revenues) in the March 31, 2001 quarter. Discounting of home videogame sales existed in both quarters. This discounting of previously released titles was due to a continuation of the pricing pressures from the platform transition previously mentioned. Since both quarters have been adversely impacted by the platform transition, the gross profit percentages reported are not believed to be indicative of gross profit percentages from new generation videogames. It is expected that future gross profit percentages will return to normal.

Coin-operated videogame revenues decreased to $11,585,000 in the March 31, 2001 quarter compared to $28,043,000 in the prior year period. Midway had only two current coin-operated products for sale in the quarter, Arctic Thunder and Touchmaster Infinity. In light of the continued weakened coin-operated market and no visible rebound, Midway implemented a strategic reassignment of software development resources from the development of coin-operated games to the direct development of home videogames for the new generation of platforms. Midway also reduced its coin-operated development staff in those areas that were not transferable to home videogame development. Accordingly, it is not expected that coin-operated revenues will comprise a significant part of operating results in the future. Midway continues to explore business opportunities with its coin-operated tournament videogame system.

Coin-operated videogame cost of sales for the March 31, 2001 quarter includes a restructuring charge of $3,639,000 for the strategic changes as described above. Excluding the restructuring charge coin-operated gross profit decreased to $1,505,000 in the quarter ended March 31, 2001 from $8,436,000 in the quarter ended March 31, 2000.

Research and development expenses decreased $1,663,000 from $18,110,000 in the quarter ended March 31, 2000 to $16,447,000 in the quarter ended March 31, 2001. The rate of spending on current research and development projects has actually increased. However, the component of research and development expense that is based on current period sales of games has decreased by a greater amount than the increase in spending on current projects. The component of research and development expense which is not dependent on current sales and represents investments for future revenue has increased primarily due to the development of home videogames for the new platforms.

Selling and marketing expense decreased $7,924,000 from $13,867,000 (25.2% of revenues) in the quarter ended March 31, 2000 to $5,943,000 (25.1% of revenues) in the quarter ended March 31, 2001. The decrease in selling and marketing expense was primarily due to the decrease in home videogame sales.

Administrative expense increased $545,000 from $4,985,000 in the quarter ended March 31, 2000 to $5,530,000 in the quarter ended March 31, 2001. The increase in administrative expense is primarily due to the expansion of Midway's international presence, primarily in Western Europe.

Operating loss increased from $18,999,000 in the quarter ended March 31, 2000 to $26,397,000 in the quarter ended March 31, 2001. The increase results primarily from lower revenues resulting in lower gross profit, restructuring charge and a continued high level of research and development expenditures for the new generation videogames.

Income taxes were established at an effective rate of 0% for the quarter ended March 31, 2001 resulting in no credit for income taxes. Midway was required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset generated during the quarter. Midway will be required to provide a valuation allowance in future periods when a net loss occurs. The valuation allowance is expected to be reversed into income in future periods in which Midway returns to profitability.

Net loss was $25,852,000, $0.69 per share, in the quarter ended March 31, 2001, compared with a net loss of $11,481,000, $0.30 per share, in the prior year period. The net loss for the quarter ended March 31, 2001 includes a $3,639,000, $0.10 per share, restructuring charge mentioned above and the valuation allowance for deferred income taxes increased the net loss by $0.21 per share.


Nine months Ended March 31, 2001 Compared With
Nine months Ended March 31, 2000

Revenues decreased $161,148,000 from $309,141,000 in the nine months ended March 31, 2000 to $147,993,000 for the nine months ended March 31, 2001.

Home videogame revenues decreased 54% to $101,578,000 in the nine months ended March 31, 2001 from $221,512,000 in the prior year period. The Company believes that the decrease is primarily due to the platform transition currently underway from 32 and 64-bit home videogame consoles such as the Sony PlayStation and Nintendo 64 to the new generation 128-bit consoles, including Sony's PlayStation 2, Nintendo's GameCube and Microsofts's Xbox. The overall impact of the platform transition on Midway's profitability has been compounded by the Company's transition strategy to shift product development resources from older platforms to the development of products for new generation platforms. Several titles in development that would have softened the impact of the transition in fiscal 2001 were cancelled in order to have more high quality products available for the new generation consoles. Because it takes on average 18 to 24 months to develop a new generation title, the Company is not expected to experience the full benefit of this strategy until calendar year 2002.

During the nine months ending March 31, 2001 Midway released twenty new home videogames on five platforms. The new products shipped included two titles for the Sony PlayStation 2, seven for Sony PlayStation, five for Nintendo 64, five for Sega Dreamcast and four for Game Boy Color. Midway's best-selling videogames during the nine months ended March 31, 2001 were Ready 2 Rumble Boxing: Round 2, NFL Blitz 2001, San Francisco Rush 2049, NBA Hoopz and Cruis'n Exotica. In the fourth quarter ending June 30, 2001, Midway expects to ship three new home videogame products.

Home videogame gross profit decreased $77,513,000 from $123,559,000 (55.8% of related revenues) in the nine months ended March 31, 2000 to $46,046,000 (45.3% of related revenues) in the nine months ended March 31, 2001. Discounting of home videogame sales were more significant to the current year nine-month period than it was to that of the prior year's period. This discounting of previously released titles was due to a continuation of the pricing pressures from the platform transition previously mentioned. Since the current year's nine-month period has been adversely impacted by the platform transition, the gross profit percentage reported in this period is not believed to be indicative of gross profit percentages from new generation videogames. It is expected that future gross profit percentages will return to normal.


Coin-operated videogame revenues decreased to $46,415,000 in the nine months ended March 31, 2001 compared to $87,629,000 in the prior year period. Midway introduced only two coin-operated products in the nine months ended March 31, 2001 compared to four in the prior year period. In light of the continued weakened coin-operated market and no visible rebound, Midway implemented a strategic reassignment of software development resources from the direct development of coin-operated games to the direct development of home videogames for the new generation of platforms. Midway also reduced its coin-operated development staff in those areas that were not transferable to home videogame development. Accordingly, it is not expected that coin-operated revenues will comprise a significant part of operating results in the future. Midway continues to explore business opportunities with its coin-operated tournament videogame system.

Coin-operated videogame cost of sales for the nine months ended March 31, 2001 includes a restructuring charge of $3,639,000 for the strategic changes as described above. Excluding the restructuring charge coin-operated gross profit decreased to $9,859,000 in the nine months ended March 31, 2001 from $28,617,000 in the nine months ended March 31, 2000.

Research and development expenses decreased $4,983,000 from $62,309,000 in the nine months ended March 31, 2000 to $57,326,000 in the nine months ended March 31, 2001. The rate of spending on current research and development projects has actually increased. However, the component of research and development expense that is based on current period sales of games has decreased by a greater amount than the increase in spending on current projects. The component of research and development expense which is not dependent on current sales and represents investments for future revenue has increased primarily due to the development of home videogames for the new platforms.

Selling and marketing expense decreased $18,425,000 from $45,264,000 (14.6% of revenues) in the nine months ended March 31, 2000 to $26,839,000 (18.1% of revenues) in the nine months ended March 31, 2001. The decrease in selling and marketing expense was primarily due to the decrease in home videogame sales.

Administrative expense decreased $123,000 from $16,445,000 in the nine months ended March 31, 2000 to $16,322,000 in the nine months ended March 31, 2001. The decrease in administrative expense is primarily due to the additional expenses relating to the expansion of Midway's international presence, primarily in Western Europe, was more than offset by other reductions in cost.

Operating loss in the nine months ended March 31, 2001 was $48,221,000 compared with operating income of $28,158,000 in the nine months ended March 31, 2000. The decreased operating results is primarily from lower revenues resulting in lower gross profit, restructuring charge and a continued high level of research and development expenditures for the new generation videogames.

Income taxes were established at an effective rate of 16.7% for the nine months ended March 31, 2001. Midway was required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset generated subsequent to December 31, 2000. Midway will be required to provide a valuation allowance in future periods when a net loss occurs. The valuation allowance is expected to be reversed into income in future periods in which Midway returns to profitability.

Net loss was $38,814,000, $1.03 per share, in the nine months ended March 31, 2001, compared with net income of $18,694,000, $0.49 per share, in the prior year period. The net loss for the nine months ended March 31, 2001 includes a $3,639,000, $0.10 per share, restructuring charge mentioned above and the valuation allowance for deferred income taxes increased the net loss by $0.21 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Not applicable


PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information concerning the wrongful death action brought against us and other companies entitled James, et al. v. Meow Media, et al. as set forth in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended June 30, 2000 is herein incorporated by this reference. All appellate briefs have been filed. As of May 8, 2001, no oral argument has been scheduled.

On April 19, 2001, a class action was commenced against us and other companies by individuals representing the victims (parents, teachers, students living, injured and deceased) of the shootings by Eric Harris and Dyland Klebold on April 20, 1999 at Columbine High School in Jefferson County Colorado. The action, entitled Sanders, et al. v. Meow Media, et al., was brought in the U.S. District Court for the District of Colorado, Civil Action No. 01- - 0728 against 25 defendants. The defendants include 18 companies in the video game business, five companies that produced or distributed the movie "The Basketball Diaries" and two companies that allegedly provided obscene Internet content. The complaint alleges, with respect to Midway and other video game companies, that Harris and Klebold, then 17 years old, were influenced by the allegedly violent content of unspecified video games and that the video game manufacturers and suppliers are liable for Harris' and Klebold's conduct. The complaint seeks up to $10 million in compensatory damages for each of the members of the plaintiff class and $5 billion in punitive damages and relief "necessary to correct the abuses of the violent video game industry & its marketing of these wares to children." We received a Request for Waiver of Service of Summons for this action on May 11, 2001.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 23, 2001. The matters submitted to a stockholder vote were:

1) the election of four Class I directors to the Board of Directors; and

2) the ratification of the appointment of Ernst & Young LLP as independent auditors for the 2001 fiscal year.

The voting results were as follows:

1) Our stockholders re-elected each of the four incumbent Class I directors, as follows:

        Nominee                     For                     Withheld
   -----------------            ------------                ---------

   Neil D. Nicastro              31,762,118                 2,634,690
   William C. Bartholomay        33,088,403                 1,308,405
   Norman J. Menell              33,686,620                   710,188
   Louis J. Nicastro             32,671,419                 1,725,389

2) Stockholders voted 34,249,946 shares (99.6% of the shares represented at the meeting) in favor of the ratification of the appointment of Ernst & Young LLP as independent auditors for the 2001 fiscal year; 49,489 shares (0.4% of the shares represented at the meeting) voted against approval, and 97,373 shares (less than 0.3% of the shares represented at the meeting) abstained from voting or were unmarked and not voted.

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

   10.1 Security Agreement dated as of November 24, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., among other lenders.

   10.2 Second Amendment to Credit Agreement and First Amendment to Security Agreement dated as of April 30, 2001 among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., among other lenders.

(b) Reports on Form 8-K

    None
                                       12

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MIDWAY GAMES INC.

Dated:  May 15, 2001                          By:  /s/ Harold H. Bach, Jr.
                                              ----------------------------
                                              Harold H. Bach, Jr.
                                              Executive Vice President -
                                              Chief Financial Officer
                                              Principal Financial and
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

     10.1 Security Agreement dated as of November 24, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., among other lenders.

     10.2 Second Amendment to Credit Agreement and First Amendment to Security Agreement dated as of April 30, 2001 among the Registrant, certain subsidiaries of the Registrant and Bank of America, N.A., among other lenders.