Form 10-K
period 2001-06-30
MIDWAY GAMES INC
filed 2001-09-28
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001

Commission File Number 1-12367

MIDWAY GAMES INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2906244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2704 West Roscoe Street, Chicago, Illinois	60618
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (773) 961-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name on Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Stock Purchase Rights pursuant to Rights Agreement	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the 36,686,539 shares of Common Stock held by non-affiliates of the registrant on September 21, 2001 was $400,250,140. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of Common Stock outstanding, excluding 1,178,500 shares held as treasury shares, was 37,848,621 shares.

    As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "Midway" mean Midway Games Inc., a Delaware corporation, and its subsidiaries. The term "common stock" means our common stock, $.01 par value, and the term "preferred stock" means our Series B Convertible Preferred Stock, $.01 par value, unless the context indicates a different meaning.

    Midway® is our registered trademark. Our product names mentioned in this report are also our trademarks, except where we license them. Other product names mentioned in this report are the trademarks of their respective owners.

    This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Wherever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the amusement games industry and the risks more fully described under "Item 1. Business—Risk Factors." We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Discussions containing forward-looking statements may be found in the materials set forth under "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others.

PART I

Item 1. Business.

  Development of Our Business

    We develop, publish and market interactive entertainment software. Since the 1970s, we have released many successful videogames, including Mortal Kombat, a line of games that has sold over 19 million copies, Ready 2 Rumble Boxing, NFL Blitz, Hydro Thunder, Cruis'n USA, Rampage, NBA Jam, Gauntlet, Joust, Defender, San Francisco Rush Extreme Racing, Area 51, Centipede, Asteroids and Pong. Our games are available for play on all major home videogame consoles and handheld game platforms, including those of Nintendo and Sony.

    In fiscal 2001, we released 26 home videogames (directly or under licensing arrangements, including all platforms), compared to 34 new home videogames (directly or under licensing arrangements, including all platforms), in fiscal 2000. Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market, in June 2001 we decided to exit the coin-operated amusement games business, and to discontinue developing and manufacturing coin-operated videogame products.

    We are now focused on developing home videogames for the next-generation platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance.

    Midway is a Delaware corporation formed in July 1988. We recently moved our corporate headquarters to a new location on our Chicago campus. Our principal executive office is located at 2704 West Roscoe Street, Chicago, Illinois 60618, and our telephone number is (773) 961-2222.

Industry Overview

    The home videogame industry is largely comprised of game hardware manufacturers and videogame software publishers. Home videogame software is played on game hardware platforms, including home game consoles, which connect to a television set, and self-contained handheld platforms.

    Since Atari introduced its home videogame console in 1977, a new generation of more advanced consoles has reached the market every four to five years. The introduction of each new generation of game consoles has spurred progressively stronger sales than the previous generation. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, sales of the current generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games.

    The home videogame industry is currently undergoing a transition from 32- and 64-bit home game consoles to 128-bit game consoles. Similarly, the handheld videogame market is moving from an 8-bit platform to a 32-bit platform. The next-generation 128-bit game consoles include Sony's PlayStation 2, released in 2000, and the upcoming Nintendo GameCube and Microsoft Xbox, each scheduled for release in fall 2001. By incorporating 128-bit processing speeds, more memory and better resolution, these platforms allow the design of games with more realistic graphics and better game performance than games designed for the prior-generation systems. We believe that these next-generation home game consoles, as well as Nintendo's new Game Boy Advance handheld platform, will quickly dominate the videogame market, creating strong demand for games played on these platforms.

    Videogame software is created by the platform manufacturers and by many independent developers. Platform manufacturers license publishers to publish games for their platforms and retain a significant degree of control over the content, quality and manufacturing of these games. The developers, subject to the approval of the platform manufacturers, determine the types of games they will create. Software publishers either create their games in-house, through their own development teams, or outsource this function to independent developers.

    Software for game platforms is sold generally by mass merchandise retailers, such as Wal-Mart and Toys-R-Us, or by regional retailers, discount store chains, video rental retailers and entertainment software distributors. Software publishers either distribute their products directly to these retailers or sell them through national distributors.

Our Business Strategy

    We are focusing on developing games for play on the new generation platforms. Highlights of our business strategy include:

    Develop games for the next-generation game platforms.  The processing power of the 128-bit consoles allows for enhanced graphics and game design capabilities. We have shifted our development teams from creating games for coin-operated and prior-generation platforms to concentrate on developing superior quality games for these next-generation videogame platforms. We currently have over 45 next-generation products in development that we expect to release through the end of calendar year 2002 for next-generation platforms and the Game Boy Advance.

    Exploit our franchise and library value.  Midway and its predecessors have been in the business of creating videogames for more than 20 years. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Gauntlet, Rampage, Mortal Kombat, NBA Jam, Cruis'n USA, San Francisco Rush Extreme Racing, NFL Blitz and Ready 2 Rumble Boxing. Mortal Kombat has been our most profitable franchise. Over 19 million home videogame copies have been sold. We have also licensed two television and two film adaptations of Mortal Kombat and granted merchandising licenses for toys, clothing, comic books, strategy guides and other product lines.

    We have also exploited our large library of hits for home play by releasing "arcade classics" collections and entering into syndication agreements. We have released 12 collections of arcade classic games for home consoles and eight arcade classic products for handheld platforms. We have entered into several syndication agreements to license classic videogames for play on a variety of gaming mediums, including websites, handheld personal digital assistants, cell phones and interactive television. We believe that we can continue to exploit our library of games.

    Expand our sports category.  We have enjoyed strong sales from our line of sports games. In this popular category, our titles, such as NBA Hoopz, NFL Blitz and Ready 2 Rumble Boxing, are characterized by our unique "over-the-top" style of sports entertainment. We believe that the extreme game play and the superhuman abilities of the characters in these games make them popular among sports videogame fans. We are developing similar "over-the-top" games for other sports, including hockey, baseball and soccer.

    Enhance and retain a leading in-house development group.  We have a large in-house development staff, employing over 440 individuals who work in teams to create our games. Our creative teams have a long history of developing hits. We give our creative teams the independence and flexibility they need to build an environment that fosters creativity and teamwork. We believe that employing in-house talent provides us with the following advantages over competitors that rely more heavily on third-party developers:

  •
  our in-house development teams are more likely to collaborate with each other, sharing development techniques and useful experience to form a strong collective and creative environment;

  •
  we can focus their efforts quickly to meet the needs of key projects;

  •
  we have more control over product quality, scheduling and costs;

  •
  we can use the same producer for both an original game and its sequels; and

  •
  we are not subject to the competing needs of other publishers, which is a particular benefit prior to the crucial year-end holiday stocking season.

    We have retained many of our best development personnel as long-term employees of our company, in part, through incentive compensation programs.

    Launch new games directly into the home game market.  In the past, we typically released our games in the coin-operated game market and then converted some of these games into home games. The comparatively advanced graphics and other features of coin-operated arcade games attracted large numbers of players, allowing us to test the market for our games before releasing home versions of the games. This strategy was successful in helping us to build pre-release enthusiasm for our home games, but it delayed our introduction of the games in the home videogame market. The popularity of powerful home game consoles, which now rival coin-operated platforms in play quality, has created strong demand for the direct introduction of new games into the home game market. We have recently discontinued the design and manufacture of coin-operated videogames and now focus exclusively on home videogames.

    Increase foreign sales.  In fiscal 2000, we opened an office in the United Kingdom to conduct sales of our products in Europe and Australia. In addition, in January 2001, we signed an agreement giving Koei Net Co., Ltd. the exclusive right to distribute selected home videogames in Japan and several other east Asian countries. We expect that Koei will shortly begin to distribute Ready 2 Rumble Boxing: Round 2 for both the PlayStation 2 and the Game Boy Advance, and Gauntlet Dark Legacy and SpyHunter for the PlayStation 2.

New Product Development

    We seek to develop videogames that are action-packed and exciting, and which provide sufficient challenge at various levels of proficiency to encourage repeated play. Our game development personnel are organized in teams. The lead designers manage the work of the other team members and are responsible for the overall design of the game. Each concept is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits within our general strategy and profitability objectives. We produce games in several categories, including action, driving and sports.

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

    The designers are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. We have developed and maintain a substantial library of proprietary software and development tools. Use of these tools streamlines the development process, allowing members of the development teams to focus their efforts on the play and simulation aspects of the product under development. We have also developed software tools to expedite conversion of software from one hardware format to another and to provide sound and special visual effects. We continually create new software and development tools and refine and upgrade our existing tools.

    Development of a next-generation videogame generally takes 18 to 24 months or longer and typically costs at least $2.0 million and, depending on the specific software requirements, may cost up to $5.0 million. Because of the increasingly complex technology and software involved, both the time and cost to develop games have increased during the past few years. We believe that we can generate significant incremental revenue from our games by introducing them on additional platforms at a much lower cost than the development cost for introducing the game on the first platform. Converting an existing next-generation game from one platform to another is expected to take three to 12 months, which period may overlap with the development period of the original version of the game, and to cost at least $500,000. We use both our own personnel and independent third parties to develop and convert videogames.

    We are generally obligated to submit games to the platform manufacturers for approval prior to publishing a game for their platforms. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.

    During the fiscal years ended June 30, 2001, 2000 and 1999, we charged to expense $75.4 million, $89.4 million and $76.0 million, respectively, for research and development. A portion of the research and development amounts for each period is attributable to royalties paid to designers on sales of published games.

    From time to time, we have purchased distribution rights to some games under development by third parties for various home videogame platforms. Some of these games are sequels to games which have previously been successfully released. From time to time we may also purchase the right to adapt and market games owned by third parties from one platform to another, where we believe that success on the original platform suggests a probability of success on the other platform.

    We endeavor to comply with the rules established by a domestic ratings board voluntarily established by the videogame industry and some foreign countries' ratings boards, and we label our products with these ratings. We believe that ratings labels as to the violence contained in videogames will not have an adverse effect upon us so long as ratings are consistently applied throughout the industry.

Products

    We currently sell games for all major videogame platforms, including the next-generation PlayStation 2 console and Game Boy Advance, as well as the older Dreamcast, PlayStation, Nintendo 64 and Game Boy Color. We are also designing games for the upcoming Xbox and GameCube. We currently have over 45 next-generation products in development that we expect to release through the end of calendar year 2002. Most of our home videogames have suggested retail prices ranging from $39.95 to $49.95. Suggested retail prices for Game Boy Advance are usually $39.95.

2001 Home Videogame Releases

    During fiscal 2001, we released the following home videogames:

Game	Category	Platform(s)
Army Men Sarge's Heroes	Action	Dreamcast
CART Fury	Driving	PlayStation 2
Cruis'n Exotica	Driving	Nintendo 64; Game Boy Color
Destruction Derby Raw	Driving	PlayStation
Formula One 2000	Driving	PlayStation
Gauntlet Dark Legacy	Action	PlayStation 2
Greatest Arcade Hits Vol. 1	Classic	Nintendo 64
Muppet Monster Adventure	Action	PlayStation
Muppet Race Mania	Driving	PlayStation
NBA Hoopz	Sports	PlayStation 2; Dreamcast; PlayStation; Game Boy Color
NFL Blitz 2001	Sports	Dreamcast; Game Boy Color; Nintendo 64; PlayStation
Ready 2 Rumble Boxing: Round 2	Sports	PlayStation 2; Dreamcast; PlayStation; Nintendo 64; Game Boy Advance
Rollcage Stage 2	Driving	PlayStation
San Francisco Rush 2049	Driving	Dreamcast; Game Boy Color; Nintendo 64
Stunt Racer 3000	Driving	Nintendo 64
Team Buddies	Action	PlayStation

2000 Home Videogame Releases

    We released the following home videogames during fiscal 2000:

Game	Category	Platform(s)
Arcade Party Pak	Classic	PlayStation
Billy Bob's Huntin' n Fishin'	Action	Game Boy Color
Colony Wars III: Red Sun	Action	PlayStation
4 Wheel Thunder	Driving	Dreamcast
Gauntlet Legends	Action	Dreamcast; PlayStation; Nintendo 64
Hydro Thunder	Driving	Dreamcast; PlayStation; Nintendo 64
Jackie Chan Stuntmaster	Action	PlayStation
Kurt Warner's Arena Football Unleashed	Sports	PlayStation
Marble Madness	Classic	Game Boy Color
Midway's Greatest Arcade Hits—Vol. 1	Classic	Dreamcast
Mortal Kombat Gold	Action	Dreamcast
Mortal Kombat Special Forces	Action	PlayStation
NBA Showtime: NBA on NBC	Sports	Dreamcast; PlayStation; Nintendo 64; Game Boy Color
NFL Blitz 2000	Sports	Dreamcast; PlayStation; Nintendo 64; Game Boy Color
Paperboy	Action	Nintendo 64
Rampage 2: Universal Tour	Action	Game Boy Color
Rampage Through Time	Action	PlayStation
Rampart	Classic	Game Boy Color
Ready 2 Rumble Boxing	Sports	Dreamcast; PlayStation; Nintendo 64; Game Boy Color
Toobin'	Classic	Game Boy Color

Marketing and Distribution

    We market videogames for play on home and handheld platforms under the Midway trademark. We market through our internal sales staff and through independent sales representatives to approximately 14,000 stores, including mass merchandisers; foreign, national and regional retailers; discount store chains; video rental retailers; and entertainment software distributors and re-sellers. It is customary for the sales representatives and distributors of our home games who are assigned specific customers to also distribute games produced by other manufacturers. Distribution channels are dominated by a select group of companies, and a publisher's access to retail shelf space is a significant competitive factor. Our principal customers for home videogames are mass merchandisers such as Toys-R-Us, Wal-Mart and Target. Sales to our largest customer, Wal-Mart, represented 12.1% of our total revenues in fiscal 2001. Sales to our second-largest customer, Toys-R-Us, represented 10.4% of our total revenues in fiscal 2001. The percentage of our total revenues represented by these customers is expected to increase because we have discontinued our coin-operated videogame products. Consequently, substantially all of our revenues will be from sales of software for home and handheld platforms. We warrant our home games for a period of 90 days.

    Our distribution efforts are supported by marketing programs which emphasize product awareness, brand recognition, dealer merchandising opportunities and celebrity endorsements. Our marketing activities include television and print advertising, retail store promotions, direct mailings, user support programs and our website. We also utilize a store-oriented marketing approach which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. We provide technical support for our home products through our customer support department, which is staffed by personnel trained to respond to customer inquiries.

    In fiscal 2000, we opened an office in the United Kingdom to conduct sales in Europe and Australia. This office sells both through distributors and directly to retailers. In addition, in January 2001, we signed a distribution agreement with Koei Net Co., Ltd. Koei has the exclusive right to distribute selected console games in Japan and several other east Asian countries. We expect that Koei will shortly begin to distribute Ready 2 Rumble Boxing: Round 2 for both the PlayStation 2 and the Game Boy Advance, and Gauntlet Dark Legacy and SpyHunter for the PlayStation 2.

Manufacturing

    The manufacturers of the home and handheld game platforms generally manufacture our home videogames for us, either themselves or through their designees, as required by the applicable platform license. Platform manufacturers typically retain the right to approve the games to be released under manufacturing and licensing arrangements. The platform manufacturers charge us a fixed amount for each software disc or cartridge that they manufacture or a royalty if third parties perform the manufacturing. This charge generally includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's trademarks and proprietary information and technology. The platform manufacturer may change its fee amount without our consent. We are responsible in most cases for resolving, at our expense, any applicable warranty or repair claim. To date, we have not experienced any material costs from warranty or repair claims.

    Production is based upon estimated demand for each specific title, and the level of the inventory of finished goods depends upon market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product and, for one platform manufacturer, an irrevocable letter of credit for 100% of the purchase price. Most of our products are manufactured for us on an "as is" and "where is" basis, and delivery is at our expense and risk. Initial orders generally require 15 to 45 days to manufacture depending on the platform. Reorders of disc-based products generally require only seven to 14 days to manufacture, while reorders of cartridge-based products require approximately 30 to

40 days to manufacture. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of the manufacturer. Only the Nintendo 64, Game Boy Color and Game Boy Advance use cartridges. The next-generation home consoles are all disc-based.

    We lease a warehouse facility in Dallas, Texas, from which we distribute home videogames to North and South America. Some products are imported into the United States, inspected by customs agents and transferred to our warehouse facility, where they are unpacked and shipped to our customers. At times, some components of these products are assembled into finished products for us by third parties prior to their transfer to our warehouse facility. We participate in the electronic data interchange program maintained by most of our large customers for home games. We generally fill re-orders from inventory within two days. As a result, home videogames traditionally have no backlog of orders.

    We accept product returns for defective products. In addition, sometimes we provide replacements, markdowns or other credits on varying terms to customers holding slow-moving inventory of our home videogames. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See "Item 1. Risk Factors—Product returns and price adjustments could exceed our reserves".

Licenses and Intellectual Property

    Platform Licenses.  The major platform manufacturers require that publishers obtain a license from them to publish games for play on their platforms. We have non-exclusive licenses from Nintendo, Sony, Microsoft and Sega under which we develop and market software products for their current major platforms. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.

    Upon expiration of a platform license, we usually have a limited period to sell off our inventory subject to that license, after which time any remaining inventory is generally required to be destroyed. Nintendo, Sony and Sega are the largest publishers of software for use on their respective systems, and they compete directly with us. See "Item 1. Risk Factors—We depend on game platform manufacturers".

    Intellectual Property Licenses.  While we develop original proprietary games, other of our games are licensed from third party developers or based on trademarks and other rights and properties owned by third parties, such as the National Basketball Association and the National Football League or various players' associations. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and to advance payment against these guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of a material breach by us, including failure to pay any amounts owing to the licensor in a timely manner, and other events. Some licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

    Patent, Trademark and Copyright Protection.  Each software title may embody a number of separately protected intellectual property rights, including trademarks associated with elements of the game, such as team logos, trademarks under which the game is marketed, the copyrights for the game software, including the game's audiovisual elements, and the patents for inventions in the game software. We have over 1,000 trademark registrations worldwide for our games, and we apply for trademark protection for all of our game titles, other than those licensed from third parties.

Notwithstanding our patent, copyright and trademark protection, preventing unauthorized duplication of software products is difficult and costly.

    Each home videogame also includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of some of our titles are owned by third parties and licensed to us. We rely on these third parties for protection of our licensed intellectual property rights. Their failure to adequately protect these rights could have a material adverse effect on us.

    The platform manufacturers incorporate security devices in the games that they manufacture for us, and also in their platforms, which seek to prevent unlicensed software products from being played on their platforms. We rely upon each platform manufacturer for protection of this intellectual property from infringement and bear the risk of claims of infringement brought by third parties arising from the sale of software with respect to intellectual property supplied by third party developers and embodied in our software products. Our agreements with these outside developers generally require the developers to indemnify us for costs and damages incurred in connection with these claims. These software developers, however, may not have sufficient resources to indemnify us for any claims that may arise.

Competition

    The interactive entertainment software business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. See "Item 1. Risk Factors—Our market is highly competitive".

    We compete with Nintendo, Sony and Sega, who publish software for their respective systems. Although Sega announced that it will no longer manufacture videogame platforms, it will continue to be a major videogame software publisher. We expect to compete similarly with Microsoft after the introduction of the Xbox. We also compete with numerous companies licensed by the platform manufacturers to develop software products for use with their respective systems. These competitors include Acclaim, Activision, Capcom, Eidos, Electronic Arts, Infogrames, Interplay Entertainment, Konami, Lucas Arts, Namco, Take-Two Interactive, THQ, 3DO and Ubi Soft, among others. We face additional competition from the entry of new companies, including large diversified entertainment companies, into our market.

Coin-operated Products

    Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market, in June 2001 we decided to exit the coin-operated amusement games business, and to discontinue developing and manufacturing coin-operated videogame products. Our revenues from coin-operated videogames are shown in "Item 6. Selected Financial Data".

    Until June 2001, we sold our coin-operated videogames under the Midway trademark. Independent distributors sell these products to operators who own and operate the machines and place them in restaurants, taverns, amusement arcades, convenience stores and movie theaters. Distributors in designated territories are generally expected to provide replacement parts and service and to arrange for installment financing.

Employees

    At September 21, 2001, we had 570 employees, over 440 of whom are members of our development staff. We believe that our relations with our employees are satisfactory.

Risk Factors

    Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect our operating results or the value of our common stock are listed below. There may be other important risk factors that we have not recognized.

We have experienced recent operating and net losses, and we anticipate future losses.

    We have not reported a net or operating profit since the second quarter of fiscal 2000. We reported an operating loss in fiscal 2001 of $78.4 million and an operating loss in fiscal 2000 of $20.9 million. We also anticipate an operating loss in the six-month transition period ending December 31, 2001. We believe that our losses have been primarily attributable to a weakness in the home videogame industry during the transition to next-generation home videogame platforms that are now being introduced, our transition strategy to discontinue games under development for older platforms and concentrate instead on the development of games for these new platforms and a decline in the market for coin-operated videogames. We do not know when or whether we will become profitable again.

We depend on market acceptance of new products.

    Our success depends on generating revenue from new products. Our new products may not achieve and sustain market acceptance sufficient to generate revenue to recover our investment in developing the products and to cover our other costs. Videogame products typically have market life spans of only three to 12 months. The process of developing games for next-generation platforms generally takes between 18 and 24 months and costs between $2 million and $5 million. If our new products fail to gain market acceptance, our operating results and financial condition would be adversely affected.

We may experience delays in introducing new products.

    From time to time, we have experienced delays in product introductions. The timing of a creative process is difficult to predict. Unanticipated delays could cause us to miss an important selling season. A delay in introducing products could also affect our development schedule for other products. In either case, we may not achieve anticipated revenues.

Our market is subject to rapid technological change.

    Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies, including new hardware platforms, operating systems, online game play and media formats. When we choose to incorporate a new technology into our products or to publish or develop a product for a new platform, we may make a substantial development investment one to two years in advance of initial shipment of these products. We may not be able to identify accurately which emerging technologies will gain widespread acceptance. If we invest in the development of a videogame incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from that product will be adversely affected. If, on the other hand, we do not choose to pursue the development of products incorporating new technology or for new platforms that achieve significant commercial success, our revenues may also be adversely affected.

    In addition, consumers may defer purchasing home game software for use on existing platforms following the announcement of an introduction date for hardware platforms incorporating new technologies. Once new platform introduction dates have been announced, retail software prices may decrease as the market makes the transition to the next-generation of hardware and software, resulting in lower revenues for us during that transition period. Accordingly, these announcements could adversely affect sales of our existing software products. We also may not be able to obtain licenses to use new technologies. We may not be able to develop or acquire the expertise necessary to enable us to develop or market products for emerging technologies.

Our operating results may fluctuate from quarter to quarter.

    We have experienced and expect to continue to experience significant quarterly fluctuations in net sales and other operating results due to a variety of factors, including:

  •
  variations in the level of market acceptance of our products;

  •
  delays and timing of product introductions;

  •
  fluctuations in our mix of products with varying profit margins;

  •
  introduction and market penetration of game platforms;

  •
  development and promotional expenses relating to the introduction of products;

  •
  peak demand during the year-end holiday season;

  •
  changes in our pricing policies and those of our competitors;

  •
  the accuracy of the forecasts of consumer demand made by retailers and by us; and

  •
  the timing of orders from major customers, order cancellations and delays in shipment.

    Our purchasing and marketing levels are based, in part, on our expectations regarding future sales and, as a result, operating results would be adversely affected by a decrease in sales or a failure to meet our sales expectations.

Our market is highly competitive.

    The interactive entertainment software business is highly competitive. Our ability to compete successfully in this market is based, in large part, upon our ability:

  •
  to select and develop popular titles;

  •
  to identify and obtain rights to commercially marketable intellectual properties; and

  •
  to adapt our products for use with new technologies.

    Successful competition in our market is also based upon:

  •
  price;

  •
  access to retail shelf space;

  •
  product enhancements;

  •
  brand recognition;

  •
  marketing support; and

  •
  access to distribution channels.

    Our competitors vary in size from very small companies with limited resources to large corporations with greater financial, marketing and product development resources than ours. We compete with the platform manufacturers, including Nintendo and Sony, and with companies that we depend upon for foreign distribution or other services. These companies may have an incentive to promote their own products in preference to ours. In addition, due to their dominant position in the industry, the manufacturers of platform hardware have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space.

    We believe that large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment software market, which will result in greater competition for us. Many of our competitors are developing on-line interactive games and interactive networks. We may not be able to compete successfully against current or future competitors.

Product returns and price adjustments could exceed our reserves.

    We accept product returns for defective products and sometimes provide replacements, markdowns or other credits to customers that hold slow-moving inventory of our games. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns of defective products. These reserves are established according to estimates of the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. If product returns, markdowns and credits exceed our reserves, our operating results and financial condition could be adversely affected.

We depend on game platform manufacturers.

    Substantially all of our software products are for use on game platforms manufactured by other companies. We depend upon these companies for the following reasons:

  •
  we may only publish our games for play on their game platforms if we receive a platform license from them, which is renewable at their discretion;

  •
  platform manufacturers set the prices for their platform licenses, which may be economically prohibitive;

  •
  we must obtain their prior review and approval to publish games on their platforms;

  •
  if the popularity of a game platform declines, or the manufacturer stops manufacturing, or does not meet the demand for a platform, or delays the introduction of a platform in a region important to us, the games that we have published and that we are developing for that platform would likely produce lower sales than we anticipate;

  •
  these manufacturers control the manufacture of, or approval to manufacture, our game discs and cartridges; and

  •
  these companies have the exclusive right to protect the intellectual property rights to their respective hardware platforms and technology and to discourage unauthorized persons from producing software for their platforms.

    Because these manufacturers compete against us in the software publishing markets, they may give preference to their own software products over ours in product approval and manufacturing, in promotion and in granting licenses to us for products that might compete with theirs.

We depend on third parties to manufacture our products.

    We depend on third parties, including the platform manufacturers, to manufacture our products. Manufacturing delays or interruptions could cause delays or interruptions in product delivery. If any significant delays occur, we may not achieve anticipated revenues. This is particularly true if any of our products miss an important selling season. Unanticipated price increases from these manufacturers also could adversely affect us.

We depend on third parties to develop some of our game titles.

    Some of our games are developed by third parties. The number of titles developed for us by third parties varies from quarter to quarter. We have less control of a game being developed by a third party because we cannot control the developer's personnel, schedule or resources. This may lead to a game not being completed on time or not at all if the third party's business fails or it experiences delays. If this happens with a game under development, we would lose revenues from the game and could lose our investment in the game.

We may be unable to maintain or acquire licenses for intellectual property.

    Some of our games are based on properties or trademarks owned by third parties, such as the National Basketball Association and National Football League or various players' associations. Our future success may also depend upon our ability to maintain existing licenses or to acquire additional licenses for popular intellectual properties. There is competition for these licenses, and we may not be successful in maintaining or acquiring intellectual property rights with significant commercial value.

    Our intellectual property licenses generally require that we submit new products developed under licenses to the licensor for approval prior to release. This approval is generally discretionary. Rejection or delay in approval of a product by a licensor could prevent us from selling the product, and we might not recover our investment in the product. The owners of intellectual property licensed by us generally reserve the right to protect the intellectual property against infringement.

We depend on our key personnel.

    Our success depends to a significant extent upon the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified software developers. The loss of the services of a number of senior management personnel or highly qualified software developers could have a material adverse effect on us. Competition for highly skilled employees is intense in our industry, and we may not be successful in attracting and retaining these personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees.

Sumner Redstone controls 29.9% of our common stock and may dispose of it at any time.

    Based on his most recent public report filed on September 10, 2001, Sumner Redstone owns, individually and through his affiliate, a total of 11,315,036 shares, or 29.9%, of our currently outstanding common stock. Mr. Redstone could sell some or all of these shares at any time on the open market or otherwise. The sale by Mr. Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock. Although Mr. Redstone has stated that he has no plans to acquire control of Midway, he could change his position or could sell his stock to a person who wishes to acquire control of Midway. Such a person may not agree with our business strategies and goals. Mr. Redstone's substantial interest in Midway could discourage a third party from making an acquisition of Midway favorable to our other stockholders.

Shares available for sale in the future could have an adverse effect on the market price of our common stock.

    We have 100,000,000 authorized shares of common stock, of which 37.8 million shares were issued and outstanding as of September 21, 2001. As of that date, another 7.5 million shares were reserved for issuance under our employee stock option plans and 12.9 million shares were reserved for issuance under convertible preferred stock and warrants. Our Board of Directors has broad discretion with respect to the issuance of the remaining 41.8 million authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek further financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may depress the future market price of our common stock.

Conversion of our preferred stock and exercise of warrants will dilute our common stock, and the sale of the underlying shares may depress our market price.

    We have issued 5,512.5 shares of Series B Convertible Preferred Stock in a private placement. The shares of preferred stock are convertible into common stock until November 21, 2003, subject to limited redemption rights. 4,200 of the preferred shares are convertible at an initial conversion price of $9.33 per common share into a total of 4,501,608 shares, subject to adjustment. 1,312.5 of the preferred shares are convertible at a conversion price of $10.60 per share into a total of 1,238,208 shares, subject to anti-dilution adjustments. We also issued three-year warrants to purchase 1,050,000 shares of common stock and five-year warrants to purchase 555,161 shares of common stock, exercisable at $9.33 per share. Finally, we issued five-year warrants to purchase 123,821 shares of common stock, exercisable at $10.60 per share.

    Because the conversion or exercise of these securities would result in more shares of our common stock outstanding, such conversion or exercise would dilute our basic earnings per share. The sale of the underlying stock would likely occur at a time when the conversion or exercise price is below the market price. If the holders of the preferred stock and warrants were to sell a large number of their shares over a short period of time, those sales would likely have an adverse effect on the market price of our common stock. Even the potential sale of a large number of shares may depress the future market price of our common stock.

Adjustments to the conversion price of the initial shares of our preferred stock could result in further dilution of our common stock and may depress our market price.

    On May 21, 2002, unless they are converted earlier, the conversion price of the initial 4,200 shares of preferred stock described above will be adjusted. The new conversion price will be the average of the closing bid prices of our common stock for the period from May 22, 2001 to May 21, 2002, subject to an effective minimum conversion price of $4.94 and a maximum conversion price of $11.45. This effective minimum conversion price was calculated assuming that the closing bid prices of our common stock were $0.00 on every trading day between October 1, 2001 and May 21, 2002. If the actual average closing bid price of our common stock were to decrease below $9.33 per share for the period from May 22, 2001 to May 21, 2002, the maximum number of shares of common stock that could be issued upon conversion of these 4,200 shares of preferred stock would increase, subject to other adjustments. Other adjustments will be made to our preferred stock if events specified in the certificate of designations for the preferred stock occur before the conversion of the preferred stock. These events include stock splits, stock dividends and sales of common stock or securities convertible into common stock at prices lower than the conversion price of the preferred stock.

If we fail to fulfill covenants made to the holders of our preferred stock, we may experience adverse financial effects.

    If we breach our agreements with the holders of the preferred stock, or upon a change of control of Midway, the holders of the preferred stock may require us to repurchase the preferred stock at a premium. If we were required to repurchase the preferred stock at a premium, we might suffer serious adverse financial consequences. The premium is 25% above the stated value in the case of a change of control.

    The premium is 20% above the stated value upon the occurrence of default events including:

  •
  our failure to maintain the effectiveness of the applicable registration statement beyond permitted grace periods;

  •
  suspension from trading or failure of our common stock to be listed on the NYSE or the Nasdaq National Market for five consecutive trading days or for more than ten trading days in any 365-day period;

  •
  our statement of an intention not to comply with the conversion requirements of the preferred stock or our failure to deliver common stock upon conversion within the allowable time periods; and

  •
  our failure to obtain any required stockholder approval of the issuance of common stock in connection with the conversion and exercise of the preferred stock and warrants.

    The premium is 10% above the stated value upon our breach of any other agreement with, or representation or warranty made to, the selling stockholders, except if the breach would not have a material adverse effect on our business.

The exercise of outstanding stock options may dilute our common stock and depress its market price.

    As of September 21, 2001, we had outstanding options to purchase an aggregate of 6.4 million shares of common stock. Our stock options are generally exercisable for a period of 9 years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of common stock.

Effects of anti-takeover provisions could inhibit the acquisition of Midway.

    Our Board of Directors or management could use several charter or statutory provisions and agreements as anti-takeover devices to discourage, delay or prevent a change in control of Midway. The use of these provisions and agreements could adversely affect the market price of our common stock:

    Blank Check Preferred Stock.  Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the Board of Directors. Accordingly, our Board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Other than the 5,512.5 shares of our Series B Convertible Preferred Stock owned by the preferred stockholders, our Board has no current plans, agreements or commitments to issue any shares of preferred stock.

    Rights Plan.  Under a rights agreement with The Bank of New York, each share of our common stock has an accompanying right to purchase, if a person acquires beneficial ownership of 15% or more of our common stock without the prior approval of our Board, convertible preferred stock that permits each holder, other than the acquiror, to purchase a number of shares of common stock at half the market price. The effect of the Rights Plan is to discourage a hostile takeover by diluting the acquiror's percentage interest in our common stock. We can redeem the rights at $0.01 per right, subject to certain conditions, at any time. The rights expire in 2007.

    Classified Board. Our certificate of incorporation provides for a classified Board of Directors. Upon the expiration of staggered terms, one third of Midway's directors are elected at each annual meeting to succeed those directors whose terms expire. This means that a person would not obtain control of our Board until the second annual stockholders' meeting after acquiring a majority of the voting stock.

    Other Charter Provisions.  Our certificate of incorporation also provides that:

  •
  directors may be removed only for cause and only by an affirmative vote of at least 80% of outstanding common stock;

  •
  any vacancy on the Board may be filled only by a vote of a majority of the remaining directors then in office;

  •
  there may be no stockholder action by written consent;

  •
  only the President, the Chairman of the Board or the entire Board may call special meetings of stockholders, and the only business permitted to be conducted at stockholder meetings is business brought before the meeting by or at the direction of the Board;

  •
  stockholders must follow an advance notice procedure for the submission of director nominations and other business to be considered at an annual meeting of stockholders;

  •
  either a majority vote of the Board or an affirmative vote of at least 80% of outstanding common stock is needed in order to adopt, amend or repeal our bylaws; and

  •
  an affirmative vote of 80% of outstanding common stock is needed in order to amend or repeal the above provisions.

    Section 203 of the Delaware General Corporation Law.  In general, this statute prohibits a publicly-held Delaware corporation from engaging in a business combination with anyone who owns at least 15% of its common stock. This prohibition lasts for a period of three years after that person has acquired the 15% ownership. The corporation may, however, engage in a business combination if it is approved by the Board before the person acquires the 15% ownership or later by the Board and two-thirds of the stockholders of the public corporation.

Item 2. Properties.

    Our principal office is located at 2704 West Roscoe Street, Chicago, Illinois in premises owned by WMS Industries Inc. The following table contains information describing the general character of our principal office and our other principal properties, all of which are leased facilities.

Location	Principal Use	Approximate Square Feet	Annual Rent ($)		Lease Expiration Date
2704 W. Roscoe Street Chicago, IL	Executive office	9,743	116,916		08/01/06
2727 W. Roscoe Street Chicago, IL	Design and development	47,500	146,000		06/30/02
3325 N. California Ave. Chicago, IL	Design and development	14,500	115,000		01/31/04
86 Albrecht Lake Bluff, IL	Parts sales	45,646	257,890		10/14/04
675 Sycamore Drive Milpitas, CA	Design and development and marketing offices	84,501	593,196		07/31/05
800 N. Main Street Corsicana, TX	Sales and offices	14,700	77,760		06/01/03
Dallas Corporate Center #11 11850 Newberry, Suite 100 Dallas, TX	Warehouse and distribution center	56,092	196,322		07/30/04
10110 Mesa Rim Road San Diego, CA	Design and development	27,512	250,644		06/01/02
6865 Flanders Drive San Diego, CA	Design and development	4,187	50,244		06/30/02
6620 Mesa Ridge Road San Diego, CA	Design and development	9,104	98,329		06/30/02
10125 Mesa Rim Road San Diego, CA	Design and development	9,104	110,616		07/01/02
MacMillan House 96 Kensington High Street London, England	Office	2,010	198,947	*	month-to-month

*
£ 134,820

    We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Item 3. Legal Proceedings.

    On April 12, 1999, a wrongful death action was commenced against us and other companies by the administrators for three children who were murdered in 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action, entitled James, et al. v. Meow Media, et al. was brought in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99CV96-J against 25 defendants. The defendants included 18 companies in the videogame business, five companies that produced or distributed the movie "The Basketball Diaries" and two companies that allegedly provide obscene Internet content. The complaint alleged, with respect to Midway and other videogame companies, that Carneal, then 14 years old, was influenced by the allegedly violent content of unspecified videogames and that the videogame manufacturers and suppliers were liable for Carneal's conduct. The complaint sought $10 million in compensatory damages with respect to each of the three children and $100 million in punitive damages.

    The action was dismissed against all defendants by order entered April 6, 2000. The plaintiffs have appealed this order to the United States Court of Appeals for the Sixth Circuit. Briefs have been submitted by all parties on the appeal. As of September 21, 2001, no oral argument has been scheduled. We intend to vigorously defend this action.

    On April 19, 2001, a class action was commenced against us and other companies by individuals representing the victims (parents, teachers, students living, injured and deceased) of the shootings by Eric Harris and Dyland Klebold on April 20, 1999 at Columbine High School in Jefferson County, Colorado. The action, entitled Sanders, et al. v. Meow Media, et al., was brought in the U.S. District Court for the District of Colorado, Civil Action No. 01—0728 against 25 defendants. The defendants include 18 companies in the videogame business, five companies that produced or distributed the movie "The Basketball Diaries" and two companies that allegedly provided obscene Internet content. The complaint alleges, with respect to Midway and other videogame companies, that Harris and Klebold, then 17 years old, were influenced by the allegedly violent content of unspecified videogames and that the videogame manufacturers and suppliers are liable for Harris' and Klebold's conduct. The complaint seeks up to $10 million in compensatory damages for each of the members of the plaintiff class and $5 billion in punitive damages and relief "necessary to correct the abuses of the violent videogame industry & its marketing of these wares to children." The court has stayed all discovery pending the briefing of motions to dismiss the complaint. Plaintiffs have timely responded to the motions to dismiss. Reply briefs are being filed by the defendants. Our reply brief was timely filed. We intend to vigorously defend this action.

    We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock trades publicly on the NYSE under the symbol MWY. The following table shows the high and low sales prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low
1999
Third Quarter	$16.50	$10.44
Fourth Quarter	24.88	15.56
2000
First Quarter	$23.69	$12.69
Second Quarter	14.38	6.06
Third Quarter	10.50	6.25
Fourth Quarter	9.00	6.13
2001
First Quarter	$8.00	$6.77
Second Quarter	18.50	6.55
Third Quarter (through September 21, 2001)	18.50	10.80

    On September 21, 2001, there were approximately 1,115 holders of record of our common stock.

    No cash dividends with respect to the common stock were declared or paid during fiscal 2001 or 2000. Under the agreements with our bank and with our preferred stockholders, we are prohibited from paying cash dividends on the common stock. We plan to retain any earnings from operations to fund our business.

Item 6. Selected Financial Data.

(In thousands, except per share amounts)

SELECTED STATEMENT OF INCOME DATA June 30,	2001		2000		1999		1998	1997
Revenues
Home video	$117,328		$229,691		$217,890		$229,732	$219,912
Coin-operated video	50,880		104,174		133,905		161,498	168,314

Total revenues	168,208		333,865		351,795		391,230	388,226
Gross profit	60,203		148,233		159,809		190,099	166,819
Operating income (loss)	(78,363)		(20,881)		8,328	(4)	65,075	60,533
Income (loss) before tax and extraordinary credit	(76,256)	(1)	(19,580)	(3)	9,914		68,022	62,663
(Provision) credit for income taxes	7,777	(2)	7,539		(3,767)		(25,900)	(23,812)

Income (loss) before extraordinary credit	(68,479)		(12,041)		6,147		42,122	38,851
Net income (loss)	(68,479)		(12,041)		6,147		42,122	41,895
Preferred stock dividend
Cash	184		—		—		—	—
Imputed	672		—		—		—	—

Earnings (loss) applicable to common stock	$(69,335)	(1)(2)	$(12,041)	(3)	$6,147	(4)	$42,122	$41,895	(5)

Basic and diluted earnings (loss) per share of common stock	$(1.84)	(1)(2)	$(.32)	(3)	$.16	(4)	$1.10	$1.14	(5)
Average number of shares outstanding	37,719		37,869		37,597		38,481	36,800
SELECTED BALANCE SHEET DATA
Total assets	$156,219		$186,575		$219,259		$227,423	$214,318
Working capital	72,506		100,543		120,039		118,286	86,310
Redeemable convertible preferred stock	20,667		—		—		—	—
Stockholders' equity	111,828		160,355		177,576		176,649	140,768

(1)
Fiscal 2001 loss before tax credit and net loss includes restructuring expense of $12,527,000 ($.33 per share) relating to our exiting the coin-operated videogame business. No income tax benefit was recorded for the restructuring expense. See Note 12 to the financial statements.

(2)
Fiscal 2001 credit for income taxes does not include a credit of $15,695,000 ($.42 per share) on the operating loss, excluding restructuring expense, after December 31, 2000. See Note 6 to the financial statements.

(3)
Fiscal 2000 loss before tax provision includes fourth quarter charges related to market conditions and asset realization of $25,979,000 or on an after-tax basis $16,151,000 ($.43 per share) which created the net loss for the year. See Note 15 to the financial statements.

(4)
Fiscal 1999 operating income includes charges for settlement of litigation, restructuring and other unusual items of $13,023,000 which reduced net income on an after-tax basis by $8,074,000, ($.21 per share).

(5)
Fiscal 1997 net income includes an extraordinary gain, net of tax, on early extinguishment of debt of $3,044,000 ($.08 per share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Midway has changed its fiscal year from a fiscal year ending on June 30 to a fiscal year ending on December 31. The report covering the transition period of July 1, 2001 to December 31, 2001 will be filed on Form 10-K.

Overview

    Since its incorporation in 1988 through the date of its initial public offering, Midway was a wholly owned subsidiary of WMS. On October 29, 1996, Midway completed its initial public offering of 5,100,000 previously unissued shares of common stock at $20.00 per share. This transaction reduced WMS' ownership in Midway to 86.8%. Net proceeds to Midway from the initial public offering were $93,385,000. The dividend notes payable to WMS of $50,000,000 and all advances from WMS then outstanding were paid with part of the proceeds of the offering.

    On April 6, 1998, WMS completed the spin-off of its remaining 86.8% ownership interest of 33,400,000 shares of Midway. The spin-off was completed by means of a tax free pro rata distribution of the Midway shares to the WMS stockholders.

    Effective April 6, 1998, in connection with the spin-off of Midway by WMS, we entered into several agreements with WMS under which WMS, among other things, performed contract manufacturing of coin-operated videogames which was terminated in fiscal 2001 and provides information technology services to certain parts of Midway. In addition, under a separate agreement, we provided selling and marketing services for the WMS pinball products which were terminated in fiscal 2000. These agreements provide for products or services on an arm's length basis. The overall cost structure of Midway has not been materially different in fiscal 2001, 2000 or 1999 from that experienced by Midway in prior years under the previous Manufacturing and Services Agreement with WMS.

    We are a leading developer, publisher and marketer of interactive entertainment videogame software for home videogame systems, including Sony's PlayStation 2, Nintendo's GameCube and Game Boy Advance and Microsoft's Xbox. Midway has products in development for the driving, fighting, sports, character-based adventure and strategy genres. In addition to the corporate headquarters in Chicago, Midway has offices in Corsicana, Texas and Milpitas and San Diego, California. Midway has international operations in London and Japan.

    Midway has publishing agreements with each of the three major console manufacturers: Sony, Nintendo and Microsoft. In accordance with these agreements, Midway's products are manufactured at facilities designated by the console manufacturers. Midway sells its products primarily direct to the major videogame retailers in North America and uses a combination of direct sales and distributors in Europe and Asia.

    Midway controls intellectual property rights to hundreds of classic videogame titles, including titles originally released under the Midway, Williams and Atari brands. A number of these classic titles have been licensed for play on websites, interactive television, cellular telephones and other handheld wireless devices.

Financial Condition

    Cash used by operating activities before changes in operating assets and liabilities was $51,917,000 in fiscal 2001 compared to cash provided of $24,157,000 in fiscal 2000. The fiscal 2001 cash used by operating activities before changes in operating assets and liabilities was primarily due to the net loss. Although fiscal 2000 had a net loss of $12,041,000, cash was provided by operating activities before changes in operating assets and liabilities because of the addback of the large non-cash items.

    The changes in the operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in a cash inflow of $49,306,000 in fiscal 2001 and an outflow of $24,814,000 in fiscal 2000. The fiscal 2001 inflow from changes in operating assets and liabilities was primarily due to reduction in inventories and income tax receivable. The fiscal 2000 outflow was primarily due to reduced accounts payable and accruals balances and increased prepaid income taxes.

    Cash used for investing activities in fiscal 2001 included $10,444,000 for the purchase of property and equipment and $21,000,000 for the net change of short-term investments. Cash used for investing activities in fiscal 2000 was for the purchase of property and equipment of $11,273,000.

    Cash provided by financing activities in fiscal 2001 was $40,302,000 compared with cash used by financing activities of $5,595,000 in fiscal 2000. In fiscal 2001, Midway sold Series B redeemable convertible preferred stock and warrants for $39,400,000, net of cash issuance cost. Cash received in fiscal 2001 from the exercise of common stock options was $1,086,000. Cash received in fiscal 2000 from the exercise of common stock options was $1,125,000. In fiscal 2000, $6,720,000 of cash was used in the purchase of treasury shares.

    See the Consolidated Statements of Cash Flows on page F-6 for further details of cash flow items.

    The home video business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, one platform manufacturer of home videogames for Midway requires letters of credit for the full purchase price at the time a purchase order is accepted.

    In August 2001, Midway modified its existing line of credit to provide for borrowings and letters of credit with a $15,000,000 availability to July 1, 2002, $40,000,000 thereafter to January 31, 2003 and then $15,000,000 to the March 2003 maturity. The credit agreement contains certain financial requirements described in Note 7 to the financial statements. At June 30, 2001 there were no borrowings under the credit line and $266,000 letters of credit were outstanding. Management believes that cash and cash equivalents, short-term investments, cash flow from operations, net proceeds of approximately $12,425,000 from the August 2001 sale of additional Series B redeemable convertible preferred stock as described in Note 8, and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories, accounts receivable, and commitments as described in Note 13 to the financial statements required in the operation of the business and our other presently anticipated needs for the twelve months ending June 30, 2002.

Results of Operations

    The following table sets forth for the years indicated certain items in or derived from Midway's consolidated statements of income expressed as a percentage of revenues:

June 30,	2001	2000	1999
Revenues
Home video	69.8%	68.8%	61.9%
Coin-operated video	30.2%	31.2%	38.1%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	64.2%	55.6%	54.6%

Gross profit	35.8%	44.4%	45.4%
Research and development expense	44.8%	26.8%	21.6%
Selling and marketing expense	19.3%	17.0%	12.3%
Administrative expense	14.2%	6.6%	5.2%
Restructuring expense	4.1%	0.3%	0.8%
Litigation and settlement expense	—	—	3.1%

Operating income (loss)	(46.6)%	(6.3)%	2.4%
Interest income and other expense, net	1.3%	0.4%	0.4%

Income (loss) before tax	(45.3)%	(5.9)%	2.8%
Credit (provision) for income taxes	4.6%	2.3%	(1.1)%

Net income (loss)	(40.7)%	(3.6)%	1.7%

Fiscal 2001 Compared with Fiscal 2000

    Revenues decreased $165,657,000 from $333,865,000 in fiscal 2000 to $168,208,000 in fiscal 2001. Coin-operated video revenues decreased from $104,174,000 to $50,880,000. In June of fiscal 2001 Midway exited the coin-operated videogame business. Accordingly, coin-operated revenues and related cost of sales will not continue in future periods. The exit from the coin-operated business is expected to potentially result in savings in research and development expense of $7,500,000 and selling and marketing and administrative expense of $6,000,000. The actual expense in each of these activities may not decrease as we continue to increase the number of home videogame software development projects and as a result of anticipated increased home videogames software unit sales precipitated by the next generation of home videogame platforms.

    Home videogame revenues decreased to $117,328,000 in fiscal 2001 from $229,691,000 in fiscal 2000. The decrease is primarily due to our strategy for the platform transition currently underway from 32 and 64 bit-home videogames consoles such as Sony PlayStation and Nintendo 64 to the next-generation 128-bit consoles including Sony's PlayStation 2, Nintendo's GameCube and Microsofts's Xbox. The impact of the platform transition on our profitability has been compounded by our transition strategy to shift product development resources from older platforms to the development of products for the next-generation platforms. Several titles in development that could have softened the impact of the transition on fiscal 2001 were cancelled in order to have more high quality products available for the next-generation consoles. Because it takes on average 18 to 24 months to develop a next-generation title, Midway is not expected to experience the full benefit of this strategy until calendar year 2002.

    Home videogame gross profit decreased $64,526,000 from $117,063,000 (51.0% of related revenues) in fiscal 2000 to $52,537,000 (44.8% of related revenues) in fiscal 2001 when approximately 80% of revenues were from the older generation platforms on games that were either previously released or substantially in development at the time Midway changed its strategy to only develop for the next-generation platforms. Many of these sales were made at lower than historical selling prices due to the effects of the platform transition. The gross profit percentage for fiscal 2001 is not believed to be indicative of gross profit percentages from next-generation videogames. It is expected that future gross profit percentages will return to normal.

    Coin-operated videogame gross profit was $7,666,000 (15.1% of related revenues) in fiscal 2001 compared with $31,170,000 (30.0% of related revenues) in fiscal 2000. Midway has exited the coin-operated videogame business. It is expected that the videogame development resources which were focused on the coin-operated business that have been deployed to the home videogame business will generate revenues with a higher gross profit than coin-operated videogames previously contributed.

    Research and development expenses decreased by $13,983,000 from $89,388,000 in fiscal 2000 to $75,405,000 in fiscal 2001. The decrease was in part due to the elimination of certain coin-operated functions that were not transferable to the home videogame business, and lower expense relating to the component of product development expense that is based on revenues. The development activity and expense for home videogames has increased. This increased development activity represents investments for future revenue to be generated from videogames for the next-generation platforms.

    Selling and marketing expense decreased $24,238,000 from $56,725,000 (17.0% of revenues) in fiscal 2000 to $32,487,000 (19.3% of revenues) in fiscal 2001. Neither the fiscal 2001 nor the fiscal 2000 selling and marketing cost as a percentage of revenues is representative of expected selling and marketing expense as a percentage of revenue in the future. The low level of revenues in fiscal 2001 resulted in a higher selling and marketing cost as a percentage of sales as certain nonvariable components comprised a larger portion of total cost. The fiscal 2000 selling and marketing cost as a percentage of revenues was adversely affected by the decline in home videogames sales. The level of advertising activity conducted by Midway in fiscal 2000 was based on a higher expected level of sales that did not occur. Fiscal 2000 was also adversely impacted by $2,853,000 for the write-down of the unamortized PC distribution agreement acquired in 1998.

    Administrative expense increased $1,824,000 or $859,000 when excluding the additional $965,000 bad debt expense provided for as a result of the exit from the coin-operated videogame business. Administrative expense excluding the additional bad debt expense was $22,863,000 (13.6% of revenues) in fiscal 2001compared with $22,004,000 (6.6% of revenues). The increase as a percentage of revenues was due to lower revenues.

    Restructuring expense in fiscal 2001 was $6,846,000 and related to the downsizing and the subsequent exiting from the coin-operated business. The restructuring expense for fiscal 2001 includes $2,049,000 for severance for 109 people, $3,070,000 for the disposal of fixed assets, $1,037,000 for lease and other commitments and $690,000 for administrative clean-up activities and other expense.

    Operating loss in fiscal 2001 was $78,363,000 compared with an operating loss of $20,881,000 in fiscal 2000. Operating loss for fiscal 2001 is due to the low level of home videogame revenues with a reduced gross profit as a result of the platform transition and continuing product development expenses from developing games for the next-generation of platforms. Fiscal 2001 also includes restructuring charges, additional bad debt and inventory write-downs totaling $12,547,000 relating to Midway's exiting from the coin-operated business. The fiscal 2000 operating loss was also due to weaker than anticipated revenues that manifested itself in the second half of the year in an abrupt fashion, which required unusual charges of $25,979,000. For further discussion on restructuring and unusual charges see Notes 12 and 15 to the financial statements.

    The income tax credit was established at an effective rate of 10.2% for fiscal 2001. Midway was required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset resulting in the reduced effective tax credit. Such valuation allowance on the deferred tax asset generated from operating losses will be reversed into income in future periods in which Midway returns to profitability. The credit for income taxes in fiscal 2000 was established at an effective rate of 38.5%.

    Loss applicable to common stock was $69,335,000 ($1.84) per share for fiscal 2001 compared with a loss of $12,041,000 for fiscal 2000. The fiscal 2001 loss includes a charge of approximately $15,695,000 to provide an allowance for recorded potential future tax benefits resulting from tax operating losses, excluding the restructuring charge. Fiscal 2001 also includes charges of $12,527,000 before taxes for the downsizing and subsequent exiting from the coin-operated videogame business. Excluding these charges the fiscal 2001 loss would have been approximately $41,113,000 ($1.09) per share. The fiscal 2000 loss includes after tax charges of $16,151,000 or $.43 per share for unusual items that related primarily to the abrupt softening of the home videogame business in fiscal 2000. See notes 12 and 15 to the financial statements for further discussion of unusual charges for fiscal 2001 and fiscal 2000.

Fiscal 2000 Compared with Fiscal 1999

    Revenues decreased $17,930,000 or 5.1% from $351,795,000 in fiscal 1999 to $333,865,000 in fiscal 2000.

    Home videogame revenues increased $11,801,000 or 5.4% from $217,890,000 in fiscal 1999 to $229,691,000 in fiscal 2000. The increase in home videogame revenues was primarily due to sales by Midway outside of North America, primarily Europe, for the first time and unit sales for the next generation Sega Dreamcast platform introduced in September 1999 offset, in part, by lower unit sales for the Nintendo 64 platform and a weak market and lower sales prices for videogames for all platforms in the second half of fiscal 2000. Home videogame revenues in fiscal 2000 include a reduction to revenues of $7,175,000 for a provision for abnormal retail price support.

    Home videogame gross profit increased $1,631,000 from $115,432,000 (53.0% of related revenues) in fiscal 1999 to $117,063,000 (51.0% of related revenues) in fiscal 2000. Home videogame cost of sales in fiscal 2000 includes a charge of $7,028,000 for inventory write-downs. Home videogame gross profit percentage decreased because of the reduction to revenues and the inventory write-down mentioned above.

    Coin-operated videogame revenues decreased $29,731,000 or 22.2% from $133,905,000 in fiscal 1999 to $104,174,000 in fiscal 2000. The decrease in coin-operated videogame revenues was primarily due to weak market conditions for new coin-operated games and the lack of exceptionally interesting games introduced during the fiscal year. It is believed that the weak market condition is primarily due to reduced player interest in coin-operated games because of the increase in entertainment alternatives available to potential videogame players.

    Coin-operated videogame gross profit decreased $13,207,000 or 29.8% from $44,377,000 (33.1% of related revenues) in fiscal 1999 to $31,170,000 (30.0% of related revenues) in fiscal 2000, primarily due to lower revenues in fiscal 2000. Coin-operated videogame gross profit was decreased by $1,907,000 in fiscal 2000 and $2,229,000 in fiscal 1999 for inventory write-downs.

    Research and development expenses increased $13,379,000 or 17.6% from $76,009,000 (21.6% of revenues) in fiscal 1999 to $89,388,000 (26.8% of revenues) in fiscal 2000. The increased research and development expense is primarily due to the development of additional home videogames for the new platforms being introduced in the future by the platform manufacturers. During the fourth quarter of fiscal 2000, prepaid development cost of $5,598,000 was written-off due to the discontinuance of certain home videogames in development or because development costs were in excess of current market realization.

    Selling expense increased $13,461,000 or 31.1% from $43,264,000 (12.3% of revenues) in fiscal 1999 to $56,725,000 (17.0% of revenues) in fiscal 2000. The increase in selling expense was primarily from a higher level of advertising expense based on an expected increase in sales volume that did not occur and an increase in marketing staff. The fiscal 2000 selling expense was also increased by $2,853,000 for the write-down of the unamortized PC distribution agreement acquired in 1998.

    Administrative expense increased $3,563,000 or 19.3% from $18,441,000 (5.2% of revenues) in fiscal 1999 to $22,004,000 (6.6% of revenues) in fiscal 2000 primarily due to opening a foreign sales office and computer related development projects.

    Restructuring expense in fiscal 2000 was $997,000 and represents cost of employee severance. The restructuring primarily further reduces certain functions through the combining of similar activities formerly conducted at different locations.

    Operating loss was $20,881,000 in fiscal 2000. Fiscal 1999 had operating income of $8,328,000 (2.4% of revenues). The fiscal 2000 operating loss adjusted for unusual charges mentioned above and further described in Note 15 results in operating income of $4,677,000 (1.4% of revenues). Fiscal 1999 includes unusual charges totaling $13,024,000 from litigation and settlement costs and restructuring expenses net of a credit from a cost overcharge recovery.

    The credit (provision) for income taxes reflects federal, state and foreign income taxes and resulted in an effective rate of 38.5% in fiscal 2000 and 38.0% in fiscal 1999.

    Net loss was $12,041,000, $(.32) per share, in fiscal 2000. Net income was $6,147,000, $         .16 per share, in fiscal 1999. Fiscal 2000 net loss includes after tax charges of $16,151,000 or $.43 per share for unusual items. Fiscal 1999 includes after tax net charges of $8,074,000 or $.21 per share for the net unusual items described above. See Note 15 to the financial statements for unusual items.

Impact of Inflation

    During the past three years, the level of inflation affecting Midway has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the market place.

Seasonality

    The home videogame business is highly seasonal and historically has resulted in higher revenues and operating profit in the first and second quarters of the June 30 fiscal year due to customer purchases preceding the year-end retail holiday selling season.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    Not Applicable.

Item 8. Financial Statements and Supplementary Data.

    Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    Identification of Directors and Executive Officers.  Below is information about our executive officers and directors. Neil D. Nicastro is the son of Louis J. Nicastro; otherwise, there is no family relationship between any of our directors or executive officers. Each director is elected for staggered three year terms to succeed those directors whose terms expire. Each director is elected until the annual meeting to take place in the year listed opposite his name. Executive officers are elected annually by the Board of Directors.

Name and Age	Position(s) with Midway	Term Ends		Committee(s)
Neil D. Nicastro (44)	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer	2004		(1)*
William C. Bartholomay (73)	Director	2004		(1); (2); (3)*
Norman J. Menell (69)	Director	2004
Louis J. Nicastro (73)	Director	2004
Kenneth J. Fedesna (51)	Executive Vice President—Product Development and Director	2003
William E. McKenna (82)	Director	2003		(2)*; (3); (4)
Harvey Reich (72)	Director	2003		(3); (4)*
Ira S. Sheinfeld (63)	Director	2003		(2)
Harold H. Bach, Jr. (69)(+)	Executive Vice President—Chief Financial Officer and Director	2002
Byron C. Cook (47)	Vice-Chairman of the Board	2002	(++)
Richard D. White (47)	Director	2002		(2)
Gerald O. Sweeney, Jr. (49)	Director	2002
Thomas E. Powell (40)(+)	Executive Vice President—Finance and Treasurer
Deborah K. Fulton (38)	Vice President, Secretary and General Counsel

(1)	Member of the Nominating Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Member of the Stock Option Committee
(*)	Indicates chairman of committee whose number precedes the *.
(+)
Mr. Bach has resigned as Executive Vice President—Chief Financial Officer, effective at the close of business on September 28, 2001. Mr. Powell will assume the responsibilities of Chief Financial Officer. Mr. Bach will remain as a director.
(++)	Resigned effective September 30, 2001.

    Neil D. Nicastro joined our Board in 1988 and has been our President and Chief Operating Officer since 1991. In 1996, Mr. Nicastro became Chairman of the Board and Chief Executive Officer, having served as Co-Chief Executive Officer since 1994. Mr. Nicastro also served in other executive positions for us in the past. Mr. Nicastro has served as a director of WMS Industries Inc., our former parent company, since 1986 and as consultant to WMS since April 1998. Mr. Nicastro became sole Chief

Executive Officer of WMS in 1996, Co-Chief Executive Officer in 1994, President in 1991 and Chief Operating Officer in 1991. Mr. Nicastro resigned his officerships with WMS in April 1998.

    William C. Bartholomay joined our Board in 1996. He has been President of Near North National Group, insurance brokers in Chicago, Illinois for more than five years. He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of AOL-Time Warner, Inc. since 1994, having also held that office during the period 1976-1992. He is Chairman of the Board of the Atlanta Braves baseball team. Mr. Bartholomay is a director of WMS.

    Norman J. Menell joined our Board in 1996. He has been Vice Chairman of the Board of WMS since 1990 and is a director of WMS. He previously held various executive offices at WMS from 1981 to 1990, including President.

    Louis J. Nicastro joined our Board in 1988. He was the Chief Executive Officer of WMS from April 1998 until June 2001 and was also its President from April 1998 to April 2000. He has served as Chairman of the Board of WMS since its incorporation in 1974. Mr. Nicastro also served WMS as Chief Executive Officer or Co-Chief Executive Officer from 1974 to 1996 and as President (1985-1988, 1990-1991), among other executive positions. Mr. Nicastro also served as Chairman of the Board and Chief Executive Officer of WHG Resorts & Casinos Inc. and its predecessors from 1983 until January 1998. He also served as our Chairman of the Board and Chief Executive Officer or Co-Chief Executive Officer from 1988 to 1996 and our President from 1988 to 1991.

    Kenneth J. Fedesna joined our Board in 1996. He has been our Executive Vice President—Product Development since May 2000 and was our Executive Vice President—Coin-Op Video from 1996 until May 2000. Mr. Fedesna served as our Vice President and General Manager from 1988 to 1996. He also served as Vice President and General Manager of Williams Electronics Games, Inc., a subsidiary of WMS, for over five years until August 1999.

    William E. McKenna joined our Board in 1996. He has served as a General Partner of MCK Investment Company, Beverly Hills, California for over five years. He also is a director of Drexler Technology Corporation and WMS.

    Harvey Reich joined our Board in 1996. He was a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for over five years until his retirement from that firm in July 1998. He is a director of WMS.

    Ira S. Sheinfeld joined our Board in 1996. He has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York for over five years. He is a director of WMS.

    Harold H. Bach, Jr.  joined our Board in 1996 and served us as Executive Vice President—Finance and Chief Financial Officer from 1996 to April 2001. Since April 2001, Mr. Bach's title has been Executive Vice President—Chief Financial Officer. Mr. Bach served as our Senior Vice President—Finance and Chief Financial Officer from 1990 to 1996, and he served as Treasurer from 1994 to April 2001. Mr. Bach also served as Vice President—Finance, Chief Financial and Chief Accounting Officer of WMS for over five years until September 1999. Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

    Byron C. Cook joined our Board in 1996. He became our Vice-Chairman of the Board in May 2000 and served as our Executive Vice President—Home Video from 1996 to May 2000. Mr. Cook was the President and Chief Operating Officer of our subsidiary, Midway Home Entertainment Inc. from 1994 to May 2000. Prior to our acquisition of Tradewest, Inc. in 1994, Mr. Cook was President of Tradewest from 1988 to1994, and he was a co-founder of that company. Mr. Cook has resigned from all offices and as a director of Midway effective September 30, 2001.

    Richard D. White joined our Board in 1996. He has been a Managing Director of CIBC Capital Partners, New York, New York, an affiliate of CIBC World Markets Corp. and its predecessor, for over five years. Mr. White is a director of Vestcom International, Inc.

    Gerald O. Sweeney, Jr.  joined our Board in 1996. He has been a member of the law firm Lord, Bissell & Brook, Chicago, Illinois for over five years.

    Thomas E. Powell joined us as Executive Vice President—Finance and Treasurer in April 2001. From June 1997 to February 2001, Mr. Powell was employed by Dade Behring, Inc., a manufacturer of medical equipment, serving most recently as Vice President of Corporate Business Development, Strategic Planning. From 1991 to May 1997, he was employed by Frito-Lay, a division of PepsiCo, Inc., ultimately serving as Director of Finance.

    Deborah K. Fulton has served as our Vice President, Secretary and General Counsel since May 2000. She was employed by us as Senior Counsel from March 1998 until May 2000 and by WMS as Senior Counsel from 1994 to March 1998. Formerly, she was employed by the law firm of Gardner Carton & Douglas from 1988 until 1994.

    Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during fiscal 2001, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Powell filed Form 3 reporting beneficial ownership late.

Item 11. Executive Compensation.

    The Summary Compensation Table below sets forth the compensation earned during the fiscal years ended June 30, 2001, 2000 and 1999 by our Chief Executive Officer and our four next most highly compensated executive officers whose fiscal 2001 salary and bonus exceeded $100,000. The compensation of Messrs. Bach and Fedesna shown on the table for fiscal 2000 and 1999 reflects their compensation for service in all capacities for both WMS and Midway. Compensation paid to these executive officers in these years was paid by either WMS or Midway and was reimbursed by, or to, us in amounts equal to our allocated cost under an agreement between WMS and us. We believe that during fiscal 1999 each of Messrs. Bach and Fedesna, from time to time, devoted between 40% and 70% of their efforts to Midway. In fiscal 2000, these executive officers, from time to time, devoted between 30% and 100% of their efforts to Midway.

SUMMARY COMPENSATION TABLE

	Annual Compensation							Long Term Compensation Awards
Name and Principal Position	Year	Salary($)		Bonus($)		Other		Securities Underlying Options(#)(1)		All Other Compensation($)
Neil D. Nicastro Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer	2001 2000 1999	— 600,000 600,000	(2)	— — 202,700	(3)	2,091 1,811 1,679	(4) (4) (4)	— 450,000 911,850	(2)	167,868 134,300 131,842	(5) (5) (5)
Harold H. Bach, Jr Executive Vice President— Chief Financial Officer (6)	2001 2000 1999	315,000 315,000 315,000		— — —		— — —		— 50,000 43,842		— — —
Byron C. Cook Vice-Chairman of the Board (7)	2001 2000 1999	325,000 325,000 325,000		— — —		3,450 3,950 3,423	(8) (8) (8)	— 50,000 284,955		— — —
Kenneth J. Fedesna Executive Vice President— Product Development	2001 2000 1999	325,000 325,000 325,000		— — —		2,500 2,500 2,500	(4) (4) (4)	— 50,000 29,229		— — —
Deborah K. Fulton Vice President, Secretary and General Counsel	2001 2000 1999	180,000 154,846 141,000		— 20,000 16,000		— — —		— 50,000 1,461		— — —

(1)
Grants of Midway stock options in fiscal 1999 were from the 1998 Stock Incentive Plan, which required certain purchases of our common stock by these officers.

(2)
On May 4, 2000, our board granted to Mr. Nicastro an option to purchase 300,000 shares of our common stock in lieu of his salary for fiscal 2001, which he has waived. The option is exercisable on or after June 30, 2001 and expires on June 30, 2005. The exercise price is $7.00 per share.

(3)
Mr. Nicastro's employment agreement with us permits him to receive advances against estimated bonus payments. Advances were made in the first six months of fiscal 2000 for bonuses accrued that were reversed in the second six months of fiscal 2000 totaling $984,000. Mr. Nicastro will repay these advances out of future compensation that Mr. Nicastro becomes entitled to receive. See "Item 13. Certain Relationships and Related Transactions—Other Related Party Transactions".

(4)
Represents life insurance premiums.

(5)
Represents accruals for contractual retirement benefits. See "Employment Agreements" below.

(6)
Resigned as Executive Vice President—Chief Financial Officer effective at the close of business on September 28, 2001.

(7)
Resigned from all offices and as a director effective September 30, 2001.

(8)
Represents matching contributions to Mr. Cook's 401(k) account.

Stock Options

    There were no options to purchase common stock granted during fiscal year 2001 under our stock option plans to the persons named in the Summary Compensation Table.

    The following table sets forth information with respect to the number and assumed values of options to purchase common stock owned by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at 6/30/01(#)		Value of Unexercised In-the-Money Options at 6/30/01 ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable (E)/	Unexercisable (U)	Exercisable (E)/	Unexercisable (U)
Neil D. Nicastro	—	—	1,891,850(E)/	120,000(U)	13,564,425(E)/	510,000(U)
Harold H. Bach, Jr.	—	—	203,842(E)/	40,000(U)	640,341(E)/	170,000(U)
Byron C. Cook	—	—	444,955(E)/	40,000(U)	3,172,028(E)/	170,000(U)
Kenneth J. Fedesna	—	—	189,229(E)/	40,000(U)	486,905(E)/	170,000(U)
Deborah K. Fulton	—	—	27,461(E)/	39,000(U)	89,841(E)/	370,500(U)

(1)
Based on the closing price of our common stock on the NYSE on June 30, 2001, which was $18.50 per share.

    We have adopted a 2000 Non-Qualified Stock Option Plan, a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan (collectively, the "Plans"). The plans provide for the granting of stock options to our directors, officers, employees, consultants and advisors. The 1998 Stock Incentive Plan required that participants purchase shares of our common stock at the market price in order to be eligible to receive options. The plans are intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the plans, the Stock Option Committee determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of the options, and the number of shares for which options are granted.

    The option price per share with respect to each option is determined by the Stock Option Committee and generally is not less than 100% of the fair market value of our common stock on the date the option is granted. The Plans each have a term of ten years, unless terminated earlier.

    As of September 21, 2001: under the 1996 Stock Option Plan, 1,700,851 options were outstanding, and 293,807 further options were available for grant; under the 1998 Non-Qualified Stock Option Plan, 696,804 options were outstanding, and 53,196 further options were available for grant; under the 1998 Stock Incentive Plan, 1,633,543 options were outstanding, and 284,678 further options were available for grant; under the 1999 Stock Option Plan, 1,493,500 options were outstanding, and 256,500 further options were available for grant; and under the 2000 Non-Qualified Stock Option Plan, 779,000 options were outstanding, and 221,000 further options were available for grant. The average exercise price of outstanding options, at September 21, 2001, was approximately $12.24 per share. Of the 6,303,698 options outstanding, 3,057,337 were held by officers and directors of Midway (including 1,891,850 held by Neil D. Nicastro).

Compensation of Directors

    We pay a fee of $32,500 per year to each director who is not also our employee. Each director who serves as the chairman of any committee of the board of directors receives a further fee of $2,500 per year for his services in that capacity and each member of our Audit Committee receives an additional fee of $2,500 per year. None of our directors received stock options in fiscal 2001.

Compensation Committee Interlocks and Insider Participation

    No member of our Compensation Committee or our Stock Option Committee was an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed here, except that Mr. Bartholomay, one of the members of our Compensation Committee, is President of Near North National Group, insurance brokers, which we retained to provide insurance services during the last fiscal year and propose to retain for insurance services during the current fiscal year.

Employment Agreements

    We employ Neil D. Nicastro under the terms of an Employment Agreement dated as of July 1, 1996. The agreement was amended on March 5, 1998, November 5, 1999, May 4, 2000 and October 30, 2000. Prior to May 1, 1998, the employment agreement provided for salaried compensation at the rate of $300,000 per year. On May 1, 1998, Mr. Nicastro's base salary was increased to $600,000. The agreement provides for bonus compensation in an amount equal to two percent of our pre-tax income. The employment agreement expires October 30, 2004, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. In the October 30, 2000 amendment, Mr. Nicastro converted the form of his retirement and death benefits from cash to Midway common stock. As amended, the employment agreement provides that upon Mr. Nicastro's retirement or death, Midway is required to deliver to Mr. Nicastro or his designee, or if no designation is made, to his estate, on the first day of each month, for a period of ten years, 5,065 shares of our common stock (subject to adjustment pursuant to the terms of the employment agreement). This benefit is payable notwithstanding Mr. Nicastro's termination of employment for any reason.

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

  •
  the placement of Mr. Nicastro in a position of lesser stature or the assignment to Mr. Nicastro of duties, performance requirements or working conditions significantly different from or at variance with those presently in effect;

  •
  the treatment of Mr. Nicastro in a manner which is in derogation of his status as a senior executive;

  •
  the cessation of service of Mr. Nicastro as a member of our board of directors;

  •
  the discontinuance or reduction of amounts payable or personal benefits available to Mr. Nicastro under the agreement; or

  •
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

    Harold H. Bach, Jr. is employed by us under the terms of an employment agreement dated as of May 24, 1999. This agreement provides for salaried compensation at the rate of $315,000 per year, or a greater amount as may be determined by the board of directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. We have agreed with Mr. Bach to terminate the agreement effective at the close of business on September 28, 2001, with separation payments to be made through December 31, 2004 at the same rate as Mr. Bach's current base salary. Mr. Bach's stock options and health and life insurance benefits will remain in force.

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

    Deborah K. Fulton is employed by us under the terms of an employment agreement dated as of May 8, 2000. This agreement provides for salaried compensation at the rate of $180,000 per year, or a greater amount as may be determined by the board of directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement requires that we provide Ms. Fulton with $400,000 in additional life insurance coverage. The agreement expires on May 7, 2002, subject to automatic extensions so that the term of Ms. Fulton's employment shall at no time be less than two years. Either party may terminate the agreement effective upon expiration of the term upon written notice dated and received at least two years prior to the termination date. We may also terminate the agreement upon 30 days' written notice for cause. Ms. Fulton may also terminate the agreement if the individuals who presently constitute the board of directors, or successors approved by these board members, cease for any reason to constitute at least a majority of the board. If this happens, and Ms. Fulton gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Ms. Fulton's unvested stock options will immediately vest, and we will be required to pay her a lump sum of two times her base salary. If any portion of the amount paid to Ms. Fulton is subject to the excise tax imposed by Section 4999 of the Code, then we must pay additional compensation to Ms. Fulton to the extent necessary to eliminate the economic effect on her of the resulting excise tax.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

    The following table sets forth information as of September 21, 2001, except as otherwise footnoted, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Common Stock (1)
Sumner M. Redstone and National Amusements, Inc. 200 Elm Street Dedham, MA 02026	11,315,036	(2)	29.9%
Smithfield Fiduciary LLC, et al c/o Highbridge Capital Management 9 West 57th Street, 27th Floor New York, NY 10019	4,541,557	(3)	(3)
Mellon Financial Corporation, et al. One Mellon Center Pittsburgh, PA 15258	3,935,226	(4)	10.4%
Neil D. Nicastro c/o Midway Games Inc. 2704 West Roscoe Street Chicago, IL 60618	2,990,082	(5)	7.5%
Peconic Fund, Ltd., et al c/o Ramius Capital Group, L.L.C. 666 Third Avenue, 26th Floor New York, NY 10017	2,424,934	(6)	6.4%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 37,848,621 shares outstanding on September 21, 2001.

(2)
Based upon a Form 4 filed with the SEC by Sumner M. Redstone on September 10, 2001. Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported direct and indirect beneficial ownership of 7,192,265 and 4,122,771 shares, respectively, of our common stock. As a result of his stock ownership in National Amusements, Inc., Mr. Redstone is deemed the beneficial owner of the shares of common stock owned by National Amusements, Inc.

(3)
Represents 3,416,557 shares of common stock underlying convertible preferred stock and 1,125,000 shares of common stock underlying warrants. Highbridge Capital Management, LLC ("HCM") is the trading manager of Smithfield Fiduciary LLC and consequently has voting control and investment discretion over securities held by Smithfield. Glenn Dubin and Henry Swieca control HCM. HCM, Glenn Dubin and Henry Swieca disclaim beneficial ownership of the shares held by Smithfield. Under the certificate of designations for the preferred stock and under the terms of the warrants, no holder of preferred stock or warrants may convert preferred stock or exercise their warrants to the extent that the holder, together with its affiliates, would beneficially own more than 9.99% of the outstanding shares of our then outstanding common stock following such conversion or exercise. The number of shares shown in the first column does not reflect this limitation.

(4)
Based upon Schedule 13G filed with the SEC on January 18, 2001 by Mellon Financial Corporation, as the parent company of The Boston Company, Inc. and The Boston Company, Asset Management, LLC in their various fiduciary capacities. The filer reported beneficial ownership of 3,935,226 sole voting power over 3,407,826 shares, shared voting power over 264,700 shares, sole dispositive power over 3,933,611 shares and shared dispositive power over 1,475 shares.

(5)
Represents 273,324 shares of common stock underlying convertible preferred stock, 50,000 shares of common stock underlying warrants, 1,891,850 shares of common stock underlying stock options and 774,908 shares of common stock owned outright.

(6)
Represents 2,049,934 shares of common stock underlying convertible preferred stock and 375,000 shares of common stock underlying warrants. Ramius Capital Group, LLC is the investment adviser of Peconic Fund, Ltd. and consequently has voting control and investment discretion over securities held by Peconic. Ramius Capital disclaims beneficial ownership of the shares held by Peconic. Peter A. Cohen, Morgan B. Stark and Thomas W. Strauss are the sole managing members of C4S& Co., LLC, the sole managing member of Ramius Capital. As a result, Messrs. Cohen, Stark and Strauss may be considered beneficial owners of any shares deemed to be beneficially owned by Ramius Capital.

Security Ownership of Management

    The following table sets forth, as of September 21, 2001, information about the beneficial ownership of our common stock by each of our directors and the executive officers and by all of our directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Common Stock (1)
Harold H. Bach, Jr.	250,130	(2)	*
William C. Bartholomay	90,370	(3)	*
Byron C. Cook	557,253	(4)	1.5%
Kenneth J. Fedesna	241,435	(5)	*
Deborah K. Fulton	28,631	(6)	*
William E. McKenna	45,711	(3)	*
Norman J. Menell	62,506	(3)	*
Louis J. Nicastro	60,547	(3)	*
Neil D. Nicastro	2,990,758	(7)	7.5%
Thomas E. Powell	—		*
Harvey Reich	61,277	(3)	*
Ira S. Sheinfeld	66,801	(3)	*
Gerald O. Sweeney, Jr.	45,000	(3)	*
Richard D. White	45,000	(3)	*
Directors and Executive Officers as a group (14 persons)	4,544,743	(8)	11.1%

*
Less than 1%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 37,848,621 shares outstanding on September 21, 2001.

(2)
Includes 203,842 shares of common stock underlying stock options.

(3)
Includes 45,000 shares of common stock underlying stock options.

(4)
Includes 384,955 shares of common stock underlying stock options.

(5)
Includes 189,229 shares of common stock underlying stock options.

(6)
Includes 27,461 shares of common stock underlying stock options.

(7)
Represents 273,324 shares of common stock underlying convertible preferred stock, 50,000 shares of common stock underlying warrants, 1,891,850 shares of common stock underlying stock options and 774,908 shares of common stock owned outright.

(8)
Includes an aggregate of 3,057,337 shares of common stock underlying stock options, 273,324 shares of common stock underlying convertible preferred stock, and 50,000 shares of common stock underlying warrants.

Item 13. Certain Relationships and Related Transactions.

Relationship with WMS

    Until October 29, 1996, we were wholly owned by WMS Industries. On that date, we sold common stock in an initial public offering, but WMS continued to own 86.8% of our common stock. On April 6, 1998, WMS distributed all of its shares of our common stock to its stockholders. Seven of our directors are also directors of WMS, including our Chairman and Chief Executive Officer, Neil D. Nicastro, and his father, Louis J. Nicastro. Louis J. Nicastro is the Chairman of the Board of WMS. Neil D. Nicastro is also a consultant to WMS.

    In August 2001, we entered into a new lease of WMS's building at 2704 Roscoe Street in Chicago Illinois, into which we have moved our executive offices. The lease term is five years, and we may renew the lease for two successive terms of three years each. Under the lease, we pay $7.25 per square foot per year, based on the number of square feet that we occupy. We currently occupy approximately 9,743 square feet in the building, but the parties expect that we will occupy the entire building, 28,500 square feet, beginning in the spring of 2002.

    In connection with our spinoff from WMS, we entered into a number of agreements with WMS, each dated as of April 6, 1998. Under a Settlement and Temporary Services Agreement, dated as of August 31, 2001, we have amended some of these agreements. The remaining material agreements between WMS and us dated as of April 6, 1998, as so amended, are described below:

    Information Systems Service Agreement.  WMS provides us with access to its AS-400 computer system and related services and computer systems for some of our computing needs, including order entry, financial and manufacturing modules, marketing and sales and engineering (including engineering documentation and blueprint systems) as well as support for these computer systems. We pay WMS at a fixed rate for monthly services. The term of the agreement expires December 31, 2001, with an option for a three-month extension.

    Confidentiality and Non-Competition Agreement.  Under this agreement, WMS or we may designate business information as confidential, and the other party must use its best efforts to keep this information confidential. The agreement also includes a five-year non-competition clause, which expires in April 2003.

    Right of First Refusal Agreement.  WMS granted us the right of first refusal with respect to any offer to WMS to purchase a WMS parking lot behind the building located at 3325 North California Avenue, Chicago, Illinois, so long as the offer is not made in connection with the sale of substantially all of WMS' stock or assets and business as a going concern. The term of the agreement expires April 5, 2008.

    Third Parties Agreement.  This agreement governs the treatment of the various arrangements with third parties with respect to game development, licensing and other matters. Under the agreement, WMS and we allocate the rights and obligations under third party arrangements so that the party receiving the benefit will bear the burden of those agreements. The agreement shall remain in effect so long as any prior third party arrangements remain outstanding.

    Tax Separation Agreement.  Until April 1998, we were a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes. Therefore, we are jointly and severally liable for any federal tax liability of the WMS group for the period that we were part of the WMS group. The agreement sets forth the parties' respective liabilities for federal, state and local taxes as well as other agreements regarding the separation of Midway and its subsidiaries from WMS. The agreement governs, among other things, (a) the filing of tax returns with federal, state and local authorities, (b) the carryover of any tax benefits of Midway, (c) the treatment of the deduction attributable to the exercise of stock options to purchase WMS common stock which are held by employees or former employees of Midway and any other similar compensation related tax deductions, (d) the treatment of specified net operating loss carrybacks, (e) the treatment of audit adjustments and (f) procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries.

    Tax Indemnification Agreement.  This agreement provides for indemnification if our April 1998 spin-off from WMS failed to qualify under Section 355 of the Code. Each of the parties agreed, among other things, that for a period of two years after the spin-off, each would continue active conduct of its historic trade or business. We will indemnify WMS if our action causes the spin-off to fail to qualify under Section 355 of the Code, against any federal, state and local taxes, interest, penalties and additions to tax imposed upon or incurred by the WMS Group or any member. WMS will indemnify us against federal, state and local taxes, interest, penalties and additions to tax resulting from the spin-off, other than liabilities for which we are required to indemnify WMS.

    We also have the following agreements with WMS:

    Tax Sharing Agreement.  This agreement is dated July 1, 1996 and remains in effect, except to the extent described in the Tax Separation Agreement referred to above. Under this agreement, WMS and we have agreed upon a method for (a) determining the amount that we must pay to WMS in respect of federal income taxes; (b) compensating any member of the WMS Group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS Group tax liability as determined under the federal consolidated return regulations; and (c) providing for the receipt of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years and for payments upon subsequent adjustments.

    Patent License Agreement.  This agreement is dated July 1, 1996. WMS and we each license to the other, on a perpetual, royalty-free basis, some patents used in the development and manufacture of both coin-operated videogames and video lottery terminals and other gaming machines.

Other Related Party Transactions

    Under his employment agreement with us, Neil D. Nicastro received $984,000 of advances for a bonus accrued in the first six months of fiscal 2000 and later reversed. This amount will be repaid, without interest, out of future compensation to which Mr. Nicastro becomes entitled.

    Mr. Ira S. Sheinfeld, a member of our Board of Directors, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which we retain to provide tax services.

    Mr. Richard D. White, a member of our Board of Directors, is a Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets Corp., which renders financial advisory services to us from time to time, and which was an underwriter of our 1999 public offering and 1996 initial public offering.

    Mr. Gerald O. Sweeney, Jr., a member of our Board of Directors, is a member of the law firm of Lord, Bissell & Brook, which performs legal services for Midway from time to time.

    William C. Bartholomay, a member of our Board of Directors, is President of Near North National Group, insurance brokers, which we retain to provide insurance services.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)	Financial Statements. See "Index to Financial Information" on page F-1.
	(2)	Financial Statement Schedule. See "Index to Financial Information" on page F-1.
	(3)	Exhibits.
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the "S-1 Registration Statement").
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998 (the "8-A Registration Statement").
3.3	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 22, 2001 (the "5/22/01 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
4.2	Specimen Form of Rights Certificate, incorporated herein by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.3 to the 5/22/01 8-K.
10.1	Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated herein by reference to the S-1 Registration Statement.
10.2	Patent License Agreement dated as of July 1, 1996 between the Registrant, Williams Electronics Games, Inc. and WMS Gaming Inc., incorporated herein by reference to the S-1 Registration Statement.
10.3	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.4	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.
10.5	Form of Indemnity Agreement authorized to be entered into between the Registrant and each officer and director of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.6	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10.7	Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment Agreement with Midway, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").

10.8	Information Systems Service Agreement dated as of April 6, 1998 between Williams Electronics Games, Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.9	Confidentiality and Non-Competition Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.10	Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.11	Third Parties Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.12	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.13	Tax Indemnification Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.14	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.15	1999 Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.16	Amended and Restated Employment Agreement dated as of May 24, 1999 between Harold H. Bach, Jr. and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
10.17	Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the 1999 10-K.
10.18	Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.19	Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").
10.20	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.21	Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2000 10-K.
10.22	Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.23	First Amendment dated as of November 14, 2000 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.
10.24	Security Agreement dated as of November 24, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "3/31/01 10-Q").

10.25	Second Amendment to Credit Agreement and First Amendment to Security Agreement dated as of April 30, 2001 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 3/31/01 10-Q.
10.26	Securities Purchase Agreement, dated as of May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.27	Registration Rights Agreement, dated May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.28	Form of Warrants to purchase common stock of the Registrant, issued to certain investors, incorporated herein by reference to the 5/22/01 8-K.
10.29	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the 5/22/01 8-K.
10.30	Employment Agreement dated as of May 8, 2000 between Deborah K. Fulton and the Registrant.
10.31	Net Lease dated as of August 1, 2001 by and between Williams Electronics Games, Inc. and Midway Amusement Games, LLC, incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "WMS 2001 10-K").
10.32	Third Amendment to Credit Agreement dated as of August 15, 2001 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders.
10.33	Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc., incorporated herein by reference to the WMS 2001 10-K.
10.34	Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS 2001 10-K.
10.35	Letter Agreement dated as of September 26, 2001 between the Registrant and Harold H. Bach, Jr. regarding Mr. Bach's Amended and Restated Employment Agreement with Midway.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
  (b)
  Reports on Form 8-K:

      (1) Current Report on Form 8-K filed May 11, 2001, reporting under Item 8.

      (2) Current Report on Form 8-K filed May 22, 2001, reporting under Items 5 and 7.

      (3) Current Report on Form 8-K filed June 22, 2001, reporting under Items 5 and 7.

      (4) Current Report on Form 8-K filed August 22, 2001, reporting under Items 5 and 7.

MIDWAY GAMES INC.

INDEX TO FINANCIAL INFORMATION

    All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

F–1

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midway Games Inc.

    We have audited the accompanying consolidated balance sheets of Midway Games Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Chicago, Illinois
August 21, 2001

F–2

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$40,330	$34,093
Short-term investments	21,000	—
Receivables, less allowances of $8,354 in 2001 and $5,855 in 2000	14,321	25,398
Income taxes receivable	860	21,255
Inventories
Raw materials and work in progress	372	7,907
Finished goods	1,616	19,621

	1,988	27,528
Deferred income taxes	2,655	5,250
Other current assets	8,879	11,519

Total current assets	90,033	125,043
Property and equipment, net	19,678	18,031
Excess of purchase cost over amount assigned to net assets acquired, net	33,464	37,385
Deferred income taxes	8,688	—
Other assets	4,356	6,116

Total assets	$156,219	$186,575

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,497	$8,959
Accrued compensation and related benefits	5,110	5,519
Accrued royalties	1,205	5,080
Other accrued liabilities	5,715	4,942

Total current liabilities	17,527	24,500
Deferred income taxes	—	1,720
Other noncurrent liabilities	6,197	—
Redeemable convertible preferred stock, Series B, $.01 par value, 5,512.5 shares authorized and designated, 4,200 shares issued, redeemable at $42,000	20,667	—
Stockholders' equity:
Preferred stock, $.01 par value, shares authorized and undesignated 4,994,487.5 in 2001 and 5,000,000 in 2000	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, shares issued—39,022,138 in 2001 and 38,886,303 in 2000	390	389
Additional paid-in capital	118,886	98,061
Retained earnings	8,788	78,123
Translation adjustment	(133)	(115)
Treasury stock, at cost—1,178,500 shares	(16,103)	(16,103)

Total stockholders' equity	111,828	160,355

Total liabilities and stockholders' equity	$156,219	$186,575

See notes to financial statements.

F–3

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended June 30,
	2001	2000	1999
Revenues
Home video	$117,328	$229,691	$217,890
Coin-operated video	50,880	104,174	133,905

Total revenues	168,208	333,865	351,795
Cost of sales
Home video	64,791	112,628	102,458
Coin-operated video	43,214	73,004	89,528

Total cost of sales	108,005	185,632	191,986

Gross profit	60,203	148,233	159,809
Research and development expense	75,405	89,388	76,009
Selling and marketing expense	32,487	56,725	43,264
Administrative expense	23,828	22,004	18,441
Restructuring expense	6,846	997	2,742
Litigation and settlement expense	—	—	11,025

Operating income (loss)	(78,363)	(20,881)	8,328
Interest income and other expense, net	2,107	1,301	1,586

Income (loss) before tax	(76,256)	(19,580)	9,914
(Provision) credit for income taxes	7,777	7,539	(3,767)

Net income (loss)	(68,479)	(12,041)	6,147
Preferred stock dividend
Cash	184	—	—
Imputed	672	—	—

Earnings (loss) applicable to common stock	$(69,335)	$(12,041)	$6,147

Basic and diluted earnings (loss) per share of common stock	$(1.84)	$(.32)	$.16

Average number of shares outstanding	37,719	37,869	37,597

See notes to financial statements.

F–4

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Treasury Stock At Cost	Total Stockholders' Equity
Balance at June 30, 1998	38,500	$385	$98,488	$84,017	—	$(6,241)	$176,649
Net income				6,147			6,147
Purchase of treasury stock (999,800 shares)						(13,030)	(13,030)
Sale of common stock	250	3	1,807				1,810
Treasury shares sold pursuant to employee incentive plan (750,000 shares)			(3,888)			9,888	6,000

Balance at June 30, 1999	38,750	388	96,407	90,164	—	(9,383)	177,576
Net loss				(12,041)			(12,041)
Translation adjustment					$(115)		(115)

Comprehensive loss							(12,156)
Purchase of treasury stock (465,500 shares)						(6,720)	(6,720)
Exercise of common stock options	136	1	1,124				1,125
Stock option expense			156				156
Tax benefit from exercise of common stock options			374				374

Balance at June 30, 2000	38,886	389	98,061	78,123	(115)	(16,103)	160,355
Net loss				(68,479)			(68,479)
Translation adjustment					(18)		(18)

Comprehensive loss							(68,497)
Exercise of common stock options	136	1	1,085				1,086
Stock option expense			335				335
Dividend on series B preferred stock
Cash				(184)			(184)
Imputed				(672)			(672)
Proceeds from sale of Series B preferred stock allocated to warrants, purchase option and beneficial conversion			19,405				19,405

Balance at June 30, 2001	39,022	$390	$118,886	$8,788	$(133)	$(16,103)	$111,828

See notes to financial statements.

F–5

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2001	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$(68,479)	$(12,041)	$6,147
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	9,730	9,705	10,840
Receivables provision	11,387	24,854	12,668
Deferred income taxes	(7,777)	1,109	(4,107)
Stock option expense	335	156	—
Loss on disposal of fixed assets	2,887	—	—
Tax benefit from exercise of common stock options	—	374	—
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(308)	(4,182)	27,286
Inventories	25,515	4,445	(8,999)
Other current assets	2,472	(497)	(1,150)
Accounts payable and accruals	(6,881)	(12,852)	(4,130)
Income taxes	20,339	(13,788)	(9,852)
Other assets and liabilities not reflected elsewhere	8,169	2,060	(4,861)

Net cash (used) provided by operating activities	(2,611)	(657)	23,842
INVESTING ACTIVITIES
Purchase of property and equipment	(10,444)	(11,273)	(5,212)
Net change in short-term investments	(21,000)	—	12,000

Net cash (used) provided by investing activities	(31,444)	(11,273)	6,788
FINANCING ACTIVITIES
Cash received on exercise of common stock options	1,086	1,125	—
Net proceeds from sale of common stock	—	—	7,810
Net proceeds from sale of Series B preferred stock and warrants	39,400	—	—
Cash dividend on preferred stock	(184)	—	—
Purchase of treasury stock	—	(6,720)	(13,030)

Net cash provided (used) by financing activities	40,302	(5,595)	(5,220)

Effect of exchange rate changes on cash	(10)	72	—

Increase (decrease) in cash and cash equivalents	6,237	(17,453)	25,410
Cash and cash equivalents at beginning of year	34,093	51,546	26,136

Cash and cash equivalents at end of year	$40,330	$34,093	$51,546

See notes to financial statements.

F–6

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF BUSINESS

    Midway Games Inc. ("Midway") and its subsidiaries (the "Company") operate in one operating segment, the design and distribution of coin-operated videogames and publishing, licensing and distribution of home videogames (the "Videogame Business"). The operations of the coin-operated videogame portion of the business were discontinued in June 2001, see Note 12. Coin-operated videogames were sold to distributors worldwide who sell them to operators and arcades. Home videogames are sold to mass merchants, video rental retailers, and entertainment software distributors. Prior to July 1, 1999, the Company participated in home videogame markets outside North America through licensing and distribution agreements with third parties, but in fiscal 2000 it began selling its home videogames on a worldwide basis. Consumers buy or rent the home videogames to use on game systems (Nintendo, Sony and Sega).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

    All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories

    Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment

    Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives.

Excess of Purchase Cost Over Amount Assigned to Net Assets Acquired (Goodwill)

    Goodwill of $33,464,000 and $37,385,000 at June 30, 2001 and 2000, respectively (net of accumulated amortization of $20,536,000 and $16,615,000 at June 30, 2001 and 2000, respectively) arising from prior year acquisitions is being amortized by the straight-line method over 15 to 20 years. See Note 3 for prospective change in amortization.

Long-Lived Assets

    The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Intellectual Properties Licenses

    Nonrefundable guaranteed amounts are recognized as revenue when the license agreements are signed and the Company fulfills its obligation, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenue as earned. License and royalty revenues primarily from home videogame activities for fiscal 2001, 2000 and 1999 was $427,000, $2,569,000 and $4,116,000, respectively.

Consolidation Policy

    The consolidated financial statements include the accounts of Midway and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

F–7

Home and Coin-operated Videogame Revenues

    Home and coin-operated videogame revenues are recorded when products are delivered to customers. An allowance for home videogame returns, discounts, and price adjustments is also recorded based upon management's evaluation of historical experience as well as current industry trends.

Advertising Expense and Distribution Costs

    The cost of advertising is charged to earnings as incurred and for fiscal 2001, 2000 and 1999 was $15,755,000, $33,420,000 and $23,743,000, respectively. Distribution costs, including shipping and handling costs, are included in cost of sales.

Sales to Customers Located Outside the United States and Sales to Major Customers

    Sales to customers located outside the United States were $25,530,000, $45,365,000 and $35,582,000 for fiscal 2001, 2000 and 1999, respectively. Sales of home videogames to two mass merchants during fiscal 2001 were $20,376,000 and $17,410,000, and fiscal 2000 were $40,912,000 and $35,014,000 and fiscal 1999 were $41,539,000 and $38,183,000.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3: CHANGE OF FISCAL YEAR AND CHANGE IN GOODWILL ACCOUNTING

    The Company announced in May 2001 that it was changing its fiscal year end from June 30 to December 31. To accomplish the change, the Company will issue audited financial statements for the six-month period ending December 31, 2001.

    In June 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. However early adoption is permitted, accordingly Midway will adopt the new rules beginning July 1, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

    Application of the non-amortization provisions of the Statements is expected to result in a decrease in amortization expense of $1,961,000 for the six-month period ending December 31, 2001 and $3,922,000 for the fiscal year December 31, 2002. During the six-month period ending December 31, 2001, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2001 and management expects these tests will have no effect on the earnings and financial position of the Company.

NOTE 4: RECEIVABLE FROM OFFICER

    At June 30, 2001, Midway has a receivable of $984,000 from its chief executive officer. Pursuant to his employment contract, $984,000 of advances were made to him for a bonus accrued during the first six months of fiscal year 2000. The accrued bonus was reversed in the second six months of fiscal year 2000. The receivable is expected to be extinguished from reductions in future salary and bonus payments.

F–8

NOTE 5: PROPERTY AND EQUIPMENT

    At June 30 net property and equipment were:

	2001	2000
	(in thousands)
Land	$1,401	$1,401
Leasehold improvements	5,058	4,601
Furniture, fixtures and engineering equipment	34,781	31,218

	41,240	37,220
Less accumulated depreciation	(21,562)	(19,189)

Net property and equipment	$19,678	$18,031

NOTE 6: INCOME TAXES

    During fiscal 2001, Midway was required under certain accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting primarily from tax loss carryforwards incurred subsequent to December 31, 2000. The valuation allowance increased net loss per share by $.53. Midway will be required to provide a valuation allowance in future periods when a loss occurs. The valuation allowance is expected to be reversed into income in future periods in which Midway returns to profitability.

    Significant components of the provision (credit) for income tax for the years ended June 30 were:

	2001	2000	1999
	(in thousands)
Current:
Federal	$—	$(8,510)	$6,903
State	—	(707)	971
Foreign	—	195	—

Total current	—	(9,022)	7,874
Deferred:
Federal	(26,354)	1,168	(3,383)
State	(1,156)	(59)	(724)
Foreign	(538)	—	—

Total deferred	(28,048)	1,109	(4,107)
Valuation allowance	20,271	—	—
Provision for tax benefits resulting from stock options	—	374	—

Provision (credit) for income taxes	$(7,777)	$(7,539)	$3,767

    Consolidated pre-tax loss includes $1,759,000 pre-tax loss and $628,000 pre-tax income from foreign operations in fiscal 2001 and 2000, respectively.

F–9

    The income tax provision (credit) differs from the amount computed using the statutory federal income tax rate for the years ended June 30 as follows:

	2001	2000	1999
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal benefit	(1.0)	(2.4)	1.6
Valuation allowance	26.6	—	—
Other, net	(.8)	(1.1)	1.4

	(10.2)%	(38.5)%	38.0%

    Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

    Significant components of the Company's deferred tax assets and liabilities at June 30 were:

	2001	2000
	(in thousands)
Deferred tax assets resulting from:
Tax loss carryforward	$28,503	$3,355
Inventory valuation	2,788	1,474
Accrued items not currently deductible	1,689	1,355
Receivable allowance	3,322	1,884

Gross deferred tax assets	36,302	8,068

Deferred tax liabilities resulting from
Tax over book depreciation	1,491	1,189
Book over tax basis of domestic subsidiary	2,397	2,560
Other	800	789

Gross deferred tax liabilities	4,688	4,538

Valuation allowance	(20,271)	—

Net deferred tax assets	$11,343	$3,530

    During fiscal 2001 no income taxes were paid. During fiscal 2000 and 1999 income taxes paid were $4,654,000 and $17,726,000, respectively. At June 30, 2001 and 2000 Midway has a net operating loss carryforward of $78,600,000 and $7,976,000, respectively, for federal income tax purposes. The net operating loss carry forward at June 30, 2001 includes $1,025,000 relating to employee stock options which will result in a credit to additional paid in capital when utilized.

NOTE 7: LINE OF CREDIT

    During fiscal 2001 the Company maintained a line of credit for up to $55,000,000, which provided for borrowings and letters of credit. In August 2001, the Company modified the existing line of credit. The revolving credit agreement extends to March 2003 and provides availability of $15,000,000 to July 1, 2002, $40,000,000 thereafter to January 31, 2003 and then $15,000,000 to maturity. The agreement requires, among other things, that the Company maintain a minimum level of stockholders' equity and a specified ratio of accounts receivable to outstanding borrowings under the line of credit and prohibits the payment of dividends on common stock. Substantially all the assets of the Company are pledged as collateral under the credit agreement.

F–10

NOTE 8: REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

    On May 22, 2001, the Company sold Series B redeemable convertible preferred stock and warrants to purchase common stock for $42,000,000 in a private placement resulting in proceeds of $39,400,000, net of cash issuance cost. Midway's chief executive officer purchased $2,000,000 of the Series B preferred stock and warrants on the same terms as the other investors. The terms of the Series B redeemable convertible preferred stock include an option to acquire additional Series B redeemable convertible preferred stock. In addition, warrants were issued to the private placement agent as partial compensation.

    The 4,200 shares of Series B preferred stock has a stated value of $10,000 per share and provides for a dividend of 4%, payable quarterly in cash or additional Series B preferred stock at Midway's option. This Series B preferred stock has a mandatory redemption date of November 22, 2003 at the stated value of $42,000,000 plus any accrued and unpaid dividends. The initial Series B preferred stock is convertible into the Company's common stock at $9.33 per common share. The conversion price of $9.33 may be adjusted on May 21, 2002 if conversion has not previously occurred. The new conversion price will be the average of the closing bid price of the Company's common stock for the period May 22, 2001 to May 20, 2002 subject to a floor of $4.24 and a cap of $11.45.

    The option to purchase additional Series B preferred stock extended for one year for an additional 1,312.5 Series B preferred shares at $10,000 per share. In August 2001, the option was exercised by all the investors and Midway issued the additional Series B preferred stock and received proceeds of approximately $12,425,000, net of cash issuance cost. The additional Series B preferred shares have similar provisions, including those relating to conversion and redemption, as the initial Series B preferred shares except that the conversion price is $10.60 and is not subject to adjustment.

    Three-year warrants to purchase 1,050,000 shares of Midway's common stock at an exercise price of $9.33 per share were issued in the May 2001 sale. Five-year warrants to purchase 555,161 shares of Midway's common stock at an exercise price of $9.33 per share were issued to the private placement agent.

    During the six-month period from May 22, 2003 to the November 22, 2003 redemption date, the Company may have the right to require the holders of all the Series B preferred shares to convert into the Company's common stock. Such right will be triggered if the weighted average price of the Company's common stock for thirty consecutive trading days during the six-month period is at or above $15.16 for the initial Series B preferred shares and above $17.23 for the additional Series B preferred shares.

    Midway may elect to redeem all or part of the Series B preferred shares by the issuance of its common stock valued at the average of the weighted average price of the common stock for the 120 trading days preceding the redemption date. The election to use common stock must be made 125 trading days prior to the November 22, 2003 redemption date. A minimum common share price is established equal to 50% of the closing bid price of the common stock on the 126th trading day before the redemption date. Over the 120 trading days preceding the redemption date, a decrease in average closing bid price below the established minimum common share price would require the Company for each day the condition exists to use cash to redeem 1/120 of the Series B preferred shares that the Company had elected to redeem using common stock.

    The holders of Series B preferred stock have the right to put to the Company the Series B preferred stock at 125% of stated value in the event of a change in control or up to 120% in the event of default. The terms of the Series B preferred stock prohibit the payment of dividends on the Company's common stock.

F–11

    The determination of the amount included in the June 30, 2001 consolidated balance sheet for redeemable convertible preferred stock is as follows (in thousands):

Proceeds from sale	$42,000
Cash issuance cost	(2,600)

39,400
Amounts allocated to (included in additional paid-in capital):
Warrants issued to private placement agent	(3,162)
Warrants issued to investors	(4,294)
Option to purchase additional preferred shares	(2,496)
Beneficial conversion rate	(9,453)

(19,405)

Amount allocated to Series B redeemable preferred stock	19,995
Imputed dividend charged to retained earnings	672

Amount in June 30, 2001 consolidated balance sheet	$20,667

    The $21,333,000 difference between the $42,000,000 redemption value and the June 30, 2001 amount will be recorded as an imputed dividend on the Series B preferred stock each quarter until the redemption date and charged to retained earnings.

NOTE 9: EARNINGS (LOSS) PER SHARE OF COMMON STOCK

    The calculation of loss per share for fiscal 2001 did not include the effect of the Company's convertible preferred stock, warrants, or stock options because to do so would have been antidilutive. The calculation of loss per share for fiscal 2000 did not include the effect of the Company's stock options, because to do so would be antidilutive. The calculation of earnings per share for fiscal 1999 did not include the effect of stock options because average market price of the common stock was lower than the exercise prices. Additional information on the potential dilutive securities can be found in Notes 8 and 10.

NOTE 10: PREFERRED STOCK AND COMMON STOCK OPTION PLANS

    The authorized and undesignated preferred stock is issuable in series, and the elective rights and preferences and number of shares in each series are to be established by the Board of Directors.

    The Midway Rights Agreement became effective in 1998. Under the Rights Agreement, each share of Midway common stock has an accompanying Right to purchase, under certain conditions, one one-hundredth of a share of the Company's Series A Preferred Stock at an exercise price of $100, permitting each holder to receive $200 worth of the Company's common stock valued at the then current market price. The Rights are redeemable by the Company at $.01 per Right, subject to certain conditions, at any time and expire in 2007. Rights were issued to the Series B preferred stockholders equal to the number of Rights associated with the shares of the Company's common stock to which the Series B preferred stockholders would be entitled to if conversion had taken place. The Rights are intended to assure fair shareholder treatment in any attempted takeover of the Company and to guard against abusive takeover tactics.

    Under the common stock option plans the Company may grant both incentive stock options and nonqualified options on shares of common stock through the year 2010. The plans authorized option grants on 7,750,000 shares of common stock to employees and under certain conditions to non-employee directors and consultants. The Stock Option Committee of the Board of Directors has

F–12

the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years. At June 30, 2001, 7,477,862 shares of common stock were reserved for possible issuance for stock option plans and 10,870,877 shares of common stock were reserved for the possible conversion of Series B preferred stock and possible exercise of warrants.

    A summary of the status of the Company's stock option plans for the three years ended June 30, 2001 was as follows:

	Shares (000)	Weighted Average Exercise Price
Outstanding at June 30, 1998	2,285	$19.27
Granted	2,513	8.43
Forfeited	(40)	20.00

Outstanding at June 30, 1999	4,758	13.54
Granted	1,906	11.78
Exercised	(136)	8.25
Forfeited	(227)	17.11

Outstanding at June 30, 2000	6,301	12.99
Granted	1,174	6.79
Exercised	(136)	8.00
Forfeited	(900)	11.54

Outstanding at June 30, 2001	6,439	12.17

    The following summarizes information about stock options outstanding at June 30, 2001:

Range of Exercise Prices	Number Outstanding (000)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$6.50-$8.625	3,057	7.8	$7.45
10.625-15.5625	1,411	8.2	12.68
16.50-23.125	1,971	5.8	19.12

6.50-23.125	6,439	7.3	12.17

    At June 30, 2001 options for 4,428,000 shares were exercisable at a weighted average exercise price of $13.20 with a range of $6.50 to $23.125. At June 30, 2000 and 1999 options for 4,075,000 and 1,334,000 shares, respectively, were exercisable at an average exercise price of $13.12 and $19.39 per share, respectively. At June 30, 2001, 1,039,000 shares were available for future grants under the plans.

    The Company accounts for stock options for purposes of determining net income (loss) in accordance with APB Opinion No. 25. In fiscal 2001 and 2000 an expense of $335,000 and $156,000, respectively, was recognized in conjunction with the stock option plans. SFAS No. 123 regarding stock option plans permits the use of APB Opinion No. 25 but requires the inclusion of certain pro forma disclosures in the footnotes.

    Pro forma earnings (loss) applicable to common stock for fiscal 2001, 2000 and 1999 adjusted for the expense provision of SFAS No. 123 was $(75,308,000), $(21,183,000), and $564,000, respectively, or $(2.00), $(.56), and $.02, respectively, per share of common stock.

    For pro forma calculations, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2001, 2000 and 1999, respectively: dividend yield of 0%, 0% and 0%; expected volatility of .70, .70 and

F–13

.70; risk free interest rate of 5.65%, 6.15%, and 5.95% and expected life of the option of 6 years, 6 years and 6 years.

    During fiscal 2001, 2000 and 1999 options granted with an exercise price equal to the market price of the stock had a weighted average pro forma fair market value using the Black-Scholes assumptions noted above of $5.70, $7.93, and $5.68 per share, respectively. During fiscal 2001 options granted with an exercise price lower than the then market price of the stock had a weighted average exercise price of $6.50 and a weighted average fair market value using the Black-Scholes assumptions of $5.66. During fiscal 2001 options granted in which the exercise price equaled the then market value of the stock had a weighted average exercise price of $7.96.

NOTE 11: CONCENTRATION OF CREDIT AND MARKET RISK AND FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

    Financial instruments which potentially subject the Company to concentrations of credit and market risk consist primarily of cash equivalents, short-term investments and trade accounts receivable from the sale of games. By policy, the Company places its cash equivalents and short-term investments only in high credit quality securities and limits the amounts invested in any one security. At June 30, 2001, 32% of trade accounts receivable are from sales of coin-operated videogames to the Company's distributors located primarily throughout the United States and Western Europe and, because of the number and geographic distribution, concentration is limited. Sales outside the United States of home videogames are in several currencies and foreign currency transaction loss was $117,000 and $598,000 for fiscal 2001 and 2000, respectively. At times during the fiscal year accounts receivable from certain major home videogame customers represent a significant amount of the accounts receivable then outstanding.

    Cash equivalents of $13,132,000 and $26,011,000 at June 30, 2001 and 2000, respectively, and short-term investments of $21,000,000 at June 30, 2001, which are designated available-for-sale, are recorded at cost which is equal to market and considered by management to be the fair value of these financial instruments.

NOTE 12: RESTRUCTURING EXPENSE AND EXIT FROM COIN-OPERATED VIDEOGAME BUSINESS

    During fiscal 2001, the Company incurred restructuring charges of $12,527,000 ($.33 per share with no tax credit) relating to the downsizing and the subsequent exiting from the coin-operated videogame business. The charge included severance of $2,049,000 for 109 people, inventory write-downs of $4,189,000, account receivable provision of $965,000, equipment and capitalized software disposal of $3,070,000, lease and long term commitment of $1,037,000 and administrative clean-up activities and other of $1,217,000. The restructuring charges were included in the consolidated statement of income as follows: coin-operated video cost of sales—$4,716,000, administrative expense—$965,000 and restructuring expense—$6,846,000. The severance accrual is included in the consolidated balance sheet at June 30, 2001 in the caption accrued compensation and related benefits in the amount of $1,845,000. At June 30, 2001, 70 of the 109 employees were terminated.

    As a result of the June 2001 exiting from the coin-operated videogame business, the revenues and cost of sales shown in consolidated statement of income will not continue and the potential restructuring savings are expected to be: research and development expense approximately $7,500,000 and administrative and selling and marketing expense approximately $6,000,000. Since March 2001 substantially all the videogame design employees that developed coin-operated videogames have been redirected to the development of home videogames. Accordingly, research and development expense, administration and sales and marketing expense may not decrease, to the extent of the estimated

F–14

potential restructuring savings, in future periods as the next generation home videogame business expands.

    During fiscal 2000 the Company incurred $997,000 of restructuring expense ($618,000, $.02 per share, after tax) for severance of 84 employees in coin-operated videogames sales and administration and in product development. There were no adjustments to the fiscal 2000 accrual.

    During fiscal 1999 the Company incurred $2,742,000 of restructuring expense ($1,700,000, $.05 per share, after tax) for severance of 53 employees and other costs. The restructuring reduced redundancies in sales, marketing, product development and administration in the Midway and Atari coin-operated business units. There were no adjustments to the fiscal 1999 accrual.

NOTE 13: COMMITMENTS

    The Company leases certain warehouses, office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at June 30, 2001 as follows:

(in thousands)
2002	$3,176
2003	2,392
2004	2,046
2005	1,463
2006	65

9,142
Less sublease income	2,779

$6,363

    Rent expense for fiscal 2001, 2000 and 1999 was $3,676,000, $2,686,000, and $2,281,000, respectively, and was offset by sublease income of $725,000, $703,000 and $702,000 for fiscal 2001, 2000 and 1999, respectively. Aggregate future gross lease commitments of approximately $5,972,000 were guaranteed, prior to the acquisition of Atari Games, and continue to be guaranteed by its former parent company.

    The Company enters into license agreements for the use of intellectual property in specific videogames or for a period of time. Certain of these agreements provide for advance payments or guarantee minimum payments of royalties. Future annual minimum payments due under the agreements for fiscal 2002, 2003, 2004 and thereafter were $1,761,000, $1,896,000, $875,000 and $125,000, respectively. The payments are expected to be recovered from the sale of videogames using the license each year.

NOTE 14: LITIGATION SETTLEMENT

    GT Interactive Software Corp. (GT Interactive), on January 25, 1999, filed suit against the Company for various claims arising from the distribution agreements between GT Interactive and the Company. The Company subsequently terminated GT Interactive as a distributor and initiated several counter claims. The settlement of all litigation and disputes required a payment of $8,500,000 to GT Interactive which was accrued at June 30, 1999 and paid in fiscal 2000. In addition, the Company incurred $2,525,000 of professional and legal expense relating to this litigation. The total litigation and settlement costs in fiscal 1999 were $11,025,000 ($6,836,000 or $.18 per share, after-tax). This settlement allowed the Company to sell its home videogames directly into international markets beginning in fiscal 2000.

F–15

NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized quarterly financial information for fiscal 2001 and 2000 are as follows:

	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001(1)(3)	June 30, 2001(2)(3)
	(In thousands, except per share amounts)
FISCAL 2001 QUARTERS
Revenues	$47,275	$76,995	$23,723	$20,215
Gross profit	16,993	33,750	1,523	7,937
Research and development expense	20,120	20,759	16,447	18,079
(Loss) applicable to common stock	(9,951)	(3,011)	(25,852)	(30,521)
Basic and diluted (loss) per share	$(.26)	$(.08)	$(.69)	$(.81)
Shares used in calculations	37,711	37,711	37,719	37,734

(1)
The March 31, 2001 quarter includes a restructuring charge of $3,639,000 or $.10 per share with no tax credit for the further downsizing of the coin-operated videogame business.

(2)
The June 30, 2001 quarter includes a restructuring charge for exiting the coin-operated videogame business of $8,888,000 or $.23 per share.

(3)
No income tax credit was recorded after December 31, 2000. See Note 6. The loss would have decreased by $7,860,000 or $0.21 per share in the March 31, 2001 quarter and $7,835,000 or $0.21 per share in the June 30, 2001 quarter if the tax credit was recorded for the operating loss after excluding restructuring charges.

	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000(1)
	(In thousands, except per share amounts)
FISCAL 2000 QUARTERS
Revenues	$106,602	$147,594	$54,945	$24,724
Gross profit (loss)	55,488	78,725	17,963	(3,943)
Research and development expense	19,226	24,973	18,110	27,079
Net income (loss)	11,347	18,828	(11,481)	(30,735)
Net income (loss) per share
Basic	$.30	$.50	$(.30)	$(.82)
Diluted	.29	.48	—	—
Shares used in calculations
Basic	37,944	37,987	37,783	37,708
Diluted	38,776	39,487	—	—

(1)
The June 30, 2000 quarter includes unusual charges that total $25,979,000 ($16,151,000 after tax or $.43 per share) for nonrecurring items related to market conditions and realization of asset evaluations. Revenues were reduced by $7,175,000 for a provision for abnormal retail price support, cost of sales increased by $8,935,000 for finished goods inventory write downs, research and development expense increased by $5,598,000 for home videogames where development was discontinued or in excess or realization, selling expense includes a charge of $2,853,000 for accelerated amortization of the PC distribution agreement, restructuring costs of $997,000 were accrued and other expense includes $421,000 for the write down of certain investments.

F–16

MIDWAY GAMES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended June 30, 2001, 2000 and 1999

	COLUMN A	COLUMN B	COLUMN C ADDITIONS		COLUMN D	COLUMN E
Year	Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Amounts Written Off	Balance at End of Period
2001	Allowance for receivables	$821,000	$2,494,000	$—	$560,000	$2,755,000
	Allowance for price protection, returns and discounts	5,034,000	9,680,000	—	9,115,000	5,599,000

	Total	$5,855,000	$12,174,000	$0	$9,675,000	$8,354,000
2000	Allowance for receivables	$1,138,000	$1,726,000	$—	$2,043,000	$821,000
	Allowance for price protection, returns and discounts	3,816,000	23,128,000	—	21,910,000	5,034,000

	Total	$4,954,000	$24,854,000	$0	$23,953,000	$5,855,000
1999	Allowance for receivables	$1,316,000	$306,000	$—	$484,000	$1,138,000
	Allowance for price protection, returns and discounts	5,701,000	12,362,000	—	14,247,000	3,816,000

	Total	$7,017,000	$12,668,000	$0	$14,731,000	$4,954,000

F–17

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2001.

MIDWAY GAMES INC.
By:	/s/ NEIL D. NICASTRO Neil D. Nicastro Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ NEIL D. NICASTRO Neil D. Nicastro	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer) and Director	September 28, 2001
/s/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Executive Vice President— Chief Financial Officer (Principal Financial and Principal Accounting Officer) and Director	September 28, 2001
Byron C. Cook	Vice-Chairman of the Board and Director
/s/ KENNETH J. FEDESNA Kenneth J. Fedesna	Executive Vice President— Product Development and Director	September 28, 2001
/s/ LOUIS J. NICASTRO Louis J. Nicastro	Director	September 28, 2001
/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	September 28, 2001
/s/ WILLIAM E. MCKENNA William E. McKenna	Director	September 28, 2001
/s/ NORMAN J. MENELL Norman J. Menell	Director	September 28, 2001

/s/ HARVEY REICH Harvey Reich	Director	September 28, 2001
/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	September 28, 2001
/s/ RICHARD D. WHITE Richard D. White	Director	September 28, 2001
/s/ GERALD O. SWEENEY, JR. Gerald O. Sweeney, Jr.	Director	September 28, 2001

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the "S-1 Registration Statement").
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998 (the "8-A Registration Statement").
3.3	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 22, 2001 (the "5/22/01 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
4.2	Specimen Form of Rights Certificate, incorporated herein by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.3 to the 5/22/01 8-K.
10.1	Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated herein by reference to the S-1 Registration Statement.
10.2	Patent License Agreement dated as of July 1, 1996 between the Registrant, Williams Electronics Games, Inc. and WMS Gaming Inc., incorporated herein by reference to the S-1 Registration Statement.
10.3	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.4	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.
10.5	Form of Indemnity Agreement authorized to be entered into between the Registrant and each officer and director of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.6	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10.7	Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment Agreement with Midway, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").
10.8	Information Systems Service Agreement dated as of April 6, 1998 between Williams Electronics Games, Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.

10.9	Confidentiality and Non-Competition Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.10	Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.11	Third Parties Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.12	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.13	Tax Indemnification Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.14	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.15	1999 Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.16	Amended and Restated Employment Agreement dated as of May 24, 1999 between Harold H. Bach, Jr. and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
10.17	Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the 1999 10-K.
10.18	Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.19	Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").
10.20	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.21	Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2000 10-K.
10.22	Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.23	First Amendment dated as of November 14, 2000 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.
10.24	Security Agreement dated as of November 24, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "3/31/01 10-Q").

10.25	Second Amendment to Credit Agreement and First Amendment to Security Agreement dated as of April 30, 2001 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 3/31/01 10-Q.
10.26	Securities Purchase Agreement, dated as of May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.27	Registration Rights Agreement, dated May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.28	Form of Warrants to purchase common stock of the Registrant, issued to certain investors, incorporated herein by reference to the 5/22/01 8-K.
10.29	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the 5/22/01 8-K.
10.30	Employment Agreement dated as of May 8, 2000 between Deborah K. Fulton and the Registrant.
10.31	Net Lease dated as of August 1, 2001 by and between Williams Electronics Games, Inc. and Midway Amusement Games, LLC, incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "WMS 2001 10-K").
10.32	Third Amendment to Credit Agreement dated as of August 15, 2001 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders.
10.33	Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc., incorporated herein by reference to the WMS 2001 10-K.
10.34	Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS 2001 10-K.
10.35	Letter Agreement dated as of September 26, 2001 between the Registrant and Harold H. Bach, Jr. regarding Mr. Bach's Amended and Restated Employment Agreement with Midway.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
  (b)
  Reports on Form 8-K:

      (1) Current Report on Form 8-K filed May 11, 2001, reporting under Item 8.

      (2) Current Report on Form 8-K filed May 22, 2001, reporting under Items 5 and 7.

      (3) Current Report on Form 8-K filed June 22, 2001, reporting under Items 5 and 7.

      (4) Current Report on Form 8-K filed August 22, 2001, reporting under Items 5 and 7.

QuickLinks

PART I
  Item 1. Business.
Risk Factors
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
SUMMARY COMPENSATION TABLE
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
INDEX TO FINANCIAL INFORMATION
REPORT OF INDEPENDENT AUDITORS
  Consolidated Balance Sheets
  Consolidated Statements of Income
  Consolidated Statements of Changes in Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2001, 2000 and 1999
SIGNATURES
EXHIBIT INDEX