Form 10-Q
period 2001-09-30
MIDWAY GAMES INC
filed 2001-11-14
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission file number 001-12367

MIDWAY GAMES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2906244 (IRS Employer Identification No.)
2704 W. Roscoe Street, Chicago, IL (Address of Principal Executive Offices)	60618 (zip code)

(773) 961-2222
(Registrant's telephone number, including area code)

Former fiscal year ended June 30
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X      NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,147,793 shares of common stock, $.01 par value, were outstanding at November 6, 2001 excluding 1,178,500 shares held as treasury shares.

MIDWAY GAMES INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,
	2001	2000
Revenues:
Home video	$27,338	$30,746
Coin-operated video	997	16,529

Total revenues	28,335	47,275
Cost of sales
Home video—product costs and distribution	8,813	14,174
Home video—royalties and product development	5,175	6,108

Home video—total cost of sales	13,988	20,282
Coin-operated video	789	13,619

Total cost of sales	14,777	33,901

Gross profit	13,558	13,374
Research and development expense	5,888	16,501
Selling and marketing expense	8,972	8,166
Administrative expense	5,009	5,067

Operating loss	(6,311)	(16,360)
Interest and other income	769	439

Loss before credit for income taxes	(5,542)	(15,921)
Credit for income taxes	—	5,970

Net loss	(5,542)	(9,951)
Preferred stock dividend:
Cash	481	—
Imputed	1,657	—

Loss applicable to common stock	$(7,680)	$(9,951)

Basic and diluted loss per share of common stock	$(0.20)	$(0.26)

Average number of shares outstanding	37,858	37,711

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2001	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$26,029	$40,330
Short-term investments	28,000	21,000
Receivables, less allowances of $7,220 and $8,354	25,977	14,321
Income tax receivable	860	860
Inventories, at lower of cost (FIFO) or market:
Raw materials	249	372
Finished goods	2,202	1,616

	2,451	1,988
Capitalized product development costs	9,262	5,342
Deferred income taxes	945	2,655
Other current assets	4,292	2,437

Total current assets	97,816	88,933
Capitalized product development costs	4,107	1,100
Property and equipment	43,140	41,240
Less: accumulated depreciation	(23,003)	(21,562)

	20,137	19,678
Deferred income taxes	10,398	8,688
Excess of purchase cost over amount assigned to net assets acquired, net	33,464	33,464
Other assets	3,893	4,356

	$169,815	$156,219

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2001	June 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,026	$5,497
Accrued compensation and related benefits	5,146	5,110
Accrued royalties	1,264	1,205
Other accrued liabilities	8,408	5,715

Total current liabilities	22,844	17,527
Other noncurrent liabilities	6,967	6,197
Redeemable convertible preferred stock, Series B, $.01 par value, 5,512.5 shares authorized and designated, 5,512.5 shares issued at September 30, 2001 redeemable at $55,125 and 4,200 shares issued at June 30, 2001, redeemable at $42,000	34,089	20,667
Stockholders' equity:
Preferred stock, $.01 par value, 4,994,487.5 shares authorized and undesignated	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 39,147,121 shares issued at September 30,2001 and 39,022,138 at June 30, 2001	391	390
Additional paid-in capital	120,671	118,886
Retained earnings	1,108	8,788
Translation adjustment	(152)	(133)
Treasury stock, at cost, 1,178,500 shares	(16,103)	(16,103)

Total stockholders' equity	105,915	111,828

	$169,815	$156,219

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three months ended September 30,
	2001	2000
Operating activities:
Net loss	$(5,542)	$(9,951)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,444	2,077
Receivables provision	2,004	2,436
Deferred income taxes	—	(5,970)
Stock option expense	126	—
Increase (decrease) resulting from changes in operating assets and liabilities	(16,888)	9,876

Net cash used by operating activities	(18,856)	(1,532)
Investing activities:
Purchase of property and equipment	(1,891)	(3,375)
Net change in short-term investments	(7,000)	—

Net cash used by investing activities	(8,891)	(3,375)
Financing activities:
Cash received on exercise of common stock options	1,000	23
Net proceeds from sale of Series B preferred stock	12,425	—

Net cash provided by financing activities	13,425	23
Effect of exchange rate changes on cash	21	(40)

Decrease in cash and cash equivalents	(14,301)	(4,924)
Cash and cash equivalents at beginning of period	40,330	34,093

Cash and cash equivalents at end of period	$26,029	$29,169

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of Midway's business, operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the six-month fiscal period ending December 31, 2001. See footnote on change of fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Midway Annual Report on Form 10-K for the year ended June 30, 2001.

2.  Earnings Per Share

    Stock options were outstanding for 6,203,698 and 6,256,952 shares of common stock at September 30, 2001 and September 30, 2000, respectively. Warrants were outstanding to purchase 1,728,982 shares of common stock at September 30, 2001. Preferred stock convertible into 5,739,816 shares of common stock was outstanding at September 30, 2001. The calculation of loss per share for the three months ended September 30, 2001 did not include the effect of either the stock options, warrants or convertible preferred stock because to do so would have been antidilutive. The calculation of loss per share for the three months ended September 30, 2000 did not include the effect of stock options because to do so would have been antidilutive. Accordingly, the weighted average common shares outstanding for the three months ended September 30, 2001 and 2000 were used in their respective calculations of earnings per share.

3.  Change of Fiscal Year

    Midway has changed its fiscal year end from June 30 to December 31 effective December 31, 2001. The three months ended September 30, 2001 represents the first quarter of a six-month fiscal period ending December 31, 2001. A transition report on Form 10-K will be filed for the six-month fiscal period ending December 31, 2001.

4.  Reclassification of prior year balances

    Certain prior period balances have been reclassified to conform to current period presentation.

5.  Goodwill

    Beginning on July 1, 2001 Midway adopted Financial Accounting Standard Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, the three months ended September 30, 2001 does not include amortization of goodwill. The three months ended September 30, 2000 includes amortization of goodwill of $981,000. Midway has performed the required transition impairment test on goodwill and has determined that the recorded goodwill as of July 1, 2001 is not impaired.

6.  Capitalized product development costs

    Midway's capitalized product development costs principally consist of software development costs for videogames that will be sold to consumers through retailers. Midway's videogames are played on home consoles and handheld devices marketed by unrelated third parties. Prior to July 1, 2001 a significant portion of Midway's product development resources were focused on developing videogames for the coin-operated market that were charged to operations as incurred. During fiscal 2001 Midway began redirecting much of its product development resources from coin-operated to home videogame products. As of June 30, 2001 Midway completely exited the coin-operated videogame market and redirected all remaining product development resources to home videogame software products.

    Midway accounts for software development in accordance with Statement of Financial Accounting Standards No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by Midway when incurred and are included in research and development expense. Once a software product has reached technological feasibility, then all subsequent software development costs for that product are capitalized. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to Midway.

    The videogames that Midway is currently developing are for the new generation of platforms and generally have a significant level of costs being incurred after technological feasibility has been established. This is due to establishment of technological feasibility earlier in the development cycle and the longer development time needed for the new generation of videogames. The establishment of technological feasibility earlier in the development cycle is, in part, due to the direct focus of software development resources on home videogames compared with the prior software development focus of developing for coin-operated videogames first.

    Midway evaluates the recoverability of capitalized software development costs on a title-by-title basis. Capitalized software is amortized based on the ratio of revenue recorded in the period to projected total revenues. This typically results in an amortization period of less than one year. The amortization of capitalized software costs is recorded in the royalties and product development line item. Midway capitalized $11,128,000 and $3,430,000 of software development costs for the three months ended September 30, 2001 and September 30, 2000, respectively. Amortization of software development costs was $4,201,000 and $2,584,000 for the quarters ended September 30, 2001 and September 30, 2000, respectively.

7.  Redeemable Convertible Preferred Stock and Warrants

    During the three months ended September 30, 2001 all the holders of the 4,200 shares of Series B preferred stock exercised the options they received in connection with their May 22, 2001 purchase of Series B preferred stock. Pursuant to the exercise of those options Midway issued 1,312.5 additional shares of Series B preferred stock at the stated value of $10,000 per share. Midway received proceeds of $12,425,000, net of cash issuance cost. Five-year warrants to purchase 123,821 shares of Midway's common stock were issued to the private placement agent at an exercise price of $10.60 per common share. The additional Series B preferred stock have a mandatory redemption date of November 22, 2003 at the stated value of $13,125,000 plus any accrued and unpaid dividends. The additional Series B preferred stock has similar provisions as the initial Series B preferred stock, including a 4% quarterly dividend, except the additional Series B preferred stock has a conversion price of $10.60 per common share which is not subject to adjustment. The determination of the amount included in the balance sheet at September 30, 2001 from the issuance of the additional Series B preferred stock and the change in balance of the Series B preferred stock from June 30, 2001 was calculated as follows (In thousands):

Additional Series B preferred stock
Proceeds from sale	$13,125
Cash issuance costs	(700)
Warrants issued to private placement agent	(660)

Net amount allocated to preferred stock	11,765
Imputed dividend charged to retained earnings	65

Amount included in the consolidated balance sheet at September 30, 2001	11,830

Initial Series B preferred stock
Amount included in the consolidated balance sheet at June 30, 2001	20,667
Imputed dividend charged to retained earnings	1,592

Amount included in the consolidated balance sheet at September 30, 2001	22,259

Balance sheet amount for all Series B preferred stock at September 30, 2001	$34,089

    The difference between the redemption amount and the carrying amount will be recorded as an imputed dividend on the Series B preferred stock each quarter until the November 22, 2003 redemption date and charged to retained earnings. In the event of conversion of Series B preferred stock to Midway's common stock the remaining difference between the redemption amount and the carrying amount relating to the converted Series B preferred stock at time of conversion will be recorded as an imputed preferred stock dividend and charged to retained earnings at that time.

8.  Income Taxes

    Midway is required under certain accounting interpretations to provide a valuation allowance for deferred tax assets resulting primarily from tax loss carryforwards incurred after December 31, 2000. This valuation allowance increased the net loss in the three months ended September 30, 2001 by $2,078,000 or $.06 per share. Midway will be able to recognize the credit from loss carryforwards in future profitable periods. The effective income tax rate in the three months ended September 30, 2000 was 37.5%.

9.  Comprehensive Income

    Statement of Financial Accounting Standard Board Statement No. 130, Reporting Comprehensive Income requires the company to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss for the three months ended September 30, 2001 and 2000 amounted to $5,561,000 and $10,003,000 respectively.

10. Restructuring

    During Fiscal 2001 severance of $2,049,000 was provided for 109 people relating to the downsizing and subsequent exit from the coin-operated videogame business. At June 30, 2001 a severance accrual of $1,845,000 was included in the consolidated balance sheet in the caption accrued compensation and related benefits. During the three months ended September 30, 2001 $726,000 was paid and charged to accrued severance. At September 30, 2001 $1,119,000 of severance accrual remains and is included in the consolidated balance sheet in the caption accrued compensation and related benefits. At September 30, 2001, 95 of the 109 employees were terminated.

11. Receivable from Officer

    At September 30, 2001, Midway has a receivable of $834,000 from its chief executive officer. Pursuant to his employment contract, $984,000 of advances were made to him for bonus accrued during the first six months of fiscal year 2000. The accrued bonus was reversed in the second six months of fiscal year 2000. The receivable is expected to be extinguished from deductions from future salary and bonus payments. By September 30, 2001, the chief executive officer had repaid $150,000 of the advances through deductions from his salary.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion set forth below contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the amusement games industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers and other risks more fully described under "Item 1. Business—Risk Factors." in our Annual Report on Form 10-K.

    Midway has changed its fiscal year from a fiscal year ending on June 30 to a fiscal year ending on December 31. A transition report on Form 10-K will be filed for the six-month fiscal period ending December 31, 2001.

Financial Condition

    During the three months ended September 30, 2001, cash used by operating, investing and financing activities was $14,301,000 compared with cash used of $4,924,000 in the three months ended September 30, 2000.

    Cash used by operating activities before changes in operating assets and liabilities was $1,968,000 in the three months ended September 30, 2001 compared to cash used of $11,408,000 in the three months ended September 30, 2000. Such cash usage for the three months ended September 30, 2001 was lower than the prior year's period because of a smaller net loss and part of the prior year's net loss was reduced by a deferred income tax credit.

    The changes in the operating assets and liabilities, as shown in the condensed statements of cash flows on page 5, resulted in a cash outflow of $16,888,000 in the three months ended September 30, 2001 and a cash inflow of $9,876,000 for the three months ended September 30, 2000. The cash outflow for the three months ended September 30, 2001 was primarily due to the funding of increased net receivables and increased capitalized software development costs, offset in part by increased payables and accruals. The cash inflow for the three months ended September 30, 2000 was primarily due to a refund of income tax coupled with lower inventories and increased current liabilities offset in part, by increased account receivables from their June 30, 2000 balances.

    Cash used for the purchase of property and equipment during the three months ended September 30, 2001 was $1,891,000 compared with $3,375,000 for the three months ended September 30, 2000.

    The net change in short-term investments reduced cash by $7,000,000 in the three months ended September 30, 2001. The change is due to temporarily investing cash in certain investments that provide a high degree of liquidity but are not considered cash equivalents.

    Midway received proceeds of $1,000,000 and $23,000 for the issuance of 124,983 and 2,922 shares of Midway's common stock from the exercise of common stock options during the three months ended September 30, 2001 and September 30, 2000, respectively.

    During the three months ended September 30, 2001 Midway received net proceeds of $12,425,000 for the issuance of 1,312.5 shares of additional Series B preferred stock. See note 7 to the condensed consolidated financial statements for additional information.

    The home videogame business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, one platform manufacturer that manufactures home videogames for Midway requires letters of credit for the full purchase price at the time a purchase order is accepted.

    Midway has established a line of credit that provides for borrowings and letters of credit with a $15,000,000 availability until July 1, 2002, $40,000,000 thereafter until January 31, 2003 and then $15,000,000 until the March 2003 maturity. The agreement requires, among other things, that Midway maintains a minimum level of stockholders' equity and a specified ratio of accounts receivable to amounts outstanding under the line of credit and prohibits the payment of dividends on common stock. Substantially all the assets of Midway are pledged as collateral under the credit agreement. There were no borrowings under the credit line, and $672,000 of letters of credit were outstanding, at September 30, 2001.

    Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories, accounts receivable and commitments required in the operation of the business and Midway's other presently anticipated needs for the next twelve months.

Results of Operations

    Three months Ended September 30, 2001 Compared With Three months Ended September 30, 2000

    The quarter ended September 30, 2001 is the first quarter since Midway exited the coin-operated business. Accordingly revenues and cost of sales of the coin-operated business were negligible and the only expenses currently being incurred by the coin-operated business relate to the sale of assets and exploring licensing opportunities for intellectual properties. Such expenses relating to the coin-operated business were not significant to any of the reported line items for the quarter ended September 30, 2001. Accordingly, discussion concerning the coin-operated business for the quarter ended September 30, 2001 will be limited to providing insight in certain line item changes from the prior year's first quarter.

    Home videogame revenues decreased 11% to $27,338,000 in the September 30, 2001 quarter compared to $30,746,000 in the prior year quarter. During the three months ended September 30, 2001 approximately 85% of home videogame revenues were from three titles for the Sony PlayStation 2. During the three months ended September 30, 2001 one title was released for the, Nintendo Game Boy Advance handheld platform. Midway along with the entire software entertainment industry is coming out of a platform transition period. The overall negative impact of the platform transition on Midway's profitability has been compounded by Midway's transition strategy, implemented in fiscal 2000, which shifted product development resources from older platforms to the development of products for next generation platforms. Several titles in development that could have softened the impact of the transition in the quarter ended September 30, 2001 were cancelled in order to have more high quality products available for the next generation consoles. Because it takes on average 18 to 24 months to develop a next-generation title, Midway will not experience the full benefits of this strategy until calendar year 2002.

    During the quarter ended September 30, 2001 Midway released three new home video game titles, Spy Hunter, NHL Hitz 20-02 and Artic Thunder for the Playstation 2. Also, Midway released NFL Blitz 20-02 for the Game Boy Advance. In the next quarter, Midway expects to release home videogame products on all of the new generation platforms. Midway expects to ship a total of eight new home videogame products in the next quarter.

    Home videogame gross profit increased $2,886,000 from $10,464,000 (34.0% of related revenues) in the quarter ended September 30, 2000 to $13,350,000 (48.8% of related revenues) in the quarter ended September 30, 2001. The increase in gross profit in the quarter ended September 30, 2001 as compared with the prior year's comparable quarter was due to the change in product mix. The revenues in the quarter ended September 30, 2001 were almost entirely comprised of videogames for the new platforms. The revenues in the quarter ended September 30, 2000 were entirely from legacy platform home videogames, which required significant discounting of sales price. This discounting of previously released titles in the prior year's quarter was due to pricing pressures from the platform transition previously mentioned.

    Research and development expense decreased $10,613,000 from $16,501,000 in the quarter ended September 30, 2000 to $5,888,000 in the quarter ended September 30, 2001. The decrease is primarily due to the increased amount of product development costs capitalized and our exiting from the coin-operated business. Product development costs of $11,128,000 and $3,430,000 were capitalized in the three months ended September 30, 2001 and September 30, 2000, respectively. The increase in capitalized software development costs is due to more software development projects having reached the point of technological feasibility of which all related development costs subsequent to the establishment of technological feasibility are capitalized. See note 6 to the condensed consolidated financial statements for additional information. The three months ended September 30, 2000 included approximately $1,700,000 of costs that related solely to the coin-operated business and had no carryover value to the home video game business, these costs do not exist in the quarter ended September 30, 2001. In addition, approximately $3,000,000 of the research and development expense incurred in the three months ended September 30, 2000 was on projects that were dedicated to coin-operated development which are now dedicated to the direct development of home videogame software projects. Costs incurred on the direct development of home videogames were approximately $17,000,000 in the quarter ended September 30, 2001 compared with approximately $15,000,000 that related to the development of home videogames in the quarter ended September 30, 2000.

    Selling and marketing expense increased $806,000 from $8,166,000 in the quarter ended September 30, 2000 to $8,972,000 in the quarter ended September 30, 2001. The quarter ended September 30, 2000 includes approximately $1,000,000 of coin-operated expense. The increase in selling and marketing expense was primarily due to a higher level of advertising to support the launch of new home videogame titles on new platforms released in the quarter ended September 30, 2001.

    Administrative expense decreased $58,000 from $5,067,000 in the quarter ended September 30, 2000 to $5,009,000 in the quarter ended September 30, 2001. The quarter ended September 30, 2001 includes $1,050,000 expense for executive retirement benefits. The quarter ended September 30, 2000 included $981,000 of goodwill amortization of which none was recorded in the quarter ended September 30, 2001 pursuant to the adoption of Financial Accounting Standard Board Statement No. 142, see footnote 5.

    Operating loss in the quarter ended September 30, 2001 decreased from $16,360,000 in the quarter ended September 30, 2000 to an operating loss of $6,311,000 in the quarter ended September 30, 2001. The decrease in operating loss primarily relates to the increased level of software development cost capitalized and increased home videogame gross profit.

    Midway provided no credit for income taxes related to the loss for the quarter ended September 30, 2001. Midway's operating loss for the quarter resulted in increasing net operating loss carryforwards, which can be used to offset future taxable income. An additional allowance of $2,078,000 was provided against the deferred tax asset related to the potential future benefit for net operating losses generated during the quarter. The effective tax rate excluding the effect of that allowance is approximately 37.5%

    Loss applicable to common stock was $7,680,000, $0.20 per share, in the quarter ended September 30, 2001, compared with $9,951,000, $0.26 per share, in the quarter ended September 30, 2000. Loss applicable to common stock for the quarter ended September 30, 2001 was increased by a $481,000 cash dividend and a $1,657,000 imputed dividend on our Series B preferred stock or $(.05) per share combined.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not applicable

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

    The information concerning the wrongful death action brought against us and other companies entitled James, et al. v. Meow Media, et al. as set forth in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended June 30, 2001 is herein incorporated by this reference. A hearing has been scheduled before the Sixth Circuit on November 28, 2001.

    The information concerning the wrongful death action brought against us and other companies entitled Sanders, et al. v. Meow Media, et al. as set forth in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended June 30, 2001 is herein incorporated by this reference.

Item 2. Changes in Securities and Use of Proceeds

    The information concerning our sale of Series B convertible preferred stock as set forth in Note 8 to the financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2001 is incorporated herein by this reference. See also Note 7 to the financial statements contained in this report.

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

10.1
Amendment to 1998 Stock Incentive Plan.

(b)
Reports on Form 8-K

(1)
Current report on Form 8-K filed October 25, 2001 reporting under Items 5 and 7.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
Dated: November 14, 2001	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President— Chief Financial Officer Principal Financial and Chief Accounting Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the "S-1 Registration Statement").
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
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
4.2	Specimen Form of Rights Certificate, incorporated herein by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.3 to the 5/22/01 8-K.
10.1	Amendment to 1998 Stock Incentive Plan.

QuickLinks

MIDWAY GAMES INC.
INDEX
PART I—FINANCIAL INFORMATION
PART II OTHER INFORMATION
EXHIBIT INDEX