Form 10KT405
period 2001-12-31
MIDWAY GAMES INC
filed 2002-03-28
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2001 to December 31, 2001

Commission File Number 1-12367

MIDWAY GAMES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2906244 (I.R.S. Employer Identification Number)
2704 West Roscoe Street, Chicago, Illinois (Address of principal executive offices)	60618 (Zip Code)

Registrant's telephone number, including area code: (773) 961-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name on Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Stock Purchase Rights pursuant to Rights Agreement	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the 42,680,183 shares of Common Stock held by non-affiliates of the registrant on March 19, 2002 was $548,867,153. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of Common Stock outstanding, excluding 1,178,500 shares held as treasury shares, was 43,675,686 shares.

        As used in this Transition Report on Form 10-K, the terms "we," "us," "our" and "Midway" mean Midway Games Inc., a Delaware corporation, and its subsidiaries. The term "common stock" means our common stock, $.01 par value, and the term "preferred stock" means our Series B Convertible Preferred Stock, $.01 par value, unless the context indicates a different meaning. References to "transition period" in this report are to the six-month transition period beginning on July 1, 2001 and ending on December 31, 2001. References to "fiscal year" in this report are to the fiscal years ending June 30 of each year prior to or ending on June 30, 2001.

        Midway® is our registered trademark. Our product names mentioned in this report are also our trademarks, except where we license them. Other product names mentioned in this report are the trademarks of their respective owners.

        This report contains "forward-looking statements," within the meaning of the federal securities laws. These statements may be found throughout this report, particularly in the materials set forth under "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. These statements describe our plans, strategies and goals and our beliefs concerning future business conditions and our business outlook based on currently available information. Where possible, we have identified these statements by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar words, although some forward-looking statements are expressed differently. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the amusement games industry and the risks more fully described under "Item 1. Business—Risk Factors." We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

  Development of Our Business

        We develop and publish interactive entertainment software. Midway and our predecessors have been in the business of creating videogames for more than 20 years and have published over 400 titles in that time. We currently develop and publish games for play on all the major new generation home videogame consoles and handheld game platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. Our titles include many of the most popular game genres such as action, adventure, driving, extreme sports, fighting, role-playing, sports and strategy.

        Over the years, we have released many successful videogames, including Mortal Kombat, a line of games that has sold over 19 million copies, SpyHunter, NHL Hitz 20-02, Ready 2 Rumble Boxing, Hydro Thunder, San Francisco Rush Extreme Racing, NFL Blitz, Area 51, Cruis'n USA, NBA Jam, Rampage, Gauntlet, Joust, Defender, Centipede, Asteroids and Pong. In June 2001 we decided to exit the coin-operated arcade games business because of the contraction of the arcade game market. We now focus entirely on developing and publishing new titles for the new generation of videogame platforms because we believe that these platforms will create the strongest demand for videogames in the future.

        During the transition period, we released 12 home videogames (directly, or under licensing arrangements, including all platforms). In fiscal 2001, we released 26 home videogames (directly or under licensing arrangements, including all platforms). In fiscal 2000, we released 34 new home videogames (directly or under licensing arrangements, including all platforms). For information about our revenues, assets and results of operations, see our financial statements included near the end of this report, and "Item 6. Selected Financial Data."

        Midway is a Delaware corporation formed in 1988. Our principal executive office is located at 2704 West Roscoe Street, Chicago, Illinois 60618, and our telephone number is (773) 961-2222.

  Industry Overview

        The interactive entertainment industry is comprised of game hardware manufacturers and videogame software publishers. Home videogame software is played on game hardware platforms, including home game consoles, which connect to a television set, self-contained handheld platforms and personal computers.

        Historically, a new generation of more technologically advanced game consoles has reached the market every four to five years. Each new generation, or cycle, of hardware has resulted in larger numbers of consoles being purchased than the previous cycle, resulting in a progressively larger "installed base" of hardware platforms. At the beginning of each cycle, during the period of rapid growth in the installed base of the new generation of consoles, the interactive entertainment software industry has experienced periods of rapid expansion, as buyers purchase videogames for their new consoles. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, sales of the older generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games.

        The industry is currently completing a transition from 32- and 64-bit home game consoles to the new generation of 128-bit game consoles, with the release of Sony's PlayStation 2 in October 2000 and the release of the Nintendo GameCube and Microsoft Xbox in November 2001. Similarly, the 8-bit Game Boy Color handheld platform, introduced in 1998, is now being replaced by the 32-bit Game Boy Advance, introduced in June 2001.

        The demand for games played on these new platforms has been significant. We believe that the popularity of the new games and platforms is due to their ability to offer more realistic graphics and game play through 128-bit and 32-bit technology processing speeds, more memory and better graphical resolution than older games and platforms.

        The new platforms also offer one or more of the following features:

  •
  backwards compatibility, or the ability to play the respective platforms' previous generation of games;

  •
  broad entertainment capabilities, including Internet access; and

  •
  the ability to watch DVD movies.

        As the installed base of new platforms grows, we expect that the demand for game software for these platforms will continue to increase.

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

Our Business Strategy

        We seek to enhance our operating performance by increasing the number of high quality videogames we make available for the new platforms. Highlights of our business strategy include:

        Develop games for multiple new generation game platforms.    We are focusing on developing games for play on all the new platforms. The processing power of the new platforms allows for faster, more complex graphics and superior game design capabilities compared to the older platforms. We have shifted our development teams from creating games for prior generation platforms to concentrate on developing superior quality games for this new generation of videogame platforms. As the installed base of the new platforms grows, we expect increasing sales of our games. We currently have over 90 new products in various stages of development for the new generation of platforms, approximately 40 of which we expect to release during calendar year 2002.

        Leverage our proven franchises and library value.    Many of our games were best-sellers and the most-frequently played games in their time. We continue to hold these properties as valuable assets that may be leveraged in the future. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Spy Hunter, Gauntlet, Rampage, Mortal Kombat, Cruis'n USA, San Francisco Rush Extreme Racing, NFL Blitz and Ready 2 Rumble Boxing.

        Our most successful and profitable home videogame franchise has been Mortal Kombat with over 19 million units sold. We have also licensed two television and two film adaptations of Mortal Kombat and granted merchandising licenses for toys, clothing, comic books, strategy guides and other product lines. Additionally, we plan to release a new sequel in the Mortal Kombat series, Mortal Kombat: Deadly Alliance, in the third quarter of 2002.

        We have also leveraged our large library of "hit" titles for home play by releasing "arcade classics" collections and entering into syndication agreements. We have released 12 collections of arcade classic games for home consoles and nine arcade classic products for handheld platforms. Midway controls the intellectual property rights to hundreds of classic videogame titles, including titles originally released under the Midway, Williams and Atari brands. A number of these classic titles have been licensed for play on a variety of gaming mediums, including websites, interactive television, cellular telephones and other handheld wireless devices. We believe that we can continue to leverage our large library of games to produce additional successful titles in the future.

        Continue to expand our sports category.    We have enjoyed strong sales from our line of sports games. Our titles in this popular category, such as NHL Hitz, NFL Blitz, NBA Hoopz and Ready 2 Rumble Boxing, are characterized by extreme game play and the superhuman abilities of the characters in these games, which we refer to as "over-the-top" sports entertainment. We believe our "over-the-top" style makes these games popular among sports videogame fans. We are developing similar "over-the-top" games for other sports, including baseball and soccer, for anticipated release in 2002.

        Strategic management of our in-house development group.    We seek to enhance and retain our large in-house development staff, employing approximately 440 individuals who work in teams to create our games. Our creative teams have a long history of developing successful titles. We believe that employing in-house developers provides us with the following advantages over competitors that rely more heavily on third-party developers:

  •
  we have more control over product quality, scheduling and costs, enhancing our ability to release titles on time;

  •
  our in-house development teams are more likely to collaborate with each other, sharing development techniques and useful experience to form a strong collective and creative environment;

  •
  we can focus their efforts quickly to meet the needs of key projects;

  •
  we can use the same producer for both an original game and its sequels; and

  •
  our in-house teams are not subject to the competing needs of other publishers, which is a particular benefit to us prior to the crucial year-end holiday selling season.

        Expand international sales.    We believe that we can expand our presence in foreign markets. In fiscal 2000, we opened an office in the United Kingdom to conduct sales of our products in Europe and Australia. In addition, we signed an agreement giving Koei Net Co., Ltd. the exclusive right to distribute selected home videogames in Japan and several other east Asian countries. Koei recently began distributing Ready 2 Rumble Boxing: Round 2 for the PlayStation 2, and we expect they will shortly begin to distribute Gauntlet Dark Legacy and SpyHunter, also for the PlayStation 2. To further expand our international presence, we are developing titles that are customized for these foreign markets.

Products

        We sell games for all major videogame platforms, including the new generation PlayStation 2, Xbox, GameCube and Game Boy Advance platforms, as well as the older Dreamcast, PlayStation, Nintendo 64 and Game Boy Color. We currently have over 90 new products in various stages of development, approximately 40 of which we expect to release during calendar year 2002. Our revenues from home videogames are shown in "Item 6. Selected Financial Data." Most of our home videogames have suggested retail prices ranging from $39.95 to $49.95. Suggested retail prices for Game Boy Advance games are usually between $29.95 and $39.95.

        The following table lists our new games scheduled for release through December 31, 2002:

Game	Category	Platform(s)	Release Quarter Ending
NFL Blitz 20-02	Sports	PlayStation 2; GameCube; Xbox	March 2002
Gauntlet Dark Legacy	Action	GameCube	March 2002
SpyHunter	Action	GameCube; Xbox	March 2002
Fireblade	Action	PlayStation 2	June 2002
Gravity Games BMX	Extreme Sports	PlayStation 2; GameCube; Xbox	June 2002
Legion: Legend of Excalibur	Strategy	PlayStation 2	June 2002
MLB SlugFest 20-03	Sports	PlayStation 2	June 2002
Red Card Soccer	Sports	PlayStation 2; GameCube; Xbox	June 2002
SpyHunter	Action	Game Boy Advance	June 2002
MLB SlugFest 20-03	Sports	GameCube; Xbox	September 2002
Mortal Kombat: Deadly Alliance	Fighting	PlayStation 2; GameCube; Xbox	September 2002
NFL Blitz 20-03	Sports	PlayStation 2; GameCube; Xbox; Game Boy Advance	September 2002
NHL Hitz 20-03	Sports	PlayStation 2; GameCube; Xbox	September 2002
Defender	Action	PlayStation 2; GameCube; Xbox	December 2002
Dr. Muto	Adventure	PlayStation 2; GameCube	December 2002
Freaky Flyers	Adventure	PlayStation 2; GameCube; Xbox	December 2002
Mortal Kombat: Deadly Alliance	Fighting	Game Boy Advance	December 2002
NBA Basketball	Sports	PlayStation 2; GameCube; Xbox	December 2002

Transition Period Home Videogame Releases

        During the transition period, we released the following home videogames:

Game	Category	Platform(s)
SpyHunter	Action	PlayStation 2
NHL Hitz 20-02	Sports	PlayStation 2; Xbox; GameCube
Artic Thunder	Driving	PlayStation 2; Xbox
NFL Blitz 20-02	Sports	Game Boy Advance
Shadow Hearts	Adventure	PlayStation 2
Cruis'n Velocity	Driving	Game Boy Advance
Arcade's Greatest Hits	Action	Game Boy Advance
Rampage Puzzle Attack	Puzzle	Game Boy Advance
Mortal Kombat Advance	Fighting	Game Boy Advance

2001 Home Videogame Releases

        During fiscal 2001, we released the following home videogames:

Game	Category	Platform(s)
Army Men Sarge's Heroes	Action	Dreamcast
CART Fury	Driving	PlayStation 2
Cruis'n Exotica	Driving	Nintendo 64; Game Boy Color
Destruction Derby Raw	Driving	PlayStation
Formula One 2000	Driving	PlayStation
Gauntlet Dark Legacy	Action	PlayStation 2
Greatest Arcade Hits Vol. 1	Classic	Nintendo 64
Muppet Monster Adventure	Action	PlayStation
Muppet Race Mania	Driving	PlayStation
NBA Hoopz	Sports	PlayStation 2; Dreamcast; PlayStation; Game Boy Color
NFL Blitz 2001	Sports	Dreamcast; Game Boy Color; Nintendo 64; PlayStation
Ready 2 Rumble Boxing: Round 2	Sports	PlayStation 2; Dreamcast; PlayStation; Nintendo 64; Game Boy Advance
Rollcage Stage 2	Driving	PlayStation
San Francisco Rush 2049	Driving	Dreamcast; Game Boy Color; Nintendo 64
Stunt Racer 3000	Driving	Nintendo 64
Team Buddies	Action	PlayStation

2000 Home Videogame Releases

        During fiscal 200, we released the following home videogames:

Game	Category	Platform(s)
Arcade Party Pak	Classic	PlayStation
Billy Bob's Huntin' n Fishin'	Action	Game Boy Color
Colony Wars III: Red Sun	Action	PlayStation
4 Wheel Thunder	Driving	Dreamcast
Gauntlet Legends	Action	Dreamcast; PlayStation; Nintendo 64
Hydro Thunder	Driving	Dreamcast; PlayStation; Nintendo 64
Jackie Chan Stuntmaster	Action	PlayStation
Kurt Warner's Arena Football Unleashed	Sports	PlayStation
Marble Madness	Classic	Game Boy Color
Midway's Greatest Arcade Hits— Vol. 1	Classic	Dreamcast
Mortal Kombat Gold	Action	Dreamcast
Mortal Kombat Special Forces	Action	PlayStation
NBA Showtime: NBA on NBC	Sports	Dreamcast; PlayStation; Nintendo 64; Game Boy Color
NFL Blitz 2000	Sports	Dreamcast; PlayStation; Nintendo 64; Game Boy Color
Paperboy	Action	Nintendo 64
Rampage 2: Universal Tour	Action	Game Boy Color
Rampage Through Time	Action	PlayStation
Rampart	Classic	Game Boy Color
Ready 2 Rumble Boxing	Sports	Dreamcast; PlayStation; Nintendo 64; Game Boy Color
Toobin'	Classic	Game Boy Color

Product Development

        We seek to develop videogames that are action-packed and exciting, and which provide sufficient challenge at various levels of proficiency to encourage repeated play. Our game development personnel are organized in teams. The producers manage the work of the other team members and are responsible for the overall design of the game. Each concept is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits within our general strategy and profitability objectives. Our management team meets regularly to formally review and evaluate the progress and quality of each title in development.

        The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. We believe that this environment, together with a compensation structure that rewards design teams for the success of their games, enables us to attract and retain game designers that are among the best in the industry.

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

        Development of a new home videogame generally takes 18 to 24 months or longer and typically costs at least $2.0 million and, depending on the specific software requirements, may cost up to $5.0 million. Because of the increasingly complex technology and software involved, both the time and cost to develop games have increased during the past few years. We believe that we can generate significant incremental revenue from our games by introducing them on additional platforms at a much lower cost than the development cost for introducing the game on the first platform. Converting an existing game from one platform to another is expected to take three to 12 months, which period may overlap with the development period of the original version of the game, and to cost at least $500,000. We use both our own personnel and independent third parties to develop and convert videogames.

        We are generally obligated to submit games to the platform manufacturers for approval prior to publishing a game for their platforms. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.

        We incurred research and development expenses of $61.6 million in fiscal 2001 compared to $67.7 million in fiscal 2000 and $52.4 million in fiscal 1999. During the transition period, we incurred research and development expenses of $12.8 million. See Note 8 to the financial statements in this report for information about capitalized development costs.

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

Marketing and Distribution

        We market videogames for play on home and handheld platforms under the Midway trademark. We market through our internal sales staff and through independent sales representatives to approximately 14,000 stores, including:

  •
  mass merchandisers;

  •
  foreign, national and regional retailers;

  •
  discount store chains;

  •
  video rental retailers; and

  •
  entertainment software distributors and re-sellers.

        It is customary for the sales representatives and distributors of our home games who are assigned specific customers to also distribute games produced by other manufacturers. Distribution channels are dominated by a select group of companies, and a publisher's access to retail shelf space is a significant competitive factor.

        Our principal customers for home videogames are mass merchandisers such as Toys "R" Us, Wal-Mart and Best Buy. Sales to our largest customer in the transition period, Toys "R" Us, represented 12.1% of our home videogame revenues and 11.5% of our total revenues in the transition period. Sales to our second-largest customer in the transition period, Wal-Mart, represented 9.8% of our home videogame revenues and 9.3% of our total revenues in the transition period. Sales to our largest customer in fiscal 2001, Wal-Mart, represented 15.9% of our home videogame revenues and 11.1% of our total revenues in fiscal 2001. Sales to our second-largest customer in fiscal 2001, Toys "R" Us, represented 14.6% of our home videogame revenues and 10.2% of our total revenues in fiscal 2001. The percentage of our total revenues represented by these customers is expected to increase because we have discontinued our coin-operated videogame products. Consequently, substantially all of our revenues will be from sales of videogames for home and handheld platforms. We warrant our home videogames for a period of 90 days.

        Our distribution efforts are supported by marketing programs, which emphasize product awareness, brand recognition, dealer merchandising opportunities and celebrity endorsements. Our marketing activities include television and print advertising, retail store promotions, direct mailings, user support programs and our website. We also utilize a store-oriented marketing approach which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. We provide technical support for our home products through our customer support department, which is staffed by personnel trained to respond to customer inquiries.

        Our office in the United Kingdom sells both through distributors and directly to retailers in Europe and Australia. In addition, pursuant to our distribution agreement with Koei Net Co., Ltd. Koei has the exclusive right to distribute selected console games in Japan and several other east Asian countries. Koei recently began distributing Ready 2 Rumble Boxing: Round 2 for the PlayStation 2, and we expect they will shortly begin to distribute Gauntlet Dark Legacy and SpyHunter, also for the PlayStation 2. See Note 2 to the financial statements in this report for additional information regarding our foreign revenues.

Manufacturing

        The manufacturers of the home and handheld game platforms generally manufacture our home videogames for us, either themselves or through their designees, as required by the applicable platform license. Platform manufacturers typically retain the right to approve the games to be released under manufacturing and licensing arrangements. The platform manufacturers charge us a fixed amount for each software disc or cartridge that they manufacture or a royalty if third parties perform the manufacturing. This charge generally includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's name and proprietary information and technology. The platform manufacturer may change its fee amount without our consent. We are responsible in most cases for resolving, at our expense, any applicable warranty or repair claim. To date, we have not experienced any material costs from warranty or repair claims.

        Production is based upon estimated demand for each specific title. The level of the inventory of finished goods depends upon market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product and, for one platform manufacturer, an irrevocable letter of credit for 100% of the purchase price. Most of our products are manufactured for us on an "as is" and "where is" basis, and delivery is at our expense and risk. Initial orders generally require 15 to 45 days to manufacture depending on the platform. Reorders of disc-based products generally require only seven to 14 days to manufacture, while reorders of cartridge-based products require approximately 30 to 40 days to manufacture. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of the manufacturer. Only the Nintendo 64, Game Boy Color and Game Boy Advance use cartridges. The new generation home consoles are all disc-based.

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

        We accept product returns for defective products. In addition, sometimes we provide replacements, markdowns or other credits on varying terms to customers holding slow-moving inventory of our home videogames. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See "Item 1. Business—Risk Factors—Product returns and price adjustments could exceed our reserves".

Licenses and Intellectual Property

        Platform Licenses.    The major platform manufacturers require that publishers obtain a license from them to publish games for play on their platforms. We have non-exclusive licenses from Nintendo, Sony and Microsoft under which we develop and market software products for their current major platforms. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.

        Upon expiration of a platform license, we usually have a limited period to sell off our inventory subject to that license, after which time any remaining inventory is generally required to be destroyed. Nintendo, Microsoft, Sony and Sega are the largest publishers of software for use on their respective systems, and they compete directly with us. See "Item 1. Business—Risk Factors—We depend on game platform manufacturers".

        Intellectual Property Licenses.    While we develop original proprietary games, other of our games are licensed from third party developers or based on trademarks and other rights and properties owned by third parties, such as the National Basketball Association, National Hockey League and the National Football League or various players' associations. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and to advance payment against these guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of a material breach by us, including failure to pay any amounts owing to the licensor in a timely manner, and other events. Some licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to leverage the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

        Patent, Trademark and Copyright Protection.    Each software title may embody a number of separately protected intellectual property rights, including:

  •
  trademarks associated with elements of the game, such as team logos;

  •
  trademarks under which the game is marketed;

  •
  the copyrights for the game software, including the game's audiovisual elements; and

  •
  the patents for inventions in the game software.

        We have over 1,000 trademark registrations worldwide for our games, and we apply for trademark protection for all of our game titles, other than those licensed from third parties. Notwithstanding our patent, copyright and trademark protection, preventing and/or bringing infringement actions against unauthorized duplication of software products is difficult and costly.

        Each home game also includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of some of our titles are owned by third parties and licensed to us. We rely on these third parties for protection of our licensed intellectual property rights. Their failure to adequately protect these rights could have a material adverse effect on us.

        The platform manufacturers incorporate security devices in the games that they manufacture for us, and also in their platforms, which seek to prevent unlicensed software products from being played on their platforms. We rely upon each platform manufacturer for protection of this intellectual property from infringement. We bear the risk of claims of infringement brought by third parties arising from the sale of software with respect to intellectual property supplied by third party developers and embodied in our software products. Our agreements with these outside developers generally require the developers to indemnify us for costs and damages incurred in connection with these claims. These software developers, however, may not have sufficient resources to indemnify us for any claims that may arise.

Competition

        The interactive entertainment software business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. The principal factors of competition in our industry are the ability to:

  •
  select and develop popular titles;

  •
  identify and obtain rights to commercially marketable intellectual properties; and

  •
  adapt our products for use with new technologies.

        Successful competition in our market is also based on:

  •
  price;

  •
  access to retail shelf space;

  •
  product enhancements;

  •
  brand recognition;

  •
  marketing support; and

  •
  access to distribution channels.

        We compete with Nintendo, Microsoft and Sony, who publish software for their respective systems. Although Sega announced that it will no longer manufacture videogame platforms, it will continue to be a major videogame software publisher. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Acclaim, Activision, Capcom, Eidos, Electronic Arts, Infogrames, Konami, Lucas Arts, Namco, Take-Two Interactive, THQ, 3DO and Ubi Soft, among others. We face additional competition from the entry of new companies, including large diversified entertainment companies, into our market.

Coin-operated Products

        Until June 2001, we sold our coin-operated videogames under the Midway trademark. Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market, in June 2001 we decided to exit the coin-operated amusement games business, and to discontinue developing and manufacturing coin-operated videogame products. Our revenues from coin-operated videogames are shown in "Item 6. Selected Financial Data".

Seasonality

        The home videogame business is highly seasonal and historically has resulted in higher revenues and operating profit in the quarters ended September 30 and December 31 due to customer purchases preceding the year-end retail holiday selling season.

Employees

        As of March 19, 2002, we had approximately 570 employees, approximately 440 of whom are members of our development staff. We believe that our relations with our employees are satisfactory.

Risk Factors

        Some of the risks and uncertainties that may cause our operating results to vary from anticipated results or which may materially and adversely affect our operating results or the value of our common stock are listed below. There may be other important risk factors that we have not recognized.

We have experienced recent operating and net losses, and we anticipate future losses.

        Midway has not reported a net or operating profit since the second quarter of fiscal 2000. We reported an operating loss in fiscal 2001 of $78.4 million and an operating loss in fiscal 2000 of $20.9 million. We also reported an operating loss in the transition period of $6.9 million. We believe that our losses have been primarily attributable to:

  •
  a weakness in the home videogame industry during the transition to the new generation of home videogame platforms;

  •
  our transition strategy to discontinue games under development for older platforms and concentrate instead on the development of games for these new platforms; and

  •
  a decline in the market for coin-operated videogames.

        We cannot assure you that we will become profitable again.

We depend on market acceptance of new products.

        Our success depends on generating revenue from new products. Videogame products typically have market life spans of only three to 12 months. Our new products may not achieve and sustain market acceptance during the short life cycle sufficient to generate revenue to recover our investment in developing the products and to cover our other costs. The cost of developing new games for the new generation of platforms is between $2 million and $5 million. The cost of converting an existing game from one platform to another is at least $500,000. If our new products fail to gain market acceptance, our operating results and financial condition would be adversely affected.

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

        In addition, consumers may defer purchasing home game software for use on existing platforms following the announcement of an introduction date for hardware platforms incorporating new technologies. Once new platform introduction dates have been announced, retail videogame prices may decrease as the market makes the transition to the new generation of hardware and software, resulting in lower revenues for us during that transition period. Accordingly, these announcements could adversely affect sales of our existing videogames.

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

  •
  development and promotional expenses relating to the introduction of our products;

  •
  peak demand during the year-end holiday season;

  •
  changes in our pricing policies and those of our competitors;

  •
  the accuracy of the forecasts of consumer demand made by retailers and by us; and

  •
  the timing of orders from major customers, order cancellations and delays in shipment.

        Our purchasing and marketing levels are based, in part, on our expectations regarding future sales. As a result, operating results in any particular quarter may be adversely affected by a decrease in sales or a failure to meet our sales expectations in such quarter.

Our market is highly competitive.

        The interactive entertainment software business is highly competitive. Our ability to compete successfully in this market is based, in large part, upon our ability to:

  •
  select and develop popular titles;

  •
  identify and obtain rights to commercially marketable intellectual properties; and

  •
  adapt our products for use with new technologies.

        Successful competition in our market is also based on:

  •
  price;

  •
  access to retail shelf space;

  •
  product enhancements;

  •
  brand recognition;

  •
  marketing support; and

  •
  access to distribution channels.

        Our competitors vary in size from very small companies with limited resources to large corporations with greater financial, marketing and product development resources than ours. We compete with the platform manufacturers, including Nintendo, Sony and Microsoft. We also compete with companies that we depend upon for foreign distribution or other services. These companies have an incentive to promote their own products in preference to ours. In addition, due to their dominant position in the industry, the manufacturers of platform hardware have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space.

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

        Substantially all of our products are for use on proprietary game platforms manufactured by other companies. We depend upon these companies for the following reasons:

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

  •
  these manufacturers control the manufacture of, or approval to manufacture, our game discs and cartridges; and

  •
  these companies have the exclusive right to protect the intellectual property rights to their respective hardware platforms and technology and to discourage others from producing unauthorized software for their platforms that compete with our games.

        Because these manufacturers compete against us in the videogame publishing markets, they are motivated to give preference to their own products over ours in product approval and manufacturing, in promotion and in granting licenses to us for products that might compete with their products.

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

We may not be able to maintain or acquire licenses for intellectual property.

        Some of our games are based on properties or trademarks owned by third parties, such as the National Basketball Association, National Hockey League and National Football League or various players' associations. Our future success may depend upon our ability to maintain existing licenses and to acquire additional licenses for popular intellectual properties. There is competition for these licenses, and we may not be successful in maintaining or acquiring intellectual property rights with significant commercial value.

        Our intellectual property licenses generally require that we submit new products developed under licenses to the licensor for approval prior to release. This approval is generally discretionary. Rejection or delay in approval of a product by a licensor could prevent us from selling the product. As a result, we might not recover our investment in the product. The owners of intellectual property licensed by us generally reserve the right to protect the intellectual property against infringement. If any of these owners fails to protect, or infringes someone else's, intellectual property, it could have a material adverse effect on us.

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

Sumner Redstone controls 26.2% of our common stock and may dispose of it at any time.

        Based on his most recent public report filed on December 10, 2001, Sumner Redstone owns, individually and through his affiliate, a total of 11,442,336 shares, or 26.2%, of our currently outstanding common stock. Mr. Redstone could sell some or all of these shares at any time on the open market or otherwise. The sale by Mr. Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock. Although Mr. Redstone has stated that he has no plans to acquire control of Midway, he could change his position or could sell his stock to a person who wishes to acquire control of Midway. Such a person may not agree with our business strategies and goals. Mr. Redstone's substantial interest in Midway could discourage a third party from making an acquisition of Midway favorable to our other stockholders.

Shares available for sale in the future could have an adverse effect on the market price of our common stock.

        We have 100,000,000 authorized shares of common stock, of which 43.7 million shares were issued and outstanding as of March 19, 2002. As of that date, another 8.8 million shares were reserved for issuance under our stock option plans and 7.5 million shares are issuable under convertible preferred stock and warrants. Our Board of Directors has broad discretion with respect to the issuance of the remaining 40 million authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek further financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may depress the future market price of our common stock.

Conversion of our preferred stock and exercise of warrants will dilute our common stock, and the sale of the underlying shares may depress the market price of our common stock.

        We have issued 5,512.5 shares of Series B Convertible Preferred Stock in a private placement. The shares of preferred stock are convertible into common stock until November 21, 2003, subject to limited redemption rights. 4,200 of the preferred shares are convertible at an initial conversion price of $9.33 per common share into a total of 4,501,608 shares, subject to adjustment. 1,312.5 of the preferred shares are convertible at a conversion price of $10.60 per share into a total of 1,238,208 shares, subject to anti-dilution adjustments. We also issued three-year warrants to purchase 1,050,000 shares of common stock and five-year warrants to purchase 555,161 shares of common stock, exercisable at $9.33 per share, subject to anti-dilution adjustments. Finally, we issued five-year warrants to purchase 123,821 shares of common stock, exercisable at $10.60 per share, subject to anti-dilution adjustments.

        The issuance of our common stock upon the conversion of the preferred stock or the exercise of the warrants described above will likely occur at a time when the conversion or exercise price is below the market price of our common stock. Therefore, the conversion or exercise of these securities will likely have a dilutive effect on the price of our common stock. The conversion or exercise of these securities will also result in our having more shares of common stock outstanding, which would have a dilutive effect on our earnings per share. If the holders of the preferred stock and warrants were to sell a large number of their shares over a short period of time, those sales would likely have an adverse effect on the market price of our common stock. Even the potential sale of a large number of shares may depress the future market price of our common stock.

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

  •
  our failure to maintain an effective registration statement for the underlying common stock beyond permitted grace periods;

  •
  suspension from trading or failure of our common stock to be listed on the NYSE or the Nasdaq National Market for five consecutive trading days or for more than ten trading days in any 365-day period; and

  •
  our statement of an intention not to comply with the conversion requirements of the preferred stock or our failure to deliver common stock upon conversion within the allowable time periods.

        The premium is 10% above the stated value upon our breach of any other agreement with, or representation or warranty made to, the selling stockholders, except if the breach would not have a material adverse effect on our business.

The exercise of outstanding stock options may dilute our common stock and depress its market price.

        As of March 19, 2002, we had outstanding options to purchase an aggregate of 6.2 million shares of common stock. Our stock options are generally exercisable for a period of nine years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale. Such exercises may have an adverse effect on the market price of our common stock. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of common stock.

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

        Rights Plan.    Under a rights agreement with The Bank of New York, each share of our common stock has an accompanying right to purchase, if a person acquires beneficial ownership of 15% or more of our common stock without the prior approval of our Board, convertible preferred stock that permits each holder, other than the acquiror, to purchase a number of shares of common stock at half the market price. The effect of our rights plan is to discourage a hostile takeover by diluting the acquiror's percentage interest in our common stock. We can redeem the rights at $0.01 per right, subject to limited conditions, at any time. The rights expire on December 31, 2006.

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

        Other Charter Provisions.    Our certificate of incorporation and bylaws also provide that:

  •
  directors may be removed by a vote of the stockholders, only for cause;

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

Item 2. Properties.

        Our principal corporate office is located at 2704 West Roscoe Street, Chicago, Illinois, in premises which we lease from WMS Industries Inc. See "Item 13. Certain Relationships and Related Transactions." Our design and development studios are located in facilities in San Diego and Milpitas, California, and in Chicago, Illinois. We principally conduct our sales and marketing operations out of offices in Milpitas, California, and London, England. We also lease a warehouse and distribution facility in Dallas, Texas. All of our properties are leased. See Note 8 to the financial statements in this report for additional information regarding our lease commitments.

        We believe that our facilities and equipment are suitable for the purposes for which they are employed, and are adequately maintained and will be adequate for current requirements and project growth.

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

        The action was dismissed against all defendants by order entered April 6, 2000. The plaintiffs appealed this order to the United States Court of Appeals for the Sixth Circuit. The matter was argued before the Sixth Circuit on November 28, 2001. We are awaiting the Court's decision. We intend to vigorously defend this action.

        On April 19, 2001, a class action was commenced against us and other companies by individuals representing the victims (parents, teachers, students living, injured and deceased) of the shootings by Eric Harris and Dyland Klebold on April 20, 1999 at Columbine High School in Jefferson County, Colorado. The action, entitled Sanders, et al. v. Meow Media, et al., was brought in the U.S. District Court for the District of Colorado, Civil Action No. 01—0728 against 25 defendants. The defendants include 18 companies in the videogame business, five companies that produced or distributed the movie "The Basketball Diaries" and two companies that allegedly provided obscene Internet content. The complaint alleges, with respect to Midway and other videogame companies, that Harris and Klebold, then 17 years old, were influenced by the allegedly violent content of unspecified videogames and that the videogame manufacturers and suppliers are liable for Harris' and Klebold's conduct. The complaint seeks up to $10 million in compensatory damages for each of the members of the plaintiff class and $5 billion in punitive damages and relief "necessary to correct the abuses of the violent videogame industry & its marketing of these wares to children." On March 4, 2002 the court entered an opinion and order dismissing plaintiff's complaint in its entirety as to Midway and the other defendants. As of March 19, 2002, plaintiffs had not filed a notice of appeal. We intend to vigorously defend this action.

        We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

        We held our Annual Meeting of Stockholders on January 15, 2002. The matters submitted to a stockholder vote were:

          1)    the election of three Class III directors to the board of directors;

          2)    the approval of the issuance of common stock upon the conversion of our preferred stock and the exercise of related warrants;

          3)    the ratification of the Midway Games Inc. 2002 Stock Option Plan; and

          4)    the ratification of the appointment of Ernst & Young LLP as independent auditors for the six-month transition period ending December 31, 2001 and for fiscal 2002.

    The voting results were as follows:

            1)    Our stockholders re-elected each of the three incumbent Class III directors, as follows:

Nominee	For	Withheld
Harold H. Bach, Jr.	35,555,618	1,226,366
Richard D. White	35,565,529	1,216,455
Gerald O. Sweeney, Jr.	35,204,265	1,577,719

            2)    Our stockholders approved the issuance of common stock upon the conversion of our preferred stock and the exercise of related warrants, as follows:

For:	29,420,351
Against:	234,607
Abstentions:	40,172
Broker Non-votes:	7,086,854

            3)    Our stockholders ratified the Midway Games Inc. 2002 Stock Option Plan, as follows:

For:	27,002,009
Against:	2,644,128
Abstentions:	48,993
Broker Non-votes:	7,086,854

            4)    Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the transition period and for fiscal 2002 as follows:

For:	36,489,918
Against:	277,203
Abstentions:	14,863

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock trades publicly on the NYSE under the symbol MWY. The following table shows the high and low sales prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low
1999
Third Quarter	$16.50	$10.44
Fourth Quarter	24.88	15.56
2000
First Quarter	$23.69	$12.69
Second Quarter	14.38	6.06
Third Quarter	10.50	6.25
Fourth Quarter	9.00	6.13
2001
First Quarter	$8.00	$6.77
Second Quarter	18.50	6.55
Third Quarter	18.50	10.80
Fourth Quarter	17.48	11.84
2002
First Quarter (through March 19, 2002)	$15.25	$10.30

        On March 19, 2002, there were approximately 1,100 holders of record of our common stock.

        No cash dividends with respect to the common stock were declared or paid during fiscal 2000, fiscal 2001, or the transition period. Under the agreements with our bank and with our preferred stockholders, we are prohibited from paying cash dividends on the common stock. We plan to retain any earnings from operations to fund our business.

        During fiscal 2001 and the transition period, we sold convertible preferred stock and warrants for an aggregate of $55.1 million in a private offering under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. For more information about this transaction and the terms of the convertible preferred stock, see Note 9 to our financial statements. We have registered the common stock underlying the preferred stock and warrants for resale on a registration statement on Form S-3 (File no. 333-69768) filed with the SEC on October 10, 2001, as may be supplemented.

Item 6. Selected Financial Data.

(In thousands, except per share amounts)

	Six-Months Ended December 31,			Years Ended June 30,
SELECTED STATEMENT OF OPERATION DATA
	2001		2000(5)	2001(5)		2000(5)		1999(5)		1998(5)	1997(5)
			(unaudited)
Revenues
Home video	$68,113		$89,440	$117,328		$229,691		$217,890		$229,732	$219,912
Coin-operated video	3,942		34,830	50,880		104,174		133,905		161,498	168,314

Total revenues	72,055		124,270	168,208		333,865		351,795		391,230	388,226
Gross profit	35,182		40,872	46,405		126,539		136,227		169,847	154,031
Operating income (loss)	(6,947	)(1)(2)(3)	(21,824)	(78,363)		(20,881)		8,328	(9)	65,075	60,533
Income (loss) before tax and extraordinary credit	(5,847)		(20,739)	(76,256	)(6)	(19,580	)(8)	9,914		68,022	62,663
(Provision) credit for income taxes	—	(4)	7,777	7,777	(7)	7,539		(3,767)		(25,900)	(23,812)

Income (loss) before extraordinary credit	(5,847)		(12,962)	(68,479)		(12,041)		6,147		42,122	38,851
Net income (loss)	(5,847)		(12,962)	(68,479)		(12,041)		6,147		42,122	41,895
Preferred stock dividend
Cash	1,043		—	184		—		—		—	—
Imputed	3,515		—	672		—		—		—	—

Earnings (loss) applicable to common stock	$(10,405	)(1)(2)(3)(4)	$(12,962)	$(69,335	)(6)(7)	$(12,041	)(8)	$6,147	(9)	$42,122	$41,895	(10)

Basic and diluted earnings (loss) per share of common stock	$(0.27	)(1)(2)(3)(4)	$(0.34)	$(1.84	)(6)(7)	$(0.32	)(8)	$0.16	(9)	$1.10	$1.14	(10)
Average number of shares outstanding	38,413		37,711	37,719		37,869		37,597		38,481	36,800
SELECTED BALANCE SHEET DATA
Total assets	$246,405		$173,859	$156,219		$186,575		$219,259		$227,423	$214,318
Working capital	146,885		77,088	71,406		98,993		119,848		117,168	86,222
Redeemable convertible preferred stock	35,949		—	20,667		—		—		—	—
Stockholders' equity	180,583		147,455	111,828		160,355		177,576		176,649	140,768

(1)
Transition period operating loss includes a net reversal of restructuring charges of $880,000. See Note 13 to the financial statements.

(2)
Transition period includes a provision to increase allowance for doubtful accounts by $883,000 related to a major retailer seeking protection under bankruptcy laws and a one time charge for executive retirement benefits of $1,050,000.

(3)
Transition period does not include $1,961,000 of goodwill amortization due to the adoption of Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets." See Note 3 to the financial statements.

(4)
Transition period does not include an income tax credit of $1,611,000 ($.04 per share). See Note 6 to the financial statements.

(5)
All periods prior to transition period include certain amounts reclassified to reflect current period presentation.

(6)
Fiscal 2001 loss before tax credit and net loss includes restructuring expense of $12,527,000 ($.33 per share) relating to our exiting the coin-operated videogame business. No income tax benefit was recorded for the restructuring expense. See Note 13 to the financial statements.

(7)
Fiscal 2001 credit for income taxes does not include a credit of $15,695,000 ($.42 per share) on the operating loss, excluding restructuring expense, after December 31, 2000. See Note 6 to the financial statements.

(8)
Fiscal 2000 loss before tax provision includes fourth quarter charges related to market conditions and asset realization of $25,979,000 or on an after tax basis $16,151,000 ($.43 per share) which created the net loss for the year. See Note 17 to the financial statements.

(9)
Fiscal 1999 operating income includes charges for the settlement of litigation, restructuring and other unusual items of $13,023,000 which reduced net income on an after-tax basis by $8,074,000 ($.21 per share).

(10)
Fiscal 1997 net income includes an extraordinary gain, net of tax, on early extinguishment of debt of $3,044,000 ($.08 per share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Midway changed its fiscal year from a fiscal year ending on June 30 to a fiscal year ending on December 31. This report covers the six-month period of July 1, 2001 to December 31, 2001, as well as required prior periods. All references below to the six-months ended December 31, 2000 are unaudited.

Recent Developments

        Effective April 6, 1998, in connection with the spin-off of Midway by WMS Industries Inc., we entered into several agreements with WMS under which WMS, among other things, performed contract manufacturing of our coin-operated videogames until fiscal 2001. In addition, under a separate agreement, we provided selling and marketing services for the WMS pinball products until fiscal 2000. These agreements provided for products or services on an arm's length basis.

        In June of fiscal 2001 Midway exited the coin-operated videogame business. Accordingly, coin-operated videogame revenues and related cost of sales will not be significant in future periods and will only consist of expenses related to the sale of assets and exploring licensing opportunities for intellectual properties. The exit from the coin-operated videogame business is expected to potentially result in savings in research and development expense of $7,500,000 and selling and marketing and administrative expense of $6,000,000. The actual expense in each of these activities may not decrease as we continue to increase the number of home videogame software development projects and as a result of anticipated increased home videogames software unit sales precipitated by the new generation of home videogame platforms.

        During fiscal 2001 and the transition period, Midway issued 5,512.5 shares of Series B convertible preferred stock and warrants in a private placement. The net proceeds of the private placement were $51.8 million. See Note 9 to the financial statements for additional information.

        During the transition period, we completed a public offering of 5,175,000 shares of common stock, at a public offering price of $15.00 per share. The net proceeds of the offering were approximately $72.9 million. Midway intends to use the net proceeds of both offerings for product development, working capital and other general corporate purposes.

Financial Condition and Liquidity

        Cash provided by operating activities before changes in operating assets and liabilities was $2,799,000 for the six-months ended December 31, 2001 compared to cash used of $8,091,000 for the comparable six-months ended December 31, 2000. Although a loss of $5,847,000 was incurred in the six-months ended December 31, 2001, cash of $2,799,000 was provided due to the add back of depreciation and an increase in the allowance for doubtful accounts. The cash used in the comparable six-months ended December 31, 2000 was primarily due to the net loss in that period.

        Cash used by operating activities before changes in operating assets and liabilities was $51,917,000 in fiscal 2001 compared to cash provided of $24,157,000 in fiscal 2000. The fiscal 2001 cash used by operating activities before changes in operating assets and liabilities was primarily due to the net loss. Although fiscal 2000 had a net loss of $12,041,000, cash was provided by operating activities before changes in operating assets and liabilities because of the add back of depreciation and an increase in the allowance for doubtful accounts receivable. In fiscal 1999, cash provided by operating activities before changes in operating assets and liabilities was $25,548,000 and was the result of net income of $6,147,000, the add back of depreciation and an increase in the allowance for doubtful accounts.

        The changes in the operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in a cash outflow of $23,731,000 for the six-months ended December 31, 2001 compared to cash provided of $14,728,000 for the comparable six-months ended December 31, 2000. The cash outflow from changes in operating assets and liabilities for the six-month period was primarily due to an increase in receivables related to the holiday selling season and an increase in capitalized software development costs. The cash inflow for the comparable six-months ended December 31, 2000 was primarily due to the reduction in inventories and income tax receivable.

        The changes in the operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in a cash inflow of $49,306,000 in fiscal 2001 and an outflow of $24,814,000 in fiscal 2000. The fiscal 2001 inflow from changes in operating assets and liabilities was primarily due to reduction in inventories and income tax receivable. The fiscal 2000 cash outflow was primarily due to reduced accounts payable and accrual balances and increased prepaid income taxes. In fiscal 1999, the changes in the operating assets and liabilities resulted in an outflow of cash of $1,706,000, which was primarily due to outflows from increased inventory and prepaid income taxes.

        Cash used for investing activities for the six-months ended December 31, 2001, included $2,782,000 for the purchase of property and equipment and a $20,000,000 increase in short-term investments. Cash used for investing activities for the comparable six-months ended December 31, 2000 included $7,210,000 for the purchase of property and equipment.

        Cash used for investing activities in fiscal 2001 included $10,444,000 for the purchase of property and equipment and a $21,000,000 increase in short-term investments. Cash used for investing activities in fiscal 2000 was for the purchase of property and equipment of $11,273,000. Cash provided by investing activities in fiscal 1999 included a $12,000,000 decrease in short-term investments, partially offset by the purchase of property and equipment of $5,212,000.

        Cash provided by financing activities for the six-months ended December 31, 2001 was $90,249,000. During the six-month period, Midway sold additional Series B redeemable convertible preferred stock and warrants for $12,425,000, net of cash issuance cost. Also, Midway completed its public offering of 5,175,000 shares of common stock, at a price of $15.00 per share. The aggregate proceeds were $72,878,000. Cash received from the exercise of stock options was $5,427,000. Cash provided by financing activities for the comparable six-months ended December 31, 2000 consisted of $23,000 from the exercise of stock options.

        Cash provided by financing activities in fiscal 2001 was $40,302,000 compared with cash used by financing activities of $5,595,000 in fiscal 2000. In fiscal 2001, Midway sold Series B redeemable convertible preferred stock and warrants for $39,400,000, net of cash issuance cost. Cash received in fiscal 2001 from the exercise of common stock options was $1,086,000. Cash received in fiscal 2000 from the exercise of common stock options was $1,125,000. In fiscal 2000, $6,720,000 of cash was used in the purchase of treasury shares. Cash received in fiscal 1999 from the sale of 1,000,000 shares of common stock, net of insurance cost totaled $7,810,000. In fiscal 1999, $13,030,000 of cash was used in the purchase of treasury shares.

        See the Consolidated Statements of Cash Flows on page F-6 for further details of cash flow items.

        The home video business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, one platform manufacturer of home videogames for Midway requires letters of credit for the full purchase price at the time a purchase order is accepted. The amount of these letters of credit is disclosed below.

        In August 2001, Midway modified its existing line of credit to provide for borrowings and letters of credit with a $15,000,000 availability to June 30, 2002, $40,000,000 thereafter to January 31, 2003 and then $15,000,000 to the March 2003 maturity. The credit agreement contains financial requirements which are described in Note 7 to the financial statements. At December 31, 2001, June 30, 2001 and June 30, 2000 there were no borrowings under our current or prior credit line and $154,000, $266,000 and $106,000 of letters of credit were outstanding, respectively.

        Management believes that our cash, investments, cash flow from operations and credit line will be adequate to fund our anticipated levels of inventories, accounts receivable, and commitments as described in Note 14 to the financial statements and other working capital requirements for the operation of our business and our other presently anticipated needs for the twelve-months ending December 31, 2002.

Results of Operations

        The following table sets forth for the periods indicated certain items in or derived from Midway's consolidated statements of operations expressed as a percentage of revenues:

	Six-Months Ended December 31,		Fiscal Year Ended June 30,
	2001	2000	2001	2000	1999
		(Unaudited)
Revenues
Home video	94.5%	72.0%	69.8%	68.8%	61.9%
Coin-operated video	5.5%	28.0%	30.2%	31.2%	38.1%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.2%	67.1%	72.4%	62.1%	61.3%

Gross profit	48.8%	32.9%	27.6%	37.9%	38.7%
Research and development expense	17.8%	25.0%	36.6%	20.3%	14.9%
Selling and marketing expense	26.6%	16.8%	19.3%	17.0%	12.3%
Administrative expense	13.8%	8.7%	14.2%	6.6%	5.2%
Restructuring expense	.2%	—	4.1%	0.3%	0.8%
Litigation and settlement expense	—	—	—	—	3.1%

Operating income (loss)	(9.6)%	(17.6)%	(46.6)%	(6.3)%	2.4%
Interest income and other expense, net	1.5%	0.9%	1.3%	0.4%	0.4%

Income (loss) before tax	(8.1)%	(16.7)%	(45.3)%	(5.9)%	2.8%
Credit (provision) for income taxes	—	6.3%	4.6%	2.3%	(1.1)%

Net income (loss)	(8.1)%	(10.4)%	(40.7)%	(3.6)%	1.7%

Transition Period (Six-Months Ended December 31, 2001) with Comparable Period Ended December 31, 2000

        Midway exited the coin-operated business in the quarter ended June 30, 2001. Accordingly, revenue and cost of sales of the coin-operated business for the six-months ended December 31, 2001 were not significant. The only expenses currently being incurred by the coin-operated business relate to the sale of assets and exploring licensing opportunities for intellectual properties. Expenses related to the coin-operated business were not significant to any of the reported line items for the six-months ended December 31, 2001.

        Home videogame revenues decreased $21,327,000 from $89,440,000 for the six-months ended December 31, 2000 to $68,113,000 for the six-months ended December 31, 2001. The decrease is primarily due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation 128-bit consoles including Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. The six-months ended December 31, 2001 primarily consisted of new generation console game sales as compared to the comparable prior period that consisted primarily of 32 and 64-bit console game sales. The adverse impact of the platform transition on our profitability has been compounded by our transition strategy to shift product development resources from older platforms to the development of products for the new generation platforms. Several titles in development that could have softened the impact of the platform transition in the six-months ended December 31, 2001 were cancelled in order to have more high quality products available for the new consoles. Because it takes on average 18 to 24 months to develop a title for a new generation console, Midway is not expected to experience the full benefit of this strategy until later in 2002. See "Item 1. Business—Products" for game release schedules.

        Home videogame gross profit decreased $549,000 from $32,518,000 (36.4% of revenue) for the six-months ended December 31, 2000 to $31,969,000 (46.9% of revenue) for the six-months ended December 31, 2001. However, Midway achieved higher gross margins resulting from the sale of videogames for the new generation platforms sold in the six-months ended December 31, 2001, due to our product mix. The revenues for the six-months ended December 31, 2001 were almost entirely comprised of videogames for the new platforms. The revenues for the six-months ended December 31, 2000 were almost entirely from legacy platform home videogames which required significant discounting of sales price and had higher unit cost cartridge technology. This discounting of previously released titles in the prior period was due to pricing pressures from the platform transition previously mentioned.

        Research and development expenses decreased $18,201,000 from $31,008,000 for the six-months ended December 31, 2000 to $12,807,000 for the six-months ended December 31, 2001. The decrease is primarily due to the increased amount of product development costs capitalized on new generation games and our exit from the coin-operated videogame business. Product development costs of $21,490,000 and $4,992,000 were capitalized in the six-months ended December 31, 2001 and December 31, 2000, respectively. The increase in capitalized product development costs is due to more software development projects that have reached the point of technological feasibility. At that point, all related development costs subsequent to the establishment of technological feasibility are capitalized. The development activity and expenditures for home videogames has increased. This increased development activity represents investments for future revenue to be generated from videogames for the new generation platforms.

        Selling and marketing expense decreased $1,742,000 from $20,896,000 for the six-months ended December 31, 2000 to $19,154,000 for the six-months ended December 31, 2001. The decrease in selling and marketing was related to a fewer number of new videogame titles on new platforms in the six-months ended December 31, 2001. Although a fewer number of titles were released, a high level of advertising support was initiated to support the launch of new home videogame titles on new platforms.

        Administrative expense decreased $804,000 from $10,792,000 for the six-months ended December 31, 2000 to $9,988,000 for the six-months ended December 31, 2001. The period ended December 31, 2001 includes $1,050,000 for executive retirement benefits. It also included a charge to the allowance for doubtful accounts of $883,000 related to a major retailer seeking protection under bankruptcy laws. The period ended December 31, 2000 included $1,961,000 of goodwill amortization of which none was recorded for the six-months ended December 31, 2001 due to the adoption of

Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, see Note 3 to the financial statements.

        The six-months ended December 31, 2001 included a net reversal of restructuring charges totaling $880,000 that were recorded in the year ended June 30, 2001. The net reversal is comprised of a reduction of cost of sales of $1,260,000, an increase of administrative expense of $200,000 and an increase of restructuring expense of $180,000.

        Operating loss for the six-months ended December 31, 2001 was $6,947,000 compared with an operating loss of $21,824,000 for the six-months ended December 31, 2000. The decrease in the loss was primarily due to the increased level of software development costs capitalized and the exiting of the coin-operated videogame business.

        Midway provided no credit for income taxes related to the loss for the six-months ended December 31, 2001. Midway was required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset subsequent to December 31, 2000. This valuation allowance on the deferred tax asset generated from operating losses will be included in income in future periods in which Midway returns to profitability. Midway's operating loss for the period resulted in increasing net operating loss carryforwards, which can be used to offset future taxable income. The income tax credit of $7,777,000 for the six-months ended December 31, 2000 was established at an effective rate of 37.5%.

        Loss applicable to common stock was $10,405,000 or $.27 per share for the six-months ended December 31, 2001, compared with a loss of $12,962,000 or $.34 per share for the comparable six-months ended December 31, 2000. Loss applicable to common stock for the six-months ended December 31, 2001 was increased by $1,043,000 cash dividends and $3,515,000 imputed dividends on our Series B preferred stock or $.12 per share combined as compared to $0.00 per share in the prior period.

Fiscal Year Ended June 30, 2001 Compared with Fiscal Year Ended June 30, 2000

        Revenues decreased $165,657,000 from $333,865,000 in fiscal 2000 to $168,208,000 in fiscal 2001. Coin-operated videogame revenues decreased from $104,174,000 to $50,880,000.

        Home videogame revenues decreased $112,363,000 from $229,691,000 in fiscal 2000 to $117,328,000 in fiscal 2001. The decrease is primarily due to our strategy for the platform transition currently underway from 32 and 64-bit home videogames consoles to the new generation 128-bit consoles including Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. The adverse impact of the platform transition on our profitability has been compounded by our transition strategy to shift product development resources from older platforms to the development of products for the new generation platforms. Several titles in development that could have softened the impact of the transition on fiscal 2001 were cancelled in order to have more high quality products available for the new consoles. Because it takes on average 18 to 24 months to develop a title for a new generation console, Midway is not expected to experience the full benefit of this strategy until later in 2002.

        Coin-operated videogame gross profit was $7,666,000 (15.1% of related revenues) in fiscal 2001 compared with $31,170,000 (29.9% of related revenues) in fiscal 2000. It is expected that the videogame development resources which were focused on the coin-operated business that have been deployed to the home videogame business will generate revenues with a higher gross profit than coin-operated videogames previously contributed.

        Home videogame gross profit decreased $56,630,000 from $95,369,000 (41.5% of related revenues) in fiscal 2000 to $38,739,000 (33.0% of related revenues) in fiscal 2001 when approximately 76% of revenues were from the older generation platforms on games that were either previously released or substantially in development at the time Midway changed its strategy to only develop for the new generation platforms. Many of these sales were made at lower than historical selling prices due to the effects of the platform transition. The gross profit percentage for fiscal 2001 is not believed to be indicative of gross profit percentages from new generation videogames. It is expected that future gross profit percentages will return to normal.

        Research and development expenses decreased by $6,087,000 from $67,694,000 in fiscal 2000 to $61,607,000 in fiscal 2001. The decrease was in part due to the elimination of certain coin-operated functions that were not transferable to the home videogame business, and lower expense relating to the component of product development expense that is based on revenues. The development activity and expense for home videogames has increased. This increased development activity represents investments for future revenue to be generated from videogames for the new generation platforms.

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

        Administrative expense increased $1,824,000 or $859,000 when excluding the additional $965,000 bad debt expense provided for as a result of the exit from the coin-operated videogame business. Administrative expense excluding the additional bad debt expense was $22,863,000 (13.6% of revenues) in fiscal 2001 compared with $22,004,000 (6.6% of revenues) in fiscal 2000. The increase as a percentage of revenues was due to lower revenues.

        Restructuring expense in fiscal 2001 was $6,846,000 and related to the downsizing and the subsequent exiting from the coin-operated business. The restructuring expense for fiscal 2001 includes $2,049,000 for severance for 109 people, $3,070,000 for the disposal of fixed assets, $1,037,000 for lease and other commitments and $690,000 for administrative clean-up activities and other expense. In fiscal 2000, restructuring expense of $997,000 was incurred and represents cost of employee severance relating to reducing certain functions through combining similar activities formerly conducted at different locations.

        Operating loss in fiscal 2001 was $78,363,000 compared with an operating loss of $20,881,000 in fiscal 2000. Operating loss for fiscal 2001 is due to the low level of home videogame revenues with a reduced gross profit as a result of the platform transition and continuing product development expenses from developing games for the new generation of platforms. Fiscal 2001 also includes restructuring charges, additional bad debt and inventory write-downs totaling $12,547,000 relating to Midway's exiting from the coin-operated business. The fiscal 2000 operating loss was also due to weaker than anticipated revenues that manifested itself in the second half of the year in an abrupt fashion, which required unusual charges of $25,979,000. For further discussion on restructuring and unusual charges see Notes 13 and 17 to the financial statements.

        The income tax credit was established at an effective rate of 10.2% for fiscal 2001. Midway was required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset resulting in the reduced effective tax credit. This valuation allowance on the deferred tax asset generated from operating losses will be included in income in future periods in which Midway returns to profitability. The credit for income taxes in fiscal 2000 was established at an effective rate of 38.5%.

        Loss applicable to common stock was $69,335,000 ($1.84) per share for fiscal 2001 compared with a loss of $12,041,000 for fiscal 2000. The fiscal 2001 loss includes a charge of approximately $15,695,000 to provide an allowance for recorded potential future tax benefits resulting from tax operating losses, excluding the restructuring charge. Fiscal 2001 also includes charges of $12,527,000 before taxes for the downsizing and subsequent exiting from the coin-operated videogame business. Excluding these charges the fiscal 2001 loss would have been approximately $41,113,000 ($1.09) per share. The fiscal 2000 loss includes after tax charges of $16,151,000 or $.43 per share for unusual items that related primarily to the abrupt softening of the home videogame business in fiscal 2000. See Notes 13 and 17 to the financial statements for further discussion of unusual charges for fiscal 2001 and fiscal 2000.

Fiscal Year Ended June 30, 2000 Compared with Fiscal Year Ended June 30, 1999

        Revenues decreased $17,930,000 or 5.1% from $351,795,000 in fiscal 1999 to $333,865,000 in fiscal 2000.

        Coin-operated videogame revenues decreased $29,731,000 or 22.2% from $133,905,000 in fiscal 1999 to $104,174,000 in fiscal 2000. The decrease in coin-operated videogame revenues was primarily due to weak market conditions for new coin-operated games and the lack of exceptionally interesting games introduced during the fiscal year. It is believed that the weak market condition is primarily due to reduced player interest in coin-operated videogames because of the increase in entertainment alternatives available to potential videogame players.

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

        Coin-operated videogame gross profit decreased $13,207,000 or 29.8% from $44,377,000 (33.1% of related revenues) in fiscal 1999 to $31,170,000 (30.0% of related revenues) in fiscal 2000, primarily due to lower revenues in fiscal 2000. Coin-operated videogame gross profit decreased by $1,907,000 in fiscal 2000 and $2,229,000 in fiscal 1999 for inventory write-downs.

        Home videogame gross profit increased $3,519,000 from $91,850,000 (42.2% of related revenues) in fiscal 1999 to $95,369,000 (41.5% of related revenues) in fiscal 2000. Home videogame cost of sales in fiscal 2000 includes a charge of $7,028,000 for inventory write-downs. Home videogame gross profit percentage decreased because of the reduction to revenues and the inventory write-down mentioned above.

        Research and development expenses increased $15,267,000 or 29.1% from $52,427,000 (14.9% of revenues) in fiscal 1999 to $67,694,000 (20.3% of revenues) in fiscal 2000. The increased research and development expense is primarily due to the development of additional home videogames for the new platforms being introduced by the platform manufacturers. During the fourth quarter of fiscal 2000, prepaid development cost of $5,598,000 was written-off due to the discontinuance of certain home videogames in development or because development costs were in excess of current market realization.

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

        Restructuring expense in fiscal 2000 was $997,000 and represents cost of employee severance. The restructuring primarily further reduces certain functions through the combining of similar activities formerly conducted at different locations. In fiscal 1999, restructuring expense totaled $2,742,000 and represents employee severance resulting from eliminating certain duplicate functions in our Midway and Atari coin-op business units.

        Operating loss was $20,881,000 in fiscal 2000. Fiscal 1999 had operating income of $8,328,000 (2.4% of revenues). The fiscal 2000 operating loss adjusted for unusual charges mentioned above and further described in Note 15 to the financial statements, results in operating income of $4,677,000 (1.4% of revenues). Fiscal 1999 includes unusual charges totaling $13,024,000 from litigation and settlement costs and restructuring expenses net of a credit from a cost overcharge recovery.

        The credit (provision) for income taxes reflects federal, state and foreign income taxes and resulted in an effective rate of 38.5% in fiscal 2000 and 38.0% in fiscal 1999.

        Net loss was $12,041,000, $(.32) per share, in fiscal 2000. Net income was $6,147,000, $.16 per share, in fiscal 1999. Fiscal 2000 net loss includes after tax charges of $16,151,000 or $.43 per share for unusual items. Fiscal 1999 includes after tax net charges of $8,074,000 or $.21 per share for the net unusual items described above. See Note 17 to the financial statements for unusual items.

Impact of Inflation

        During the transition period and the previous three years, the level of inflation affecting Midway has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the market place.

Seasonality

        The home videogame business is highly seasonal and historically has resulted in higher revenues and operating profit in the quarters ended September 30 and December 31 due to customer purchases preceding the year-end retail holiday selling season.

Critical Accounting Policies

Price protection, returns and discounts

        We record an allowance for price protection, returns and discounts at each balance sheet date. We base these allowances on expected trends and estimates. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) expected sell through rates for particular games; (c) expected rates of requests for such credits; (d) specific identification of problem accounts; and (e) exposures with major customers. Changes in these factors could result in variance in the amount of allowance required. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then Midway may incur additional charges. Since these allowances are developed through a charge to net sales, increases in these allowances could reduce net sales to an extent greater than expected.

Deferred tax assets

        Midway has provided a valuation allowance for realization of a portion of the deferred tax assets, resulting primarily from tax loss carry forwards. There is a net deferred tax asset recorded in the Company's records at December 31, 2001. Management assessed whether it is more likely than not that these net deferred tax assets will be realized. Management determined that the recorded amount would likely be realized. The basis for this determination is the expectation of future taxable income in the next three calendar years. In the absence of sufficient taxable income, all or a portion of these assets may not be realized.

Capitalized software development

        Midway evaluates the recoverability of capitalized software development costs on a title-by-title basis. A charge is recorded when management's forecast for a particular game indicates that unamortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated future gross revenues from that game reduced by the estimated future cost of completing and selling the game. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. If revised forecast game sales are less than management's current forecast it is possible the Company could record charges to write-down software development costs previously capitalized.

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

Name and Age	Position(s) with Midway	Term Ends	Committee(s)
Neil D. Nicastro (45)	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer	2004	(1)*
William C. Bartholomay (73)	Director	2004	(1); (2); (3)*
Norman J. Menell (70)	Director	2004
Louis J. Nicastro (73)	Director	2004
Kenneth J. Fedesna (52)	Executive Vice President—Product Development and Director	2003
William E. McKenna (82)	Director	2003	(2)*; (3); (4)
Harvey Reich (72)	Director	2003	(3); (4)*
Ira S. Sheinfeld (64)	Director	2003	(2)
Harold H. Bach, Jr. (69)	Director	2005
Richard D. White (48)	Director	2005	(2)
Gerald O. Sweeney, Jr. (49)	Director	2005
Thomas E. Powell (40)	Executive Vice President—Finance, Treasurer and Chief Financial Officer
Mark Beamont (46)	Senior Vice President—Publishing
Deborah K. Fulton (38)	Senior Vice President, Secretary and General Counsel
David W. Nichols (48)	Senior Vice President—Administration and Operations
Miguel Iribarren (35)	Vice President—Corporate Communications and Strategic Planning

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

        Ira S. Sheinfeld joined our Board in 1996. He has been a member of the law firm of Hogan & Hartson L.L.P. (formerly known as Squadron, Ellenoff, Plesent & Sheinfeld LLP), New York, New York for over five years. He is a director of WMS.

        Harold H. Bach, Jr.    joined our Board in 1996 and served as our Chief Financial Officer and an Executive Vice President from 1996 to September 2001, when he retired. Mr. Bach served as our Senior Vice President—Finance and Chief Financial Officer from 1990 to 1996, and he served as our Treasurer from 1994 to April 2001. Mr. Bach also served as Vice President—Finance, Chief Financial and Chief Accounting Officer of WMS for over five years until September 1999. Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

        Richard D. White joined our Board in 1996. He has been a Managing Director of CIBC Capital Partners, New York, New York, an affiliate of CIBC World Markets Corp. and its predecessor, for over five years. Mr. White is a director of Vestcom International, Inc., a provider of business communications, customer relationship management and retail marketing services.

        Gerald O. Sweeney, Jr.    joined our Board in 1996. He has been a member of the law firm Lord, Bissell & Brook, Chicago, Illinois for over five years.

        Thomas E. Powell joined us as Executive Vice President—Finance and Treasurer in April 2001. On September 28, 2001, he became our Executive Vice President—Finance, Treasurer and Chief Financial Officer. From June 1997 to February 2001, Mr. Powell was employed by Dade Behring, Inc., a manufacturer of medical equipment, serving most recently as Vice President of Corporate Business Development, Strategic Planning. From 1991 to May 1997, he was employed by Frito-Lay, a division of PepsiCo, Inc., ultimately serving as Director of Finance.

        Mark Beaumont has served as our Senior Vice President—Publishing since January 30, 2002. He has served as Senior Vice President—Business Development of our wholly-owned subsidiary, Midway Games West Inc., since January 2000. Mr. Beamount provided marketing and business development consulting services to Midway from March 1999 to January 2000. Prior to joining Midway, from August 1996 to February 1999, Mr. Beaumont was Executive Vice President and General Manager of U.S. Operations for Psygnosis, a division of Sony Corporation of America.

        Deborah K. Fulton has served as our Senior Vice President, Secretary and General Counsel since January 30, 2002. She served us as Vice President, Secretary and General Counsel from May 2000 to January 30, 2002. She was employed by us as Senior Counsel from March 1998 until May 2000 and by WMS as Senior Counsel from 1994 to March 1998. Formerly, she was employed by the law firm of Gardner Carton & Douglas from 1988 until 1994.

        David W. Nichols has served as our Senior Vice President—Administration and Operations since January 30, 2002. He has served as Executive Vice President—Operations of our wholly-owned subsidiary, Midway Home Entertainment Inc., since February 2001. From May 2000 to February 2001, Mr. Nichols served as Vice President—Operations, of Midway Home Entertainment, after serving as that company's Vice President—Administration, from June 1997 to May 2000. Mr. Nichols joined us in 1995 as Controller for Midway Home Entertainment.

        Miguel Iribarren has served as our Vice President, Corporate Communications and Strategic Planning, since February 14, 2002. Prior to joining Midway, Mr. Iribarren was a Vice President, Research for Wedbush Morgan Securities. At Wedbush, where he worked from May 2000 to February 2002, Mr. Iribarren was responsible for research on the interactive entertainment industry. From August 1993 to May 2000, Mr. Iribarren was employed by the Atlantic Richfield Corporation, an oil and gas company, in various finance and planning positions, ultimately serving as Manager, Corporate Finance.

        Section 16(a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during the transition period, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

        The summary compensation table below sets forth the compensation earned during the transition period, and during the fiscal years ended June 30, 2001, 2000 and 1999 by our Chief Executive Officer and our four next most highly compensated executive officers. During fiscal 2000 and 1999, Messrs. Bach and Fedesna provided services to both WMS Industries and us. The table below reflects their compensation in those years for service in all capacities to both WMS and Midway. Compensation paid to these persons in these years was paid by either WMS or Midway and was reimbursed by, or to, us in amounts equal to our allocated cost under an agreement between WMS and us.

SUMMARY COMPENSATION TABLE

	Annual Compensation								Long Term Compensation Awards
Name and Principal Position	Year		Salary($)		Bonus($)		Other		Securities Underlying Options(#)(1)		All Other Compensation($)
Neil D. Nicastro Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer	2001 2001 2000 1999	*	— — 600,000 600,000	(2) (3)	— — — 202,700	(2)	1,027 2,091 1,811 1,679	(4) (4) (4) (4)	— — 450,000 911,850	(3)	83,736 167,868 134,300 131,842	(5) (5) (5) (5)
Harold H. Bach, Jr. Former Executive Vice President—Chief Financial Officer (6)	2001 2001 2000 1999	*	78,750 315,000 315,000 315,000	(6)	— — — —		— — — —		— — 50,000 43,842		— — — —
Kenneth J. Fedesna Executive Vice President— Product Development	2001 2001 2000 1999	*	162,500 325,000 325,000 325,000		— — — —		1,250 2,500 2,500 2,500	(4) (4) (4) (4)	— — 50,000 29,229		— — — —
Thomas E. Powell Executive Vice President—Finance, Treasurer and Chief Financial Officer	2001 2001	*	129,231 46,154	(7)	87,692 —		— —		— 100,000		— —
Deborah K. Fulton Senior Vice President, Secretary and General Counsel	2001 2001 2000 1999	*	90,000 180,000 154,846 141,000		— — 20,000 16,000		— — — —		— — 50,000 1,461		— — — —

*
Six-month transition period

(1)
Grants of Midway stock options in fiscal 1999 were from the 1998 Stock Incentive Plan, which required certain purchases of our common stock by these officers.

(2)
Mr. Nicastro's employment agreement with us permits him to receive advances against estimated bonus payments. Advances were made in the first six months of fiscal 2000 for bonuses accrued that were reversed in the second six months of fiscal 2000 totaling $984,000. Mr. Nicastro will repay these advances out of future compensation that Mr. Nicastro becomes entitled to receive. During the transition period, Mr. Nicastro applied his entire salary of $302,000 to the repayment of these advances. See "Item 13. Certain Relationships and Related Transactions—Other Related Party Transactions."

(3)
On May 4, 2000, our board granted to Mr. Nicastro an option to purchase 300,000 shares of our common stock in lieu of his salary for fiscal 2001, which he has waived. The option expires on June 30, 2005. The exercise price is $7.00 per share.

(4)
Represents life insurance premiums.

(5)
Represents accruals for contractual retirement benefits. See "Employment Agreements" below.

(6)
Mr. Bach resigned as Executive Vice President—Chief Financial Officer effective at the close business on September 28, 2001. Mr. Bach's employment agreement was also terminated as of that date. Separation payments will be made from September 28, 2001 through December 31, 2004 at the rate of $315,000 per year. See description under "Employment Agreements" below. Mr. Bach remains a director of Midway.

(7)
Mr. Powell joined Midway on April 9, 2001.

Stock Options

        During the transition period, we did not grant any options to purchase common stock under our stock option plans to the persons named in the summary compensation table.

        The following table sets forth information with respect to the number and assumed values of options to purchase common stock owned by the executive officers named in the summary compensation table.

AGGREGATED OPTION EXERCISES IN TRANSITION PERIOD
AND TRANSITION PERIOD-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at 12/31/01(#)		Value of Unexercised In-the-Money Options at 12/31/01 ($) (1)
	Shares Acquired on Exercise (#)	Value Realized ($)
Name			Exercisable/	Unexercisable	Exercisable/	Unexercisable
Neil D. Nicastro	—	—	1,891,850/	120,000	8,885,669/	135,900
Harold H. Bach, Jr.	—	—	203,842/	40,000	337,532/	45,300
Kenneth J. Fedesna	—	—	189,229/	40,000	235,095/	45,300
Thomas E. Powell	—	—	0/	100,000	0/	826,000
Deborah K. Fulton	—	—	27,461/	39,000	46,352/	234,390

(1)
Based on the closing price of our common stock on the NYSE on December 28, 2001, which was $15.01 per share.

        We have adopted a 2002 Stock Option Plan, a 2000 Non-Qualified Stock Option Plan, a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan. The plans provide for the granting of stock options to our directors, officers, employees, consultants and advisors. The 1998 Stock Incentive Plan required that participants purchase shares of our common stock at the market price in order to be eligible to receive options. The plans are intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the plans, the Stock Option Committee determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of the options, and the number of shares for which options are granted.

        The option price per share with respect to each option is determined by the Stock Option Committee and generally is not less than 100% of the fair market value of our common stock on the date the option is granted. The Plans each have a term of ten years, unless terminated earlier.

        The following is an additional summary of certain equity compensation plan information as of December 31, 2001:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,983,401	$15.1745	713,807
Equity compensation plans not approved by security holders	2,528,857	$9.4219	596,529
Total	5,512,258	$12.5354	1,310,336

        The 2002 Stock Option Plan, which was approved by our stockholders on January 15, 2002, is not included in the above table. Under that plan, we have no options outstanding, and 2,000,000 options available for grant.

        The average exercise price of outstanding options, at March 19, 2002, was approximately $12.68 per share. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information about options held by officers and directors of Midway.

Compensation of Directors

        We pay a fee of $32,500 per year to each director who is not also our employee. Each director who serves as the chairman of any committee of the Board receives a further fee of $2,500 per year for his services in that capacity and each member of our Audit Committee receives an additional fee of $2,500 per year. None of our directors received stock options during the transition period.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee or our Stock Option Committee is an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed here, except that Mr. Bartholomay, one of the members of our Compensation Committee, is President of Near North National Group, insurance brokers, which we retained to provide insurance services during the transition period and propose to retain for insurance services during the current fiscal year.

Employment Agreements

        We employ Neil D. Nicastro under the terms of an Employment Agreement dated as of July 1, 1996. The agreement was amended on March 5, 1998, November 5, 1999, May 4, 2000 and October 30, 2000. Mr. Nicastro's base salary is $600,000. The agreement provides for bonus compensation in an amount equal to two percent of our pre-tax income. The employment agreement expires October 30, 2004, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. In the October 30, 2000 amendment, Mr. Nicastro converted the form of his retirement and death benefits from cash to Midway common stock. As amended, the employment agreement provides that upon Mr. Nicastro's retirement or death, Midway is required to deliver to Mr. Nicastro or his designee, or if no designation is made, to his estate, on the first day of each month, for a period of ten years, 5,065 shares of our common stock, subject to adjustment pursuant to the terms of the employment agreement. This benefit is payable notwithstanding Mr. Nicastro's termination of employment for any reason.

        The employment agreement provides that Mr. Nicastro shall devote such time to our business and affairs as is reasonably necessary to perform the duties of his position. Mr. Nicastro may continue to serve as a director of and consultant to WMS as he deems appropriate.

        The employment agreement also provides that Mr. Nicastro may participate and receive the benefits of all pension and retirement plans, bonus plans, health, life, hospital, medical and dental insurance, including reimbursement for all medical and dental expenses incurred by him, his spouse and his children under the age of twenty-one, to the extent that these expenses are not otherwise reimbursed by insurance provided by us, and all other employee benefits and perquisites generally made available to our employees. Additionally, we currently provide Mr. Nicastro with $2,000,000 of life insurance coverage in addition to the standard amount provided to our employees.

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

        In any such event, and in the event that we are deemed to have wrongfully terminated Mr. Nicastro's employment agreement under the terms thereof, we are obligated to make a lump sum payment to Mr. Nicastro equal in amount to the sum of:

  •
  the aggregate base salary during the remaining term of his employment agreement, but in no event less than three times the highest base salary payable to him during the one-year period prior to such event;

  •
  the aggregate bonus, assuming that Midway pre-tax income during the remainder of the term of the employment agreement is earned at the highest level achieved in any of the last five full fiscal years prior to such termination; and

  •
  the retirement benefit, assuming the date of termination is his retirement date, otherwise payable under the terms of the employment agreement.

        Additionally, we would be obligated to purchase, at the election of Mr. Nicastro, all stock options held by him with respect to our common stock at a price equal to the spread between the option price and the fair market price of the stock as defined in the agreement. The employment agreement may also be terminated at the election of Mr. Nicastro if individuals who presently constitute the board of directors, or successors approved by board members, cease for any reason to constitute at least a majority of the board. Upon such an event, we may be required to purchase the stock options held by Mr. Nicastro and make payments similar to those described above.

        If any portion of the amount paid to Mr. Nicastro is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then we must pay additional compensation to Mr. Nicastro to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

        Harold H. Bach, Jr. was employed by us under the terms of an employment agreement dated as of May 24, 1999. This agreement provided for salaried compensation at the base rate of $315,000 per year. It also provided for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. We agreed with Mr. Bach to terminate the agreement effective at the close of business on September 28, 2001, with separation payments to be made through December 31, 2004 at the same rate as Mr. Bach's base salary. Mr. Bach's stock options and health and life insurance benefits will remain in force.

        Kenneth J. Fedesna is employed by us under the terms of an employment agreement dated as of June 1, 1999. This agreement provides for salaried compensation at the rate of $325,000 per year, or a greater amount as may be determined by the board of directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement requires that we provide Mr. Fedesna with $400,000 in additional life insurance coverage. The agreement expires on June 30, 2002, subject to automatic extensions so that the term of Mr. Fedesna's employment shall at no time be less than three years. Either party may terminate the agreement effective upon expiration of the term upon written notice from the terminating party to the other party dated and received at least three years prior to the respective termination date. We may terminate the agreement upon 30 days' written notice for cause. Mr. Fedesna may terminate the agreement if:

  •
  he is placed in a position of lesser stature;

  •
  he is assigned duties significantly different from or incompatible with his position;

  •
  his performance requirements or working conditions change; or

  •
  the business facility at which he is required to work is relocated more than 50 miles from our present business location.

        Mr. Fedesna may also terminate the agreement if the individuals who presently constitute the board of directors, or successors approved by these board members, cease for any reason to constitute at least a majority of the board. If this happens, and Mr. Fedesna gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Fedesna's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary. If any portion of the amount paid to Mr. Fedesna is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then we must pay additional compensation to Mr. Fedesna to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

        Thomas E. Powell is employed by us as Executive Vice President—Finance, Treasurer and Chief Financial Officer. His current base annual salary is $300,000. Pursuant to the terms of a letter agreement with Mr. Powell dated March 21, 2001, in the event his employment is terminated by Midway other than for cause, he will receive a severance payment equal to nine month's base salary at the then current rate. In addition, the letter agreement states that Mr. Powell's initial grant of 100,000 stock options will automatically vest upon a change of control of Midway. The letter agreement also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees.

        Deborah K. Fulton is employed by us under the terms of an employment agreement dated as of May 8, 2000. Ms. Fulton's current base annual salary $210,000. Her employment agreement also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement requires that we provide Ms. Fulton with $400,000 in additional life insurance coverage. The agreement expires on May 7, 2002, subject to automatic extensions so that the term of Ms. Fulton's employment shall at no time be less than two years. Either party may terminate the agreement effective upon expiration of the term by written notice dated and received at least two years prior to the termination date. We may also terminate the agreement upon 30 days' written notice for cause. Ms. Fulton may also terminate the agreement if the individuals who presently constitute the board of directors, or successors approved by these board members, cease for any reason to constitute at least a majority of the board. If this happens, and Ms. Fulton gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Ms. Fulton's unvested stock options will immediately vest, and we will be required to pay her a lump sum of two times her base salary. If any portion of the amount paid to Ms. Fulton is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then we must pay additional compensation to Ms. Fulton to the extent necessary to eliminate the economic effect on her of the resulting excise tax.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

        The following table sets forth information as of March 19, 2002, except as otherwise noted in the footnotes, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Common Stock (1)
Sumner M. Redstone and National Amusements, Inc. 200 Elm Street Dedham, MA 02026	11,442,336 (2)	26.2%
Mellon Financial Corporation, et al. One Mellon Center Pittsburgh, PA 15258	4,772,023 (3)	10.9%
Smithfield Fiduciary LLC, et al c/o Highbridge Capital Management 9 West 57th Street, 27th Floor New York, NY 10019	4,541,556 (4)	9.4%
Neil D. Nicastro c/o Midway Games Inc. 2704 West Roscoe Street Chicago, IL 60618	3,110,082 (5)	6.8%
Peconic Fund, Ltd., et al c/o Ramius Capital Group, L.L.C. 666 Third Avenue, 26th Floor New York, NY 10017	2,424,934 (6)	5.3%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 43,675,686 shares outstanding on March 19, 2002.

(2)
Based upon a Form 4 filed with the SEC by Sumner M. Redstone on December 10, 2001. Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported direct and indirect beneficial ownership of 7,319,565 and 4,122,771 shares, respectively, of our common stock. As a result of his stock ownership in National Amusements, Inc., Mr. Redstone is deemed the beneficial owner of the shares of common stock owned by National Amusements, Inc.

(3)
Based upon Schedule 13G Amendment No. 3 filed with the SEC on February 8, 2002 by Mellon Financial Corporation, as the parent company of The Boston Company, Inc. and The Boston Company, Asset Management, LLC in their various fiduciary capacities. The filer reported beneficial ownership of 4,772,023 sole voting power over 4,182,023 shares, shared voting power over 451,000 shares, sole dispositive power over 4,533,248 shares and shared dispositive power over 238,775 shares.

(4)
Represents 3,416,556 shares of common stock underlying convertible preferred stock and 1,125,000 shares of common stock underlying warrants. Highbridge Capital Management, LLC ("HCM") is the trading manager of Smithfield Fiduciary LLC and consequently has voting control and investment discretion over securities held by Smithfield. Glenn Dubin and Henry Swieca control HCM. HCM, Glenn Dubin and Henry Swieca disclaim beneficial ownership of the shares held by Smithfield.

(5)
Represents 273,324 shares of common stock underlying convertible preferred stock, 50,000 shares of common stock underlying warrants, 2,011,850 shares of common stock underlying stock options and 774,908 shares of common stock owned outright.

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

Security Ownership of Management

        The following table sets forth, as of March 19, 2002, information about the beneficial ownership of our common stock by each of our directors and the executive officers and by all of our directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Common Stock (1)
Harold H. Bach, Jr.	285,130	(2)	*
William C. Bartholomay	105,370	(3)	*
Mark Beaumont	11,250	(4)	*
Kenneth J. Fedesna	271,435	(5)	*
Deborah K. Fulton	43,631	(6)	*
Miguel Iribarren	—		*
William E. McKenna	60,711	(3)	*
Norman J. Menell	77,506	(3)	*
Louis J. Nicastro	75,547	(3)	*
Neil D. Nicastro	3,110,082	(7)	6.8%
David W. Nichols	54,352	(8)	*
Thomas E. Powell	35,500	(9)	*
Harvey Reich	76,277	(3)	*
Ira S. Sheinfeld	81,801	(3)	*
Gerald O. Sweeney, Jr.	60,000	(3)	*
Richard D. White	60,000	(3)	*
Directors and Executive Officers as a group (16 persons)	4,408,592	(10)	9.4%

*
Less than 1%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 43,675,686 shares outstanding on March 19, 2002.

(2)
Includes 238,842 shares of common stock underlying stock options.

(3)
Includes 60,000 shares of common stock underlying stock options.

(4)
Includes 11,250 shares of common stock underlying stock options.

(5)
Includes 219,229 shares of common stock underlying stock options.

(6)
Includes 42,461 shares of common stock underlying stock options.

(7)
Represents 273,324 shares of common stock underlying convertible preferred stock, 50,000 shares of common stock underlying warrants, 2,011,850 shares of common stock underlying stock options and 774,908 shares of common stock owned outright. Does not include an aggregate of 607,846 shares of our common stock issuable to Mr. Nicastro in monthly installments over the 10 years following his retirement or death, pursuant to the terms of his employment agreement. See "Item 11. Executive Compensation—Employment Agreements" above.

(8)
Includes 51,133 shares of common stock underlying stock options.

(9)
Includes 35,000 shares of common stock underlying stock options.

(10)
Includes an aggregate of 3,089,765 shares of common stock underlying stock options, 273,324 shares of common stock underlying convertible preferred stock, and 50,000 shares of common stock underlying warrants.

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

        In August 2001, we entered into a lease of WMS's building at 2704 Roscoe Street in Chicago, Illinois, into which we have moved our executive offices. The lease term is five years, and we may renew the lease for two successive terms of three years each. Under the lease, we pay $7.25 per square foot per year. We occupy approximately 28,500 square feet.

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

        Tax Separation Agreement.    Until April 1998, we were a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes. Therefore, we are jointly and severally liable for any federal tax liability of the WMS group for the period that we were part of the WMS group. The agreement sets forth the parties' respective liabilities for federal, state and local taxes as well as other agreements regarding the separation of Midway and its subsidiaries from WMS. The agreement governs, among other things:

  •
  the filing of tax returns with federal, state and local authorities;

  •
  the carryover of any tax benefits of Midway;

  •
  the treatment of the deduction attributable to the exercise of stock options to purchase WMS common stock which are held by employees or former employees of Midway and any other similar compensation related tax deductions;

  •
  the treatment of specified net operating loss carrybacks;

  •
  the treatment of audit adjustments; and

  •
  procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries.

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

        We also have the following agreements with WMS:

        Tax Sharing Agreement.    This agreement is dated July 1, 1996 and remains in effect, except to the extent described in the Tax Separation Agreement referred to above. Under this agreement, WMS and we have agreed upon a method for:

  •
  determining the amount that we must pay to WMS in respect of federal income taxes;

  •
  compensating any member of the WMS Group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS Group tax liability as determined under the federal consolidated return regulations; and

  •
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

Other Related Party Transactions

        Under his employment agreement with us, Neil D. Nicastro received $984,000 of advances for a bonus accrued in the first six months of fiscal 2000 and later reversed. During the transition period, Mr. Nicastro repaid $302,000 of the advances through deductions from his salary. The remaining amount will be repaid, without interest, out of future compensation to which Mr. Nicastro becomes entitled.

        Mr. Ira S. Sheinfeld, a member of our Board of Directors, is a member of the law firm of Hogan & Hartson L.L.P. (formerly known as Squadron, Ellenoff, Plesent & Sheinfeld LLP), which we retain to provide tax services.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)	Financial Statements. See "Index to Financial Information" on page F-1.
	(2)	Financial Statement Schedule. See "Index to Financial Information" on page F-1.
	(3)	Exhibits.
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the "S-1 Registration Statement").
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998 (the "8-A Registration Statement").
3.3	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 22, 2001 (the "5/22/01 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
10.1	Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated herein by reference to the S-1 Registration Statement.
10.2	Patent License Agreement dated as of July 1, 1996 between the Registrant, Williams Electronics Games, Inc. and WMS Gaming Inc., incorporated herein by reference to the S-1 Registration Statement.
10.3	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.4	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.
10.5	Form of Indemnity Agreement authorized to be entered into between the Registrant and each officer and director of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.6	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10.7	Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment Agreement with Midway, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").
10.8	Confidentiality and Non-Competition Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.

10.9	Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.10	Third Parties Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.11	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.12	Tax Indemnification Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.13	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.14	1999 Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.15	Amended and Restated Employment Agreement dated as of May 24, 1999 between Harold H. Bach, Jr. and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
10.16	Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the 1999 10-K.
10.17	Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.18	Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").
10.19	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.20	Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2000 10-K.
10.21	Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.22	First Amendment dated as of November 14, 2000 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.
10.23	Security Agreement dated as of November 24, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "3/31/01 10-Q").
10.24	Second Amendment dated as of April 30, 2001 to Credit Agreement dated as of September 20, 2000 and First Amendment dated as of April 30, 2001 to Security Agreement dated as of November 24, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 3/31/01 10-Q.

10.25	Securities Purchase Agreement, dated as of May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.26	Registration Rights Agreement, dated May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.27	Form of Warrants to purchase common stock of the Registrant, issued to certain investors, incorporated herein by reference to the 5/22/01 8-K.
10.28	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the 5/22/01 8-K.
10.29	Employment Agreement dated as of May 8, 2000 between Deborah K. Fulton and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K").
10.30	Net Lease dated as of August 1, 2001 by and between Williams Electronics Games, Inc. and Midway Amusement Games, LLC, incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "WMS 2001 10-K").
10.31	Third Amendment dated as of August 15, 2001 to Credit Agreement dated as of September 20, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2001 10-K.
10.32	Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc., incorporated herein by reference to the WMS 2001 10-K.
10.33	Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS 2001 10-K.
10.34	Letter Agreement dated as of September 26, 2001 between the Registrant and Harold H. Bach, Jr. regarding Mr. Bach's Amended and Restated Employment Agreement, incorporated herein by reference to the 2001 10-K.
10.35	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.36	2002 Stock Option Plan, incorporated herein by reference to the Registrant's definitive proxy statement filed on December 5, 2001.
10.37	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
  (b)
  Reports on Form 8-K:

      (1) Current Report on Form 8-K filed October 25, 2001, reporting under Items 5 and 7.

      (2) Current Report on Form 8-K filed November 15, 2001, reporting under Items 5 and 7.

      (3) Current Report on Form 8-K filed November 28, 2001, reporting under Items 5 and 7.

      (4) Current Report on Form 8-K filed December 20, 2001, reporting under Items 5 and 7.

      (5) Current Report on Form 8-K filed December 27, 2001, reporting under Items 5 and 7.

      (6) Current Report on Form 8-K filed February 26, 2002, reporting under Items 5 and 7.

MIDWAY GAMES INC.

INDEX TO FINANCIAL INFORMATION

Page No.
Financial Statements and Financial Statement Schedule
Report of independent auditors	F-2
Consolidated Balance Sheets at December 31, 2001, June 30, 2001 and June 30, 2000	F-3
Consolidated Statements of Operations for the six-months ended December 31, 2001 and 2000 and the years ended June 30, 2001, 2000 and 1999	F-4
Consolidated Statements of Changes in Stockholders' Equity for the six-months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the six-months ended December 31, 2001 and 2000 and the years ended June 30, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule II—Valuation and Qualifying Accounts for the six-months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999	F-21

        All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midway Games Inc.

        We have audited the accompanying consolidated balance sheets of Midway Games Inc. and subsidiaries as of December 31, 2001, June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six-months ended December 31, 2001 and for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at December 31, 2001, June 30, 2001 and 2000 and the consolidated results of their operations and cash flows for the six months ended December 31, 2001 and for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2002

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2001	June 30, 2001	June 30, 2000
Assets
Current assets:
Cash and cash equivalents	$86,882	$40,330	$34,093
Short-term investments	41,000	21,000	—
Receivables, less allowances of $7,241, $8,354 and $5,855 at December 31, 2001, June 30, 2001, and June 30, 2000, respectively	23,572	14,321	25,398
Income tax receivable	863	860	21,255
Inventories
Raw materials and work in progress	462	372	7,907
Finished goods	1,741	1,616	19,621

	2,203	1,988	27,528
Capitalized product development costs	17,664	5,342	6,674
Deferred income taxes	—	2,655	5,250
Other current assets	2,819	2,437	3,295

Total current assets	175,003	88,933	123,493
Capitalized product development costs	2,309	1,100	1,550
Property and equipment, net	19,559	19,678	18,031
Excess of purchase cost over amount assigned to net assets acquired, net	33,464	33,464	37,385
Deferred income taxes	13,720	8,688	—
Other assets	2,350	4,356	6,116

Total assets	$246,405	$156,219	$186,575

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,462	$5,497	$8,959
Accrued compensation and related benefits	3,493	5,110	5,519
Deferred income taxes	2,377	—	—
Accrued royalties	3,752	1,205	5,080
Other accrued liabilities	13,034	5,715	4,942

Total current liabilities	28,118	17,527	24,500
Deferred income taxes	—	—	1,720
Other noncurrent liabilities	1,755	6,197	—
Redeemable convertible preferred stock, Series B, $.01 par value, 5,512.5 shares authorized and designated, 5,512.5 shares issued at December 31, 2001 redeemable at $55,125 and 4,200 shares issued at June 30, 2001, redeemable at $42,000	35,949	20,667	—
Stockholders' equity:
Preferred stock, $.01 par value, shares authorized and undesignated 4,994,487.5 at December 31, 2001 and June 30, 2001 and 5,000,000 at June 30, 2000	—	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, shares issued 44,852,406 at December 31, 2001, 39,022,138 at June 30, 2001 and 38,886,303 at June 30, 2000	448	390	389
Additional paid-in capital	197,999	118,886	98,061
Retained earnings	(1,617)	8,788	78,123
Translation adjustment	(144)	(133)	(115)
Treasury stock, at cost, 1,178,500 shares	(16,103)	(16,103)	(16,103)

Total stockholders' equity	180,583	111,828	160,355

Total liabilities and stockholder's equity	$246,405	$156,219	$186,575

See notes to financial statements.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Six-Months Ended December 31,		Years Ended June 30,
	2001	2000	2001	2000	1999
		unaudited
Revenues
Home video	$68,113	$89,440	$117,328	$229,691	$217,890
Coin-operated video	3,942	34,830	50,880	104,174	133,905

Total revenues	72,055	124,270	168,208	333,865	351,795
Cost of sales
Home video—product costs and distribution	23,472	41,664	55,775	100,685	99,083
Home video—royalties and product development	12,672	15,258	22,814	33,637	26,957

Home video—total cost of sales	36,144	56,922	78,589	134,322	126,040
Coin-operated video	729	26,476	43,214	73,004	89,528

Total cost of sales	36,873	83,398	121,803	207,326	215,568

Gross profit	35,182	40,872	46,405	126,539	136,227
Research and development expense	12,807	31,008	61,607	67,694	52,427
Selling and marketing expense	19,154	20,896	32,487	56,725	43,264
Administrative expense	9,988	10,792	23,828	22,004	18,441
Restructuring expense	180	—	6,846	997	2,742
Litigation and settlement expense	—	—	—	—	11,025

Operating income (loss)	(6,947)	(21,824)	(78,363)	(20,881)	8,328
Interest income and other expense, net	1,100	1,085	2,107	1,301	1,586

Income (loss) before tax	(5,847)	(20,739)	(76,256)	(19,580)	9,914
(Provision) credit for income taxes	—	7,777	7,777	7,539	(3,767)

Net income (loss)	(5,847)	(12,962)	(68,479)	(12,041)	6,147
Preferred stock dividends:
Cash	1,043	—	184	—	—
Imputed	3,515	—	672	—	—

Earnings (loss) applicable to common stock	$(10,405)	$(12,962)	$(69,335)	$(12,041)	$6,147

Basic and diluted earnings (loss) per share of common stock	$(0.27)	$(0.34)	$(1.84)	$(0.32)	$0.16

Average number of shares outstanding	38,413	37,711	37,719	37,869	37,597

See notes to financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

	Common Stock
	Number of shares	Par Value	Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment	Treasury Stock At Cost	Total Stockholders' Equity
Balance at June 30, 1998	38,500	$385	$98,488	$84,017	$—	$(6,241)	$176,649
Net income				6,147			6,147
Purchase of treasury stock (999,800 shares)						(13,030)	(13,030)
Sale of common stock	250	3	1,807				1,810
Treasury shares sold pursuant to employee incentive plan (750,000 shares)			(3,888)			9,888	6,000

Balance at June 30, 1999	38,750	388	96,407	90,164	—	(9,383)	177,576
Net loss				(12,041)			(12,041)
Translation adjustment					(115)		(115)

Comprehensive loss							(12,156)
Purchase of treasury stock (465,500 shares)						(6,720)	(6,720)
Exercise of common stock options	136	1	1,124				1,125
Stock option expense			156				156
Tax benefit from exercise of common stock options			374				374

Balance at June 30, 2000	38,886	389	98,061	78,123	(115)	(16,103)	160,355
Net loss				(68,479)			(68,479)
Translation adjustment					(18)		(18)

Comprehensive loss							(68,497)
Exercise of common stock options	136	1	1,085				1,086
Stock option expense			335				335
Dividend on series B preferred stock
Cash				(184)			(184)
Imputed				(672)			(672)
Proceeds from sale of Series B preferred stock allocated to warrants, purchase option and beneficial conversion			19,405				19,405

Balance at June 30, 2001	39,022	390	118,886	8,788	(133)	(16,103)	111,828
Net loss				(5,847)			(5,847)
Translation adjustment					(11)		(11)

Comprehensive loss							(5,858)
Exercise of common stock options	655	6	5,421				5,427
Stock option expense			208				208
Sale of common stock	5,175	52	72,826				72,878
Dividend on series B preferred stock
Cash				(1,043)			(1,043)
Imputed				(3,515)			(3,515)
Proceeds from sale of Series B preferred stock allocated to warrants			658				658

Balance at December 31, 2001	44,852	$448	$197,999	$(1,617)	$(144)	$(16,103)	$180,583

See notes to financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Six-Months Ended December 31,		Years Ended June 30,
	2001	2000	2001	2000	1999
		unaudited
OPERATING ACTIVITIES
Net income (loss)	$(5,847)	$(12,962)	$(68,479)	$(12,041)	$6,147
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	2,909	4,839	9,730	9,705	10,840
Receivables provision	5,529	7,750	11,387	24,854	12,668
Deferred income taxes	—	(7,777)	(7,777)	1,109	(4,107)
Stock option expense	208	59	335	156	—
Loss on disposal of fixed assets	—	—	2,887	—	—
Tax benefit from exercise of common stock options	—	—	—	374	—
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(14,795)	(23,668)	(308)	(4,182)	27,286
Inventories	(206)	12,856	25,515	4,445	(8,999)
Capitalized software	(13,531)	3,117	1,782	9	(1,256)
Other current assets	(469)	171	690	(506)	106
Accounts payable and accruals	2,768	1,918	(6,881)	(12,852)	(4,130)
Income taxes	—	20,294	20,339	(13,788)	(9,852)
Other assets and liabilities not reflected elsewhere	2,502	40	8,169	2,060	(4,861)

Net cash (used) provided by operating activities	(20,932)	6,637	(2,611)	(657)	23,842
INVESTING ACTIVITIES
Purchase of property and equipment	(2,782)	(7,210)	(10,444)	(11,273)	(5,212)
Net change in short-term investments	(20,000)	—	(21,000)	—	12,000

Net cash (used) provided by investing activities	(22,782)	(7,210)	(31,444)	(11,273)	6,788
FINANCING ACTIVITIES
Cash received on exercise of common stock options	5,427	23	1,086	1,125	—
Net proceeds from sale of common stock	72,878	—	—	—	7,810
Net proceeds from sale of Series B preferred stock and warrants	12,425	—	39,400	—	—
Cash dividend on preferred stock	(481)	—	(184)	—	—
Purchase of treasury stock	—	—	—	(6,720)	(13,030)

Net cash provided (used) by financing activities	90,249	23	40,302	(5,595)	(5,220)

Effect of exchange rate changes on cash	17	(23)	(10)	72	—

Increase (decrease) in cash and cash equivalents	46,552	(573)	6,237	(17,453)	25,410
Cash and cash equivalents at beginning of period	40,330	34,093	34,093	51,546	26,136

Cash and cash equivalents at end of period	$86,882	$33,520	$40,330	$34,093	$51,546

See notes to financial statements.

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF BUSINESS

        Midway Games Inc. ("Midway") and its subsidiaries (the "Company") operate in one operating segment, the publishing, licensing and distribution of home videogames (the "Videogame Business"). The operations of the coin-operated videogame portion of the business were discontinued in June 2001, see Note 13. Home videogames are sold to mass merchants, video rental retailers, and entertainment software distributors. Prior to July 1, 1999, the Company participated in home videogame markets outside North America through licensing and distribution agreements with third parties, but in fiscal 2000 it began selling its home videogames on a worldwide basis. Consumers buy or rent the home videogames to use on game systems made by Nintendo, Sony, Sega and Microsoft. All references below to the six-months ended December 31, 2000 are unaudited.

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

Excess of Purchase Cost Over Amount Assigned to Net Assets Acquired (Goodwill)

        Goodwill of $33,464,000, $33,464,000 and $37,385,000 at December 31, 2001, June 30, 2001 and June 30, 2000, respectively (net of accumulated amortization of $20,536,000, $20,536,000 and $16,615,000 at December 31, 2001, June 30, 2001 and June 30, 2000, respectively) arising from prior year acquisitions was amortized prior to July 1, 2001 using the straight-line method over 15 to 20 years. See Note 3 for change in amortization.

Long-Lived Assets

        The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Intellectual Properties Licenses

        Nonrefundable guaranteed amounts are recognized as revenue when the license agreements are signed and the Company fulfills its obligation, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenue as earned. License and royalty revenues primarily from coin-operated videogame activities for the six-months ended December 31, 2001 and December 31, 2000 were $1,400,000 and $173,000, respectively. License and royalty revenues primarily from home videogame activities for the years ended June 30, 2001, 2000 and 1999 were $427,000, $2,569,000 and $4,116,000, respectively.

Consolidation Policy

        The consolidated financial statements include the accounts of Midway and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Home and Coin-operated Videogame Revenues

        Home and coin-operated videogame revenues are recorded when title passes based on delivery terms established with our customers. An allowance for home videogame returns, discounts, and price adjustments is also recorded based upon management's evaluation of historical experience as well as current industry trends.

Advertising Expense and Distribution Costs

        The cost of advertising is charged to earnings as incurred and for the six-months ended December 31, 2001 and December 31, 2000 and for the years ended June 30, 2001, 2000 and 1999 was $12,284,000, $11,980,000, $15,755,000, $33,420,000 and $23,743,000, respectively. Distribution costs, including shipping and handling costs, are included in cost of sales.

Sales to Customers Located Outside the United States and Sales to Major Customers

        Sales to customers located outside the United States were $11,876,000, $17,016,000, $25,530,000, $45,365,000 and $35,582,000 for the six-months ended December 31, 2001 and December 31, 2000 and the years ended June 30, 2001, 2000 and 1999, respectively. Sales of home videogames to one mass merchant during the six-months ended December 31, 2001 were $8,271,000. Sales of home videogames to two mass merchants during the six-months ended December 31, 2000 were $15,498,000 and $15,085,000; during the year ended June 30, 2001 were $18,630,000 and $17,127,000; during the year ended June 30, 2000 were $37,665,000 and $31,654,000 and during the year ended June 30, 1999 were $40,548,000 and $37,008,000.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3: CHANGE OF FISCAL YEAR AND CHANGE IN GOODWILL ACCOUNTING

        The Company announced in May 2001 that it changed its fiscal year end from June 30 to December 31. To accomplish the change, the Company is issuing these audited financial statements for the six-months ended December 31, 2001.

        In June 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. However early adoption was permitted. Accordingly Midway adopted the new rules beginning July 1, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements.

        Application of the non-amortization provisions of the Statements results in a decrease in amortization expense of $1,961,000 for the six-months ending December 31, 2001 and is expected to result in a decrease in amortization expense of $3,922,000 for the year ended December 31, 2002.

During the six-months ending December 31, 2001, the Company performed the first of the required impairment tests of goodwill as of July 1, 2001. This test did not result in a charge.

        Comparative information regarding earnings (loss) applicable to common stock and earnings (loss) per share excluding the effects of goodwill amortization is as follows:

	Six-Months Ended December 31,		Years Ended June 30,
	2001	2000	2001	2000	1999
	(in thousands, except per share amounts)
Reported earnings (loss) applicable to common stock	$(10,405)	$(12,962)	$(69,335)	$(12,041)	$6,147
Add back: Goodwill amortization (net of tax)	—	1,233	3,194	2,467	2,467

Adjusted earnings (loss) applicable to common stock	$(10,405)	$(11,729)	$(66,141)	$(9,574)	$8,614

Basic and diluted earnings (loss) per share:
Reported earnings (loss) per share of common stock	$(0.27)	$(0.34)	$(1.84)	$(0.32)	$0.16
Add back: Goodwill amortization (net of tax)	—	0.03	0.08	0.07	0.07

Adjusted earnings (loss) per share of common stock	$(0.27)	$(0.31)	$(1.76)	$(0.25)	$0.23

NOTE 4: RECEIVABLE FROM OFFICER

        At December 31, 2001, June 30, 2001 and June 30, 2000, Midway had a receivable of $682,000, $984,000 and $984,000, respectively, from its chief executive officer. Pursuant to his employment contract, $984,000 of advances were made to him for a bonus accrued during the first six-months of the year ended June 30, 2000. The accrued bonus was reversed in the second six-months of the year ended June 30, 2000. The receivable is expected to be extinguished from reductions in future salary and bonus payments. During the six-months ended December 31, 2001, the chief executive officer repaid $302,000 of the advances through deductions from his salary.

NOTE 5: PROPERTY AND EQUIPMENT

        Net property and equipment were:

	December 31, 2001	June 30, 2001	June 30, 2000
	(in thousands)
Land	$1,401	$1,401	$1,401
Leasehold improvements	5,520	5,058	4,601
Furniture, fixtures and engineering equipment	36,556	34,781	31,218

	43,477	41,240	37,220
Less accumulated depreciation	(23,918)	(21,562)	(19,189)

Net property and equipment	$19,559	$19,678	$18,031

NOTE 6: INCOME TAXES

        For the six months ended December 31, 2001 and for the year ended June 30, 2001, Midway is required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting primarily from tax loss carryforwards incurred subsequent to December 31, 2000. For the six months ended December 31, 2001 and for the year ended June 30, 2001 the valuation allowance increased net loss per share by $.04 and $.54, respectively. Midway will be required to provide a valuation allowance in future periods should a loss occur. Management expects the valuation allowance to be reversed into income in future periods after Midway returns to profitability.

        Significant components of the provision (credit) for income tax for the six-months ended December 31, 2001 and December 31, 2000 and for the years ended June 30 were:

	Six-Months Ended December 31, 2001	Six-Months Ended December 31, 2000	2001	2000	1999
	(in thousands)
Current:
Federal	$—	$—	$—	$(8,510)	$6,903
State	—	—	—	(707)	971
Foreign	—	—	—	195	—

Total current	—	—	—	(9,022)	7,874
Deferred:
Federal	(2,114)	(7,028)	(26,354)	1,168	(3,383)
State	591	(556)	(1,156)	(59)	(724)
Foreign	(88)	(193)	(538)	—	—

Total deferred	(1,611)	(7,777)	(28,048)	1,109	(4,107)
Valuation allowance	1,611	—	20,271	—	—
Provision for tax benefits resulting from stock options	—	—	—	374	—

Provision (credit) for income taxes	$—	$(7,777)	$(7,777)	$(7,539)	$3,767

        Consolidated pre-tax loss includes pre-tax (loss) income from foreign operations of $(308,000), $(1,276,000), $(1,759,000) and $628,000 for the six-months ended December 31, 2001 and December 31, 2000 and for the years ended June 30, 2001 and 2000, respectively.

        The income tax provision (credit) differs from the amount computed using the statutory federal income tax rate for the six-months ended December 31, 2001 and December 31, 2000 and the for the years ended June 30 as follows:

	Six-Months Ended December 31, 2001	Six-Months Ended December 31, 2000	2001	2000	1999
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal benefit	6.6	(1.7)	(1.0)	(2.4)	1.6
Valuation allowance	27.6	—	26.6	—	—
Other, net	0.8	(0.8)	(0.8)	(1.1)	1.4

	—	(37.5)%	(10.2)%	(38.5)%	38.0%

        Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and June 30, 2001 and 2000 were:

	December 31, 2001	June 30, 2001	June 30, 2000
	(in thousands)
Deferred tax assets resulting from:
Tax loss carryforward	$40,868	$28,127	$2,979
AMT	376	376	376
Inventory valuation	944	2,788	1,474
Accrued items not currently deductible	1,549	1,689	1,355
Receivable allowance	2,563	3,322	1,884

Gross deferred tax assets	46,300	36,302	8,068

Deferred tax liabilities resulting from:
Tax over book depreciation	1,389	1,491	1,189
Book over tax basis of domestic subsidiary	2,234	2,397	2,560
Capitalized software	7,630	—	—
Other	317	800	789

Gross deferred tax liabilities	11,570	4,688	4,538

Valuation allowance	(23,387)	(20,271)	—

Net deferred tax assets	$11,343	$11,343	$3,530

        During the six-months ended December 31, 2001 and 2000 and the year ended June 30, 2001 no income taxes were paid. During the years ended June 30, 2000 and 1999 income taxes paid were $4,654,000 and $17,726,000, respectively. At December 31, 2001, June 30, 2001 and June 30, 2000 Midway had a net operating loss carryforward of $114,000,000, $78,600,000 and $7,976,000, respectively, for federal income tax purposes which expire from 2019 to 2021. The net operating loss carryforward at December 31, 2001 and June 30, 2001 includes $5,214,000 and $1,025,000, respectively, relating to deductions allowed for employee stock options. The employee stock option deductions resulted in a gross deferred tax asset of $1,880,000. Midway has provided an allowance of $1,880,000 against that deferred tax asset which will be credited to additional paid in capital upon utilization of the net operating loss carryforward.

NOTE 7: LINE OF CREDIT

        During the six-months ended December 31, 2001 and the year ended June 30, 2001 the Company maintained a line of credit for up to $55,000,000, which provided for borrowings and letters of credit. In August 2001, the Company modified the existing line of credit. The revolving credit agreement extends to March 2003 and provides availability of $15,000,000 to June 30, 2002, $40,000,000 thereafter to January 31, 2003 and then $15,000,000 to maturity. It also requires that from March 1 of each fiscal year during the term of this agreement, commencing March 1, 2002, and for a period of ninety consecutive days thereafter the amount of all revolving loans be zero and the amount of the outstanding letters of credit that are not cash collateralized be less than or equal to $10,000,000 for periods prior to August 15, 2001 and $7,000,000 for periods after August 15, 2001. The agreement requires, among other things, that the Company maintain a minimum level of stockholders' equity and a specified ratio of accounts receivable to outstanding borrowings under the line of credit and prohibits the payment of dividends on common stock. Substantially all the assets of the Company are pledged as collateral under the credit agreement.

        No borrowings were outstanding under the credit line at December 31, 2001, June 30, 2001 and June 30, 2000. Letters of credit outstanding were $154,000, $266,000 and $106,000 at December 31, 2001, June 30, 2001 and June 30, 2000, respectively.

NOTE 8: CAPITALIZED PRODUCT DEVELOPMENT COSTS

        Midway's capitalized product development costs principally consist of software development costs for videogames that will be sold to consumers through retailers. Midway's videogames are played on home consoles and handheld devices marketed by unrelated third parties. During the year ended June 30, 2001 Midway began redirecting much of its product development resources from coin-operated to home videogame products. As of June 30, 2001 Midway completely exited the coin-operated videogame market and redirected all remaining product development resources to home videogame software products.

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

        Midway evaluates the recoverability of capitalized software development costs on a title-by-title basis. Capitalized software is amortized based on the ratio of revenue recorded in the period to projected total revenues. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. Midway capitalized $21,490,000, $4,992,000, $9,569,000, $13,101,000 and $7,287,000 of software development costs for the six-months ended December 31, 2001 and December 31, 2000 and for the years ended June 30, 2001, June 30, 2000 and June 30, 1999, respectively. Amortization of software development costs was $7,959,000, $8,109,000, $11,351,000, $13,110,000 and $6,031,000 for the six-months ended December 31, 2001 and December 31, 2000 and for the years ended June 30, 2001, June 30, 2000 and June 30, 1999, respectively.

NOTE 9: REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

        The 4,200 shares of Series B preferred stock has a stated value of $10,000 per share and provides for a dividend of 4%, payable quarterly in cash or additional Series B preferred stock at Midway's option. This Series B preferred stock has a mandatory redemption date of November 22, 2003 at the stated value of $42,000,000 plus any accrued and unpaid dividends. The initial Series B preferred stock is convertible into Midway's common stock at $9.33 per common share. The conversion price of $9.33 may be adjusted on May 21, 2002 if conversion has not previously occurred. The new conversion price will be the average of the closing bid price of the Company's common stock for the period May 22, 2001 to May 20, 2002 subject to a floor of $4.24 and a cap of $11.45.

        The option to purchase additional Series B preferred stock extended for one year for an additional 1,312.5 Series B preferred shares at $10,000 per share. In August 2001, the option was exercised by all the investors and Midway issued the additional Series B preferred stock and received proceeds of $12,425,000, net of cash issuance cost. The additional Series B preferred shares have similar provisions, including those relating to conversion and redemption, as the initial Series B preferred shares except that the conversion price is $10.60 and is not subject to adjustment.

        Three-year warrants to purchase 1,050,000 shares of Midway's common stock at an exercise price of $9.33 per share were issued to the purchasers of Series B preferred stock in the May 2001 sale. Five-year warrants to purchase 555,161 shares of Midway's common stock at an exercise price of $9.33 per share, and 123,821 shares of Midway's common stock at an exercise price of $10.60 per share were issued to the private placement agent. The Series B preferred stock provides for a 4% dividend, payable quarterly.

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

        The determination of the amount included in the June 30, 2001 and December 31, 2001 consolidated balance sheet for redeemable convertible preferred stock is as follows (in thousands):

May 2001 Issuance of Series B preferred stock
Proceeds from sale	$42,000
Cash issuance cost	(2,600)

39,400
Amounts allocated to (included in additional paid-in capital):
Warrants issued to private placement agent	(3,162)
Warrants issued to investors	(4,294)
Option to purchase additional preferred shares	(2,496)
Beneficial conversion rate	(9,453)

(19,405)

Amount allocated to preferred stock	19,995
Imputed dividend charged to retained earnings	672

Amount in June 30, 2001 consolidated balance sheet	20,667
August 2001 Issuance of Series B preferred stock
Proceeds from sale	13,125
Cash issuance costs	(700)
Warrants issued to private placement agent (included in additional paid-in capital):	(658)

Amount allocated to preferred stock	11,767
Imputed dividend charged to retained earnings	3,515

Amount in December 31, 2001 consolidated balance sheet	$35,949

        The difference of $23,363,000 between the $55,125,000 redemption value and the initially recorded amount of the Series B preferred stock issuance will be recorded as an imputed dividend on the Series B preferred stock each quarter until the redemption date and charged to retained earnings.

NOTE 10: EARNINGS (LOSS) PER SHARE OF COMMON STOCK

        The calculation of loss per share for the six-months ended December 31, 2001 and the year ended June 30, 2001 did not include the effect of the Company's redeemable convertible preferred stock, warrants, or stock options because to do so would have been antidilutive. The calculation of loss per share for the six-months ended December 31, 2000 and the year ended June 30, 2000 did not include the effect of the Company's stock options, because to do so would be antidilutive. The calculation of earnings per share for the year ended June 30, 1999 did not include the effect of stock options because average market price of the common stock was lower than the exercise prices. Additional information on the potential dilutive securities can be found in Notes 9 and 11.

NOTE 11: PREFERRED STOCK AND COMMON STOCK OPTION PLANS

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

        Under the common stock option plans the Company may grant both incentive stock options and nonqualified options on shares of common stock through the year 2012. The plans authorized option grants on 7,750,000 shares of common stock to employees and under certain conditions to non-employee directors and consultants. The Stock Option Committee of the Board of Directors has the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years. At December 31, 2001, 6,822,594 shares of common stock were reserved for possible issuance for stock option plans and 12,852,010 shares of common stock were reserved for the possible conversion of Series B preferred stock and possible exercise of warrants.

        A summary of the status of the Company's stock option plans for the three years ended June 30, 2001 and the six-months ended December 31, 2001 was as follows:

	Shares (000)	Weighted Average Exercise Price
Outstanding at June 30, 1998	2,285	$19.27
Granted	2,513	8.43
Forfeited	(40)	20.00

Outstanding at June 30, 1999	4,758	13.54
Granted	1,906	11.78
Exercised	(136)	8.25
Forfeited	(227)	17.11

Outstanding at June 30, 2000	6,301	12.99
Granted	1,174	6.79
Exercised	(136)	8.00
Forfeited	(900)	11.54

Outstanding at June 30, 2001	6,439	12.17
Granted	61	16.49
Exercised	(655)	8.28
Forfeited	(333)	14.32

Outstanding at December 31, 2001	5,512	12.54

        The following summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding (000)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$6.50-$8.625	2,365	7.3	$7.39
10.625-15.5625	1,313	7.8	12.71
16.50-23.125	1,834	5.4	19.05

6.50-23.125	5,512	6.8	12.54

        At December 31, 2001 options for 3,994,000 shares were exercisable at a weighted average exercise price of $13.42 with a range of $6.50 to $23.125. At June 30, 2001, 2000 and 1999 options for 4,428,000, 4,075,000 and 1,334,000 shares, respectively, were exercisable at an average exercise price of $13.20, $13.12 and $19.39 per share, respectively. At December 31, 2001, 1,310,000 shares were available for future grants under the plans.

        The Company accounts for stock options for purposes of determining net income (loss) in accordance with APB Opinion No. 25. In the six-months ended December 31, 2001 and December 31, 2000 and the years ended June 30, 2001, 2000 and 1999 an expense of $208,000, $59,000, $335,000, $156,000 and $0, respectively, was recognized in conjunction with the stock option plans.

        SFAS No. 123 regarding stock option plans permits the use of APB Opinion No. 25 but requires the inclusion of certain pro forma disclosures in the footnotes. Pro forma earnings (loss) applicable to common stock for the six-months ended December 31, 2001 and December 31, 2000 and the years ended June 30, 2001, 2000 and 1999 adjusted for the expense provision of SFAS No. 123 was $(13,313,000), $(15,682,000), $(75,308,000), $(21,183,000), and $564,000, respectively, or $(.35), $(.42), $(2.00), $(.56), and $.02, respectively, per share of common stock.

        For pro forma calculations, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the six-months ended December 31, 2001 and December 31, 2000 and the years ended June 30, 2001, 2000 and 1999, respectively: dividend yield of 0% for all periods; expected volatility of .70 for all periods; risk free interest rate of 4.54%, 5.04%, 5.65%, 6.15% and 5.95% and expected life of the option of 6 years for all periods.

        During the six-months ended December 31, 2001 and December 31, 2000 and the years ended June 30, 2001, 2000 and 1999 options granted with an exercise price equal to the market price of the stock had a weighted average pro forma fair market value using the Black-Scholes assumptions noted above of $10.88, $7.01, $5.70, $7.93 and $5.68 per share, respectively. During the year ended June 30, 2001 options granted with an exercise price lower than the then market price of the stock had a weighted average exercise price of $6.50 and a weighted average fair market value using the Black-Scholes assumptions of $5.66. During the year ended June 30, 2001 options granted in which the exercise price equaled the then market value of the stock had a weighted average exercise price of $7.96.

NOTE 12: CONCENTRATION OF CREDIT AND MARKET RISK AND FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

        Financial instruments which potentially subject the Company to concentrations of credit and market risk consist primarily of cash equivalents, short-term investments and trade accounts receivable from the sale of games. By policy, the Company places its cash equivalents and short-term investments only in high credit quality securities and limits the amounts invested in any one security. At December 31, 2001, June 30, 2001 and June 30, 2000, 5%, 32% and 53%, respectively, of trade accounts receivable are from sales of coin-operated videogames to the Company's distributors located primarily throughout the United States and Western Europe and, because of the number and geographic distribution, concentration is limited. Sales outside the United States of home videogames are in several currencies and foreign currency transaction gain was $71,000 for the six-months ended December 31, 2001 and foreign currency loss was $40,000, $117,000, $598,000 and $0 for the six-months ended December 31, 2000 and the years ended June 30, 2001, 2000 and 1999, respectively. At times during the fiscal year accounts receivable from certain major home videogame customers represent a significant amount of the accounts receivable then outstanding.

        Cash equivalents of $3,238,000, $13,132,000 and $26,011,000 at December 31, 2001, June 30, 2001 and 2000, respectively, and short-term investments of $41,000,000, $21,000,000 and $0 at December 31, 2001, June 30, 2001 and 2000, respectively, which are designated available-for-sale, are recorded at cost which is equal to market and considered by management to be the fair value of these financial instruments.

NOTE 13: RESTRUCTURING EXPENSE AND EXIT FROM COIN-OPERATED VIDEOGAME BUSINESS

        During the six-months ended December 31, 2001, the Company recorded a net reversal of restructuring charges totaling $880,000 ($0.02 per share) that were recorded in the year ended June 30, 2001. The net reversal is comprised of a reduction of cost of sales of $1,260,000, an increase of administrative expense of $200,000 and an increase of restructuring expense of $180,000. During the six-months ended December 31, 2000, the Company incurred no restructuring expense.

        During the year ended June 30, 2001, the Company incurred restructuring charges of $12,527,000 ($.33 per share with no tax credit) relating to the downsizing and the subsequent exiting from the coin-operated videogame business. The charge included severance of $2,049,000 for 109 people, inventory write-downs of $4,189,000, account receivable provision of $965,000, equipment and capitalized software disposal of $3,070,000, lease and long term commitments of $1,037,000 and administrative clean-up activities and other of $1,217,000. The restructuring charges were included in the consolidated statement of income as follows: coin-operated video cost of sales—$4,716,000, administrative expense—$965,000 and restructuring expense—$6,846,000. The severance accrual is included in the consolidated balance sheet in the caption accrued compensation and related benefits. At June 30, 2001, 70 of the 109 employees were terminated. At December 31, 2001 all 109 employees were terminated.

        As a result of the June 2001 exiting from the coin-operated videogame business, the revenues and cost of sales shown in the consolidated statement of operations will not continue and the potential restructuring savings are expected to be: research and development expense of approximately $7,500,000 and administrative and selling and marketing expense of approximately $6,000,000. Since March 2001 substantially all the videogame design employees that developed coin-operated videogames have been redirected to the development of home videogames. Accordingly, research and development expense, administration and sales and marketing expense may not decrease, to the extent of the estimated potential restructuring savings, in future periods as the next generation home videogame business expands.

        During the year ended June 30, 2000 the Company incurred $997,000 of restructuring expense ($618,000, $.02 per share, after tax) for severance of 84 employees in coin-operated videogames sales and administration and in product development. There were no adjustments to the fiscal 2000 accrual.

        During the year ended June 30, 1999 the Company incurred $2,742,000 of restructuring expense ($1,700,000, $.05 per share, after tax) for severance of 53 employees and other costs. The restructuring reduced redundancies in sales, marketing, product development and administration in the Midway and Atari coin-operated business units. There were no adjustments to the fiscal 1999 accrual.

NOTE 14: COMMITMENTS

        The Company leases certain warehouses, office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at December 31, 2001 as follows:

(in thousands)
2002	$3,478
2003	2,696
2004	2,208
2005	912
2006	114

9,408
Less sublease income	2,956

$6,452

        Rent expense for six-months ended December 31, 2001 and December 31, 2000 and the years ended June 30, 2001, 2000 and 1999 was $2,006,000, $1,827,000, $3,676,000, $2,686,000 and $2,281,000, respectively, and was offset by sublease income of $444,000, $429,000, $725,000, $703,000 and $702,000, respectively. Aggregate future gross lease commitments of approximately $5,667,000 were guaranteed, prior to the acquisition of Atari Games, and continue to be guaranteed by its former parent company.

        The Company enters into license agreements for the use of intellectual property in specific videogames or for a period of time. Certain of these agreements provide for advance payments or guarantee minimum payments of royalties. Future annual minimum payments due under the agreements for 2002, 2003 and 2004 were $4,058,000, $3,385,000 and $910,000, respectively. The payments are expected to be recovered from the sale of videogames using the license each year.

NOTE 15: LITIGATION SETTLEMENT

        GT Interactive Software Corp. (GT Interactive), on January 25, 1999, filed suit against the Company for various claims arising from the distribution agreements between GT Interactive and the Company. The Company subsequently terminated GT Interactive as a distributor and initiated several counter claims. The settlement of all litigation and disputes required a payment of $8,500,000 to GT Interactive which was accrued at June 30, 1999 and paid in the year ended June 30, 2000. In addition, the Company incurred $2,525,000 of professional and legal expense relating to this litigation. The total litigation and settlement costs in the year ended June 30, 1999 were $11,025,000 ($6,836,000 or $.18 per share, after-tax). This settlement allowed the Company to sell its home videogames directly into international markets beginning in fiscal 2000.

NOTE 16: SUBSEQUENT EVENT

        During the quarter ended March 31, 2002, the Company announced that it will close the administrative facility in Corsicana, Texas and consolidate operations with administrative facilities located in Chicago, IL and Milpitas, CA. In conjunction with this facility closing, the Company expects to incur one-time charges of approximately $2,500,000 to $3,500,000.

NOTE 17: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial information for the six-months ended December 31, 2001, the year ended June 30, 2001 and the year ended June 30, 2000 are as follows:

	Sept. 30, 2001(1)(2)(5)	Dec. 31, 2001(1)(3)(4)(5)
	(In thousands, except per share amounts)
QUARTERS ENDED:
Revenues	$28,335	$43,720
Gross profit	13,558	21,624
Research and development expense	5,888	6,919
(Loss) applicable to common stock	(7,680)	(2,725)
Basic and diluted (loss) per share	$(.20)	$(.07)
Shares used in calculations	37,858	38,968

(1)
Reflects elimination of $981,000 amortization of goodwill from adoption of Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets".

(2)
Includes a one-time charge for executive retirement benefits of $1,050,000.

(3)
Includes a provision to increase allowance for doubtful accounts by $883,000 related to a major retailer seeking protection under bankruptcy laws.

(4)
Includes a net reversal of restructuring charges totaling $880,000 ($0.02 per share) that was recorded in the year ended June 30, 2001.

(5)
Does not include an income tax credit of $2,078,000, $0.06 per share, in the September 30, 2001 quarter, and income tax of $467,000, $0.01 per share in the December 31, 2001 quarter, that under accounting interpretations the Company is required to exclude for periods after December 31, 2000.

	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001(2)(4)	June 30, 2001(3)(4)
	(In thousands, except per share amounts)
FISCAL 2001 QUARTERS(1)
Revenues	$47,275	$76,995	$23,723	$20,215
Gross profit (loss)	13,374	27,498	(57)	5,590
Research and development expense	16,501	14,507	14,867	15,732
(Loss) applicable to common stock	(9,951)	(3,011)	(25,852)	(30,521)
Basic and diluted (loss) per share	$(.26)	$(.08)	$(.69)	$(.81)
Shares used in calculations	37,711	37,711	37,719	37,734

(1)
Fiscal year 2001 amounts have been reclassified to reflect current period presentation.

(2)
The March 31, 2001 quarter includes a restructuring charge of $3,639,000 or $.10 per share with no tax benefit for the further downsizing of the coin-operated videogame business.

(3)
The June 30, 2001 quarter includes a restructuring charge for exiting the coin-operated videogame business of $8,888,000 or $.23 per share with no tax benefit.

(4)
See Note 6. The loss would have decreased by $7,860,000 or $0.21 per share in the March 31, 2001 quarter and $7,835,000 or $0.21 per share in the June 30, 2001 quarter if the tax credit was recorded for the operating loss after excluding restructuring charges.

	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000(2)
	(In thousands, except per share amounts)
FISCAL 2000 QUARTERS(1)
Revenues	$106,602	$147,594	$54,945	$24,724
Gross profit (loss)	50,367	68,755	15,623	(8,206)
Research and development expense	14,105	15,003	15,770	22,816
Net income (loss)	11,347	18,828	(11,481)	(30,735)
Net income (loss) per share
Basic	$.30	$.50	$(.30)	$(.82)
Diluted	.29	.48	—	—
Shares used in calculations
Basic	37,944	37,987	37,783	37,708
Diluted	38,776	39,487	—	—

(1)
Fiscal year 2000 amounts have been reclassified to reflect current period presentation.

(2)
The June 30, 2000 quarter includes unusual charges that total $25,979,000 ($16,151,000 after tax or $.43 per share) for nonrecurring items related to market conditions and realization of asset valuations. Revenues were reduced by $7,175,000 for a provision for abnormal retail price support, cost of sales increased by $8,935,000 for finished goods inventory write downs, research and development expense increased by $5,598,000 for home videogames where development was discontinued or in excess or realizable value, selling expense includes a charge of $2,853,000 for accelerated amortization of the PC distribution agreement, restructuring costs of $997,000 were accrued and other expense includes $421,000 for the write down of certain investments.

MIDWAY GAMES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Six-Months Ended December 31, 2001 and Years Ended June 30, 2001, 2000 and 1999

	COLUMN A	COLUMN B	COLUMN C ADDITIONS		COLUMN D	COLUMN E
Period	Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Amounts Written Off	Balance at End of Period
Six-Months Ended
December 31, 2001	Allowance for receivables	$2,755,000	$1,003,000	$—	$1,773,000	$1,985,000
	Allowance for price protection, returns and discounts:	5,599,000	4,526,000	—	4,869,000	5,256,000

	Total	$8,354,000	$5,529,000	$0	$6,642,000	$7,241,000
Year Ended
June 30, 2001	Allowance for receivables	$821,000	$2,494,000	$—	$560,000	$2,755,000
	Allowance for price protection, returns and discounts	5,034,000	9,680,000	—	9,115,000	5,599,000

	Total	$5,855,000	$12,174,000	$0	$9,675,000	$8,354,000
Year Ended
June 30, 2000	Allowance for receivables	$1,138,000	$1,726,000	$—	$2,043,000	$821,000
	Allowance for price protection, returns and discounts	3,816,000	23,128,000	—	21,910,000	5,034,000

	Total	$4,954,000	$24,854,000	$0	$23,953,000	$5,855,000
Year Ended
June 30, 1999	Allowance for receivables	$1,316,000	$306,000	$—	$484,000	$1,138,000
	Allowance for price protection, returns and discounts	5,701,000	12,362,000	—	14,247,000	3,816,000

	Total	$7,017,000	$12,668,000	$0	$14,731,000	$4,954,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2002.

MIDWAY GAMES INC.
By:	/s/ NEIL D. NICASTRO Neil D. Nicastro Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ NEIL D. NICASTRO Neil D. Nicastro	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer) and Director	March 27, 2002
/s/ THOMAS E. POWELL Thomas E. Powell	Executive Vice President— Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 27, 2002
/s/ KENNETH J. FEDESNA Kenneth J. Fedesna	Executive Vice President—Product Development and Director	March 27, 2002
/s/ LOUIS J. NICASTRO Louis J. Nicastro	Director	March 27, 2002
/s/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Director	March 27, 2002
/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	March 27, 2002

/s/ WILLIAM E. MCKENNA William E. McKenna	Director	March 27, 2002
/s/ NORMAN J. MENELL Norman J. Menell	Director	March 27, 2002
/s/ HARVEY REICH Harvey Reich	Director	March 27, 2002
/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	March 27, 2002
/s/ RICHARD D. WHITE Richard D. White	Director	March 27, 2002
/s/ GERALD O. SWEENEY, JR. Gerald O. Sweeney, Jr.	Director	March 27, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the "S-1 Registration Statement").
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998 (the "8-A Registration Statement").
3.3	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 22, 2001 (the "5/22/01 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
10.1	Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated herein by reference to the S-1 Registration Statement.
10.2	Patent License Agreement dated as of July 1, 1996 between the Registrant, Williams Electronics Games, Inc. and WMS Gaming Inc., incorporated herein by reference to the S-1 Registration Statement.
10.3	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.4	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.
10.5	Form of Indemnity Agreement authorized to be entered into between the Registrant and each officer and director of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.6	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10.7	Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment Agreement with Midway, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").
10.8	Confidentiality and Non-Competition Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.9	Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.10	Third Parties Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.11	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.12	Tax Indemnification Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.

10.13	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.14	1999 Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.15	Amended and Restated Employment Agreement dated as of May 24, 1999 between Harold H. Bach, Jr. and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
10.16	Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the 1999 10-K.
10.17	Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.18	Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").
10.19	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.20	Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2000 10-K.
10.21	Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.22	First Amendment dated as of November 14, 2000 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.
10.23	Security Agreement dated as of November 24, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "3/31/01 10-Q").
10.24	Second Amendment dated as of April 30, 2001 to Credit Agreement dated as of September 20, 2000 and First Amendment dated as of April 30, 2001 to Security Agreement dated as of November 24, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 3/31/01 10-Q.
10.25	Securities Purchase Agreement, dated as of May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.26	Registration Rights Agreement, dated May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.27	Form of Warrants to purchase common stock of the Registrant, issued to certain investors, incorporated herein by reference to the 5/22/01 8-K.
10.28	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the 5/22/01 8-K.
10.29	Employment Agreement dated as of May 8, 2000 between Deborah K. Fulton and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K").

10.30	Net Lease dated as of August 1, 2001 by and between Williams Electronics Games, Inc. and Midway Amusement Games, LLC, incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "WMS 2001 10-K").
10.31	Third Amendment dated as of August 15, 2001 to Credit Agreement dated as of September 20, 2000 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2001 10-K.
10.32	Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc., incorporated herein by reference to the WMS 2001 10-K.
10.33	Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS 2001 10-K.
10.34	Letter Agreement dated as of September 26, 2001 between the Registrant and Harold H. Bach, Jr. regarding Mr. Bach's Amended and Restated Employment Agreement, incorporated herein by reference to the 2001 10-K.
10.35	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.36	2002 Stock Option Plan, incorporated herein by reference to the Registrant's definitive proxy statement filed on December 5, 2001.
10.37	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.

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
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
AGGREGATED OPTION EXERCISES IN TRANSITION PERIOD AND TRANSITION PERIOD-END OPTION VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
INDEX TO FINANCIAL INFORMATION
REPORT OF INDEPENDENT AUDITORS
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Changes in Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Six-Months Ended December 31, 2001 and Years Ended June 30, 2001, 2000 and 1999
SIGNATURES
EXHIBIT INDEX