Form 10-Q
period 2002-03-31
MIDWAY GAMES INC
filed 2002-05-14
CIK 1022080

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

Commission file number 001-12367

MIDWAY GAMES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2906244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2704 W. Roscoe Street, Chicago, IL	60618
(Address of Principal Executive Offices)	(Zip Code)

(773) 961-2222
Registrant’s telephone number, including area code

Indicate by ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      ☒      NO     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,701,936 shares of common stock, $.01 par value, were outstanding at May 9, 2002 excluding 1,178,500 shares held as treasury shares.

MIDWAY GAMES INC.

Part I - Financial Information

Item 1 - Financial Statements

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues
Home video	$30,265	$12,138
Coin-operated video	742	11,585
Total revenues	31,007	23,723

Cost of sales
Home video — product costs and distribution	10,258	6,117
Home video — royalties and product development	8,060	3,944
Home video — total cost of sales	18,318	10,061
Coin-operated video	434	12,376
Total cost of sales	18,752	22,437
Gross profit	12,255	1,286

Research and development expense	5,535	14,867
Selling and marketing expense	6,115	5,943
Administrative expense	6,284	5,530
Restructuring expense	1,210	1,343
Operating loss	(6,889)	(26,397)

Interest income and other expense, net	480	545
Loss before income taxes	(6,409)	(25,852)
Income taxes	–	–
Net loss	(6,409)	(25,852)
Preferred stock dividends:
Cash	531	–
Imputed	1,993	–
Loss applicable to common stock	$(8,933)	$(25,852)

Basic and diluted loss per share of common stock	$(0.20)	$(0.69)
Average number of shares outstanding	43,677	37,719

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$72,827	$86,882
Short-term investments	36,000	41,000
Receivables, less allowances of $6,127 and $7,241	26,633	23,572
Income tax receivable	10,963	863
Inventories, at lower of cost (FIFO) or market:
Raw materials and work in progress	–	462
Finished goods	3,118	1,741
	3,118	2,203
Capitalized product development costs	28,047	17,664
Other current assets	5,752	2,819
Total current assets	183,340	175,003

Capitalized product development costs	2,618	2,309

Property and equipment	44,804	43,477
Less: accumulated depreciation	(26,613)	(23,918)
	18,191	19,559

Excess of purchase cost over amount assigned to net assets acquired	33,464	33,464
Deferred income taxes	8,612	13,720
Other assets	2,069	2,350
	$248,294	$246,405

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,600	$5,462
Accrued compensation and related benefits	5,705	3,493
Deferred income taxes	7,369	2,377
Accrued royalties	4,967	3,752
Other accrued liabilities	13,044	13,034
Total current liabilities	36,685	28,118

Other noncurrent liabilities	1,624	1,755

Redeemable convertible preferred stock, Series B, $.01 par value, 5,512.5 shares authorized and designated, 5,512.5 shares issued and redeemable at $55,125	37,942	35,949

Stockholders’ equity:
Preferred stock, $.01 par value, 4,994,487.5 shares authorized and undesignated	–	–

Common stock, $.01 par value, 100,000,000 shares authorized, shares issued: 44,875,014 at March 31, 2002 and 44,852,406 at December 31, 2001	449	448
Additional paid-in capital	198,387	197,999
Accumulated deficit	(10,550)	(1,617)
Translation adjustment	(140)	(144)
Treasury stock, at cost, 1,178,500 shares	(16,103)	(16,103)
Total stockholders’ equity	172,043	180,583
	$248,294	$246,405

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
Operating activities:
Net loss	$(6,409)	$(25,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,493	2,275
Receivables provision	1,715	932
Loss on disposal of equipment	205	–
Stock option expense	199	87
Increase (decrease) resulting from changes in operating assets and liabilities	(15,506)	27,044
Net cash provided by (used in) operating activities	(17,303)	4,486

Investing activities:
Purchase of property and equipment	(1,332)	(1,860)
Net change in short-term investments	5,000	–
Net cash provided by (used in) investing activities	3,668	(1,860)

Financing activities:
Cash received on exercise of common stock options	190	65
Cash dividend on preferred stock	(562)	–
Net cash provided by (used in) financing activities	(372)	65

Effect of exchange rate changes on cash	(48)	14

Increase (decrease) in cash and cash equivalents	(14,055)	2,705
Cash and cash equivalents at beginning of period	86,882	33,520
Cash and cash equivalents at end of period	$72,827	$36,225

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Due to the seasonality of Midway’s business, operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. See footnote on change of fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Midway Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.

2.

Earnings Per Share

Stock options were outstanding for 6,135,162 and 6,816,814 shares of common stock at March 31, 2002 and March 31, 2001, respectively. Warrants were outstanding to purchase 1,728,982 shares of common stock at March 31, 2002. Redeemable preferred stock convertible into 5,739,815 shares of common stock was outstanding at March 31, 2002. The calculation of loss per share for the three months ended March 31, 2002 did not include the effect of either the stock options, warrants or convertible preferred stock because to do so would have been antidilutive. The calculation of loss per share for the three months ended March 31, 2001 did not include the effect of stock options because to do so would have been antidilutive. Accordingly, the weighted average common shares outstanding for the three months ended March 31, 2002 and 2001 were used in their respective calculations of earnings per share.

3.	Change of Fiscal Year
Midway has changed its fiscal year end from June 30 to December 31. A Transition Report on Form 10-K was filed for the six-month transition period ended December 31, 2001.

4.	Reclassification of prior year balances
Certain prior period balances have been reclassified to conform to current period presentation.

5.	Goodwill

Beginning on July 1, 2001 Midway adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Accordingly, the three months ended March 31, 2002 does not include amortization of goodwill. The three months ended March 31, 2001 includes amortization of goodwill of $981,000. The Company performed the required impairment tests of goodwill as of January 1, 2002.  This test did not result in a charge.

Comparative information regarding loss applicable to common stock and loss per share excluding the effects of goodwill amortization is as follows:

	Three months ended March 31,
	2002	2001
	(in thousands, except per share amounts)

Reported loss applicable to common stock	$(8,933)	$(25,852)
Add back: Goodwill amortization	–	981
Adjusted loss applicable to common stock	$(8,933)	$(24,871)

Basic and diluted loss per share:
Reported loss per share of common stock	$(0.20)	$(0.69)
Add back: Goodwill amortization	–	0.03
Adjusted loss per share of common stock	$(0.20)	$(0.66)

6.                                       Capitalized product development costs

Midway’s capitalized product development costs principally consist of software development costs for videogames that will be sold to consumers through retailers. Midway’s videogames are played on home consoles and handheld devices marketed by unrelated third parties. During the year ended June 30, 2001 Midway began redirecting much of its product development resources from coin-operated to home videogame products. As of June 30, 2001 Midway completely exited the coin-operated videogame market and redirected all remaining product development resources to home videogame software products.

Midway accounts for software development in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by Midway when incurred and are included in research and development expense. Once a software product has reached technological feasibility, then all subsequent software development costs are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to Midway.

The videogames that Midway is currently developing are for the new generation of platforms and generally have a significant level of costs being incurred after technological feasibility has been established. This is due to establishment of technological feasibility earlier in the development cycle and the longer development time needed for the new generation of videogames.

Midway evaluates the recoverability of capitalized software development costs on a title-by-title basis. Capitalized software is amortized based on the ratio of revenue recorded in the period to projected total revenues. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. Midway capitalized $15,656,000 and $2,194,000 of software development costs for the three months ended March 31, 2002 and March 31, 2001, respectively. Amortization of capitalized software development costs was $4,964,000 and $2,798,000 for the three months ended March 31, 2002 and March 31, 2001, respectively.

7.                                       Redeemable Convertible Preferred Stock and Warrants

The amount included in the balance sheet at March 31, 2002 was calculated as follows (In thousands):

Series B preferred stock
Amount included in the consolidated balance sheet at December 31, 2001	$35,949
Imputed dividend charged to retained earnings	1,993
Amount included in the consolidated balance sheet at March 31, 2002	$37,942

The difference between the redemption amount and the carrying amount will be recorded as an imputed dividend on the Series B preferred stock each quarter until the November 22, 2003 redemption date and charged to retained earnings. In the event of conversion of Series B preferred stock to Midway’s common stock the remaining difference between the redemption amount and the carrying amount relating to the converted Series B preferred stock at time of conversion will be recorded as an imputed preferred stock dividend and charged to retained earnings at that time.

8.	Income Taxes

Midway is required under certain accounting interpretations to provide a valuation allowance for deferred tax assets resulting primarily from tax loss carry forwards incurred after December 31, 2000.  This valuation allowance increased in the three months ended March 31, 2002 by $2,263,000.  Midway will be able to recognize the credit from loss carry forwards in future profitable periods.

9.	Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires the Company to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss for the three months ended March 31, 2002 and 2001 amounted to $6,405,000 and $25,849,000 respectively.

10.	Restructuring

During the three months ended March 31, 2002, the Company incurred restructuring charges of $1,210,000 related to the closing of the administrative facility in Corsicana, Texas.  The administrative operations will be consolidated with the existing administrative facilities located in Chicago, Illinois and Milpitas, California.  The provision included severance of $799,000 for 28 employees, a provision for lease and long term commitments and other expenses of $206,000, and a provision for certain leasehold and furniture equipment disposals of $205,000.  The severance accrual is included in the consolidated balance sheet in the accrued compensation and related benefits line item. At March 31, 2002, none of the 28 employees were terminated.

During March 2001, the Company downsized the coin-operated videogame business and recorded a charge of $3,639,000 in the three months ended March 31, 2001.  The provision included severance of $922,000 for 60 employees and a provision of $421,000 for certain equipment disposals.  The total of these items, $1,343,000 appears in the consolidated income statement on the restructuring line item.  In addition, the provision included a charge for excess inventory of $2,296,000.  This appears in the consolidated income statement in the cost of sales coin-operated video line item.

11.	Receivable from Officer

At March 31, 2002, Midway has a receivable of $534,000 from its chief executive officer. Pursuant to his employment contract, $984,000 of advances were made to him for bonus accrued during the first six-months of the year ended June 30, 2000. The accrued bonus was reversed in the last six-months of the year ended June 30, 2000. The receivable is expected to be extinguished from reductions in future salary and bonus payments. During the three months ended March 31, 2002, the chief executive officer repaid $148,000 of the advances through reductions from his salary.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below contains “forward–looking statements,” within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar expressions.  Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties.  These risks and uncertainties include the financial strength of the amusement games industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers and other risks more fully described under “Item 1. Business — Risk Factors.” in our current Transition Report on Form 10-K.

Midway has changed its fiscal year from a fiscal year ending on June 30 to a fiscal year ending on December 31.  A Transition Report on Form 10-K was filed for the six-month transition period ended December 31, 2001.  The following discusses the financial condition and results of operations for the first quarter ended March 31, 2002 for the 2002 fiscal year.

Financial Condition and Liquidity

During the three months ended March 31, 2002, cash used in operating, investing and financing activities was $14,055,000 compared with cash provided of  $2,705,000 in the comparable three months ended March 31, 2001.

Cash used in operating activities before changes in operating assets and liabilities was $1,797,000 for the three months ended March 31, 2002 compared to cash used of $22,558,000 for the three months ended March 31, 2001.  Although a loss of $6,409,000 was incurred in the three months ended March 31, 2002, the cash impact was partially offset by the add back of depreciation and an increase in the receivables provision.  The cash used in the three months ended March 31, 2001 was primarily due to the net loss in that period.

The changes in the operating assets and liabilities, as shown in the condensed consolidated statements of cash flows, resulted in a cash outflow of $15,506,000 for the three months ended March 31, 2002 compared to cash provided of $27,044,000 for the three months ended March 31, 2001.  The cash outflow from changes in operating assets and liabilities for the three months ended March 31, 2002 was primarily due to an increase in capitalized software development costs and an increase in receivables due to the release of new video game products in the month of March 2002.  The cash inflow for the comparable three months ended March 31, 2001 was primarily due to the reduction of accounts receivable.

Cash provided by investing activities for the three months ended March 31, 2002 included $1,332,000 for the purchase of property and equipment offset by a $5,000,000 net decrease in short-term investments.  Cash used in investing activities for the comparable three month period ended March 31, 2001 included $1,860,000 for the purchase of property and equipment.

Cash used in financing activities for the three months ended March 31, 2002 was $372,000 and was the result of the payment of preferred stock dividends of $562,000 and cash received from the exercise of stock options of $190,000. Cash provided by financing activities for the comparable three months ended March 31, 2001 consisted of $65,000 from the exercise of stock options.

The home videogame business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year.  In addition, one platform manufacturer that manufactures home videogames for Midway requires letters of credit for the full purchase price at the time a purchase order is accepted.  The amount of these letters of credit is discussed below.

Midway has established a line of credit that provides for borrowings and letters of credit with a $15,000,000 availability until June 30, 2002, $40,000,000 thereafter until January 31, 2003 and then $15,000,000 until the March 2003 maturity. It also requires that from March 1 of each fiscal year during the term of this agreement, commencing March 1, 2002, and for a period of ninety consecutive days thereafter the amount of all revolving loans be zero and the amount of the outstanding letters of credit that are not cash collateralized be less than or equal to $7,000,000.  The agreement requires, among other things, that Midway maintains a minimum level of stockholders’ equity and a specified ratio of accounts receivable to amounts outstanding under the line of credit and prohibits the payment of dividends on common stock.  Substantially all the assets of Midway are pledged as collateral under the credit agreement. There were no borrowings under the credit line, and no letters of credit were outstanding, at March 31, 2002 and 2001, respectively.

Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories, accounts receivable and commitments required in the operation of the business and Midway’s other presently anticipated needs for the next twelve months.

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

Midway exited the coin-operated videogame business in the quarter ended June 30, 2001.  Accordingly, revenue and cost of sales of the coin-operated business for the three months ended March 31, 2002 were not significant.  The only expenses currently being incurred by the coin-operated business relate to the sale of assets and exploring licensing opportunities for intellectual properties.  Expenses related to the coin-operated business were not significant to any of the reported line items for the three months ended March 31, 2002.

Home videogame revenues increased 149% to $30,265,000 for the three months ended March 31, 2002 compared to $12,138,000 for the three months ended March 31, 2001.  The increase is primarily due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation 128-bit consoles including Sony’s PlayStation 2, Nintendo’s GameCube and Microsoft’s Xbox.  The three months ended March 31, 2002 primarily consisted of new generation console game sales as compared to the comparable prior period that consisted primarily of 32 and 64-bit console game sales.  Because it takes on average 18 to 24 months to develop a title for a new generation console, Midway is not expected to experience the full benefit of this strategy until later in 2002.

During the three months ended March 31, 2002 Midway released 6 titles for the new generation platforms: NFL Blitz

20-02 for the Playstation 2; NFL Blitz 20-02, SpyHunter and Gauntlet Dark Legacy for the GameCube; NFL Blitz 20-02 and SpyHunter for the Xbox.

Home videogame gross profit increased $9,870,000 from $2,077,000 (17.1% of related revenues) for the three months ended March 31, 2001 to $11,947,000 (39.5% of related revenues) for the three months ended March 31, 2002.   The increase in gross profit in the three months ended March 31, 2002 as compared with the prior year’s comparable period was due to the new titles released on next generation platforms.  The revenues for the three months ended March 31, 2002 were primarily comprised of videogames for the new platforms.  The revenues for the three months ended March 31, 2001 were primarily comprised of videogames for legacy platforms, which required significant discounting of sales price and had higher unit cost cartridge technology.  This discounting of previously released titles in the prior year’s quarter was due to pricing pressures from the platform transition previously mentioned.

Research and development expense decreased $9,332,000 from $14,867,000 for the three months ended March 31, 2001 to $5,535,000 for the three months ended March 31, 2002. The decrease is primarily due to the increased amount of product development costs capitalized on new generation games and our exit from the coin-operated business.  Product development costs of $15,656,000 and $2,194,000 were capitalized for the three months ended March 31, 2002 and March 31, 2001, respectively. The increase in capitalized software development costs is due to more software development projects that have reached the point of technological feasibility.  At that point, all related development costs subsequent to the establishment of technological feasibility are capitalized.  The development activity and expenditures for home videogames has increased.  This increased development activity represents investments for future revenue to be generated from video games for the new generation platforms.

Selling and marketing expense increased $172,000 from $5,943,000 for the three months ended March 31, 2001 to $6,115,000 for the three months ended March 31, 2002. The three months ended March 31, 2001 includes $974,000 of marketing and selling expense related to the coin-operated business.  The increase in selling and marketing expense related to the home video business was primarily due to a higher level of advertising to support the launch of new home videogame titles on new platforms released for the three months ended March 31, 2002.

Administrative expense increased $754,000 from $5,530,000 for the three months ended March 31, 2001 to $6,284,000 for the three months ended March 31, 2002. The three months ended March 31, 2001 included $981,000 of goodwill amortization of which none was recorded for the three months ended March 31, 2002 pursuant to the adoption of Statement of Financial Accounting Standards No. 142.  See Note 5 to the financial statements.  The increase in administrative expense for the three months ended March 31, 2002 is due to incentive plan costs and other charges related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California.

Restructuring expense for the three months ended March 31, 2002 of $1,210,000 is related to the closing of administrative facilities located in Corsicana, Texas.  For the three months ended March 31, 2001 a charge of $3,639,000 was recorded related to the downsizing of the coin-operated videogame business and consisted of severance, excess inventory and disposal of certain equipment.  Of the total, $1,343,000 was recorded as a restructuring expense in operations and $2,296,000 was recorded in cost of goods sold.  See Note 10 to the financial statements.

Operating loss for the three months ended March 31, 2002 was $6,889,000 compared with an operating loss of $26,397,000 for the three months ended March 31, 2001.  The decrease in the operating loss is primarily due to increased revenues from the release of titles on next generation platforms, increased level of software development costs capitalized and the exit from the coin-operated videogame business.

Midway provided no benefit for income taxes related to the loss for the three months ended March 31, 2002.  Midway was required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset subsequent to December 31, 2000.  This valuation allowance on the deferred tax asset generated primarily from operating losses will be included in income in future periods in which Midway returns to profitability.  Midway’s operating loss for the period resulted in increasing net operating loss carryforwards, which can be used to offset future taxable income.  In addition, Midway recorded a tax receivable of $10,100,000 based on a net operating loss carryback claim filed with the IRS.  The tax refund is the result of tax legislation enacted in March 2002 that now allows companies to carryback 2001 net operating losses five years where they could previously be carried back two years.  Correspondingly, the deferred tax assets decreased in the three months ended March 31, 2002 by $10,100,000 due to the realization of the net operating losses used in the carryback claim.

Loss applicable to common stock was $8,933,000, or $0.20 per share, for the three months ended March 31, 2002 compared with $25,852,000, or $0.69 per share, for the three months ended March 31, 2001. Loss applicable to common stock for the three months ended March 31, 2002 was increased by a $531,000 cash dividend and a $1,993,000 imputed dividend on our Series B preferred stock or $0.06 per share.  There was no impact for the three months ended March 31, 2001.

Critical Accounting Policies

Price protection, returns and discounts

We record an allowance for price protection, returns and discounts at each balance sheet date.  We base these allowances on expected trends and estimates.  Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) expected sell through rates for particular games; (c) expected rates of requests for such credits; (d) specific identification of problem accounts; and (e) exposure with major customers.  Changes in these factors could result in variance in the amount of allowance required.  For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then Midway may incur additional charges.  Since these allowances are developed through a charge to net sales, increases in these allowances could reduce net sales to an amount greater than expected.

Deferred tax assets

Midway provided a valuation allowance for the realization of a portion of the deferred tax assets, resulting primarily from tax loss carryforwards.  There is a net deferred tax asset recorded in the Company’s records at March 31, 2002.  Management assessed whether it is more likely than not that these net deferred tax assets will be realized.  Management determined that the recorded amount would likely be realized.  The basis for this determination is the expectation of future taxable income in the next three calendar years.  In the absence of sufficient taxable income, all or a portion of these assets may not be realized.

Capitalized software development

Midway evaluates the recoverability of capitalized software development costs on a title-by-title basis.  A charge is recorded when management’s forecast for a particular game indicates that unamortized capitalized costs exceed the net realizable value of that asset.  The net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game.  As a result, the forecasted sales for a given game are a sensitive factor in this calculation.  If revised forecast game sales are less than management’s current forecast it is possible the Company could record charges to write-down software development costs previously capitalized.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

                  Not applicable

Part II

Other Information

Item 1.      Legal Proceedings

The information concerning the wrongful death action brought against us and other companies entitled James, et al. v. Meow Media, et al. as set forth in “Item 3.  Legal Proceedings” in our Transition Report on Form 10-K for the six-month transition period ended December 31, 2001 is incorporated herein by this reference.

The information concerning the wrongful death action brought against us and other companies entitled Sanders, et al. v. Meow Media, et al. as set forth in “Item 3.  Legal Proceedings” in our Transition Report on Form 10-K for the six-month transition period ended December 31, 2001 is incorporated herein by this reference.  Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Tenth Circuit on April 5, 2002.  On April 30, 2002, the Tenth Circuit entered an order tolling briefing on the merits, pending further order of the Court.  As of May 9, 2002, plaintiffs have not filed a response.

Item 4.  Submission of Matters to a Vote of Security Holders

The information required by this Item 4 may be found in Part I, Item 4 of our Transition Report on Form 10-K for the

six-month transition period ended December 31, 2001 filed with the SEC on March 28, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S–1, as amended, File No. 333–11919, initially filed on September 13, 1996 and effective October 29, 1996 (the “S–1 Registration Statement”).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998 (the “8-A Registration Statement”).

3.3

Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2001 (the “5/22/01 8-K”).

3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.

3.5	Amended and Restated By–laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.

4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.

(b)         Reports on Form 8-K

(1) Current report on Form 8-K filed May 1, 2002, reporting under Items 5 and 7.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                MIDWAY GAMES INC.

Dated: May 13, 2002	By: /s/ Thomas E. Powell
Thomas E. Powell
Executive Vice President -
Chief Financial Officer
Principal Financial and
Chief Accounting Officer