Form 10-Q
period 2002-06-30
MIDWAY GAMES INC
filed 2002-08-13
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 001-12367

MIDWAY GAMES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2906244 (I.R.S. Employer Identification No.)
2704 W. Roscoe Street, Chicago, IL (Address of Principal Executive Offices)	60618 (Zip Code)

Registrant's telephone number, including area code (773) 961-2222

        Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,469,310 shares of common stock, $0.01 par value, were outstanding at August 7, 2002 excluding 2,930,000 shares held as treasury shares.

MIDWAY GAMES INC.

Part I—Financial Information

Item 1.    Financial Statements

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues
Home video	$28,073	$15,750	$58,338	$27,888
Coin-operated video	—	4,465	742	16,050

Total revenues	28,073	20,215	59,080	43,938
Cost of sales
Home video—product costs and distribution	10,853	7,994	21,111	14,111
Home video—royalties and product development	11,930	3,612	19,990	7,556

Home video—total cost of sales	22,783	11,606	41,101	21,667
Coin-operated video	—	4,362	434	16,738

Total cost of sales	22,783	15,968	41,535	38,405

Gross profit	5,290	4,247	17,545	5,533
Research and development expense	6,658	15,732	12,193	30,599
Selling and marketing expense	5,845	5,648	11,960	11,591
Administrative expense	5,030	7,506	11,314	13,036
Restructuring expense	—	5,503	1,210	6,846

Operating loss	(12,243)	(30,142)	(19,132)	(56,539)
Interest income and other expenses, net	1,021	477	1,501	1,022

Loss before income taxes	(11,222)	(29,665)	(17,631)	(55,517)
Income taxes	—	—	—	—

Net loss	(11,222)	(29,665)	(17,631)	(55,517)
Preferred stock dividend:
Distributed	356	184	887	184
Imputed	16,341	672	18,334	672

Loss applicable to common stock	$(27,919)	$(30,521)	$(36,852)	$(56,373)

Basic and diluted loss per share of common stock	$(0.61)	$(0.81)	$(0.82)	$(1.49)

Average number of shares outstanding	45,663	37,734	44,675	37,726

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$58,070	$86,882
Short-term investments	36,000	41,000
Receivables, less allowances of $7,736 and $7,241	22,667	23,572
Income tax receivable	863	863
Inventories, at lower of cost (FIFO) or market:
Raw materials and work in progress	10	462
Finished goods	5,296	1,741

	5,306	2,203
Capitalized product development costs	34,727	17,664
Other current assets	5,315	2,819

Total current assets	162,948	175,003
Capitalized product development costs	4,779	2,309
Property and equipment	48,930	43,477
Less: accumulated depreciation	(28,175)	(23,918)

	20,755	19,559
Goodwill	33,464	33,464
Deferred income taxes	10,853	13,720
Other assets	2,583	2,350

	$235,382	$246,405

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,092	$5,462
Accrued compensation and related benefits	3,760	3,493
Deferred income taxes	9,610	2,377
Accrued royalties	7,901	3,752
Other accrued liabilities	11,064	13,034

Total current liabilities	37,427	28,118
Other noncurrent liabilities	4,295	1,755
Redeemable convertible preferred stock, Series B, $0.01 par value, 5,512.5 shares authorized and designated, 1,312.5 shares issued at June 30, 2002, redeemable at $13,125 and 5,512.5 shares issued at December 31, 2001, redeemable at $55,125	12,269	35,949
Stockholders' equity:
Preferred stock, $0.01 par value, 4,994,487.5 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued: 49,399,310 at June 30, 2002 and 44,852,406 at December 31, 2001	494	448
Additional paid-in capital	221,435	197,999
Accumulated deficit	(19,248)	(1,617)
Translation adjustment	(261)	(144)
Treasury stock, at cost, 1,730,000 shares at June 30, 2002 and 1,178,500 shares at December 31, 2001	(21,029)	(16,103)

Total stockholders' equity.	181,391	180,583

	$235,382	$246,405

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(17,631)	$(55,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,032	4,891
Receivables provision	7,125	3,637
Loss on disposal of equipment	218	2,887
Stock option expense	296	276
Increase (decrease) resulting from changes in operating assets and liabilities	(16,733)	34,578

Net cash used in operating activities	(22,693)	(9,248)
Investing activities:
Purchase of property and equipment	(5,435)	(3,234)
Net change in short-term investments	5,000	(21,000)

Net cash used in investing activities	(435)	(24,234)
Financing activities:
Cash received on exercise of common stock options	232	1,063
Net proceeds from sale of Series B preferred stock and warrants	—	39,400
Cash dividend on preferred stock	(1,093)	(184)
Purchase of treasury stock	(4,926)	—

Net cash provided by (used in) financing activities	(5,787)	40,279

Effect of exchange rate changes on cash	103	13

Increase (decrease) in cash and cash equivalents	(28,812)	6,810
Cash and cash equivalents at beginning of period	86,882	33,520

Cash and cash equivalents at end of period	$58,070	$40,330

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of Midway's business, operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. See footnote 3 on change of fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Midway Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.

2.    Earnings Per Share

        Stock options were outstanding for 6,182,203 and 6,439,350 shares of common stock at June 30, 2002 and June 30, 2001, respectively. Warrants were outstanding to purchase 1,728,982 shares of common stock at June 30, 2002 and June 30, 2001. Redeemable preferred stock convertible into 1,238,208 and 5,739,815 shares of common stock was outstanding at June 30, 2002 and June 30, 2001, respectively. The calculation of loss per share for the three and six months ended June 30, 2002 and 2001 did not include the effect of either the stock options, warrants or convertible preferred stock because to do so would have been antidilutive. Accordingly, the weighted average common shares outstanding for the three and six months ended June 30, 2002 and 2001 were used in their respective calculations of earnings per share.

3.    Change of Fiscal Year

        Midway has changed its fiscal year end from June 30 to December 31. A Transition Report on Form 10-K was filed for the six-month transition period ended December 31, 2001.

4.    Reclassification of Prior Year Balances

        Certain prior period balances have been reclassified to conform to current period presentation.

5.    Goodwill

        Beginning on July 1, 2001 Midway adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the three and six months ended June 30, 2002 do not include amortization of goodwill. The three and six months ended June 30, 2001 include amortization of goodwill of $980,000 and $1,961,000, respectively. The Company performed the required impairment tests of goodwill as of January 1, 2002. This test did not result in a charge.

        Comparative information regarding loss applicable to common stock and loss per share excluding the effects of goodwill amortization is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Reported loss applicable to common stock	$(27,919)	$(30,521)	$(36,852)	$(56,373)
Add back: Goodwill amortization	—	980	—	1,961

Adjusted loss applicable to common stock	$(27,919)	$(29,541)	$(36,852)	$(54,412)

Basic and diluted loss per share:
Reported loss per share of common stock	$(0.61)	$(0.81)	$(0.82)	$(1.49)
Add back: Goodwill amortization	—	$0.03	—	$0.05

Adjusted loss per share of common stock	$(0.61)	$(0.78)	$(0.82)	$(1.44)

6.    Treasury Stock

        During June 2002, the Company purchased 551,500 shares of the Company's common stock in the open market at an average cost of $8.93 per share. Furthermore, on July 3, 2002, the Company purchased an additional 1,200,000 shares at a cost of $3.91 per share. These transactions were recorded under the cost method for recording treasury stock.

7.    Capitalized Product Development Costs

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

        The videogames that Midway is currently developing are for the new generation of videogame platforms and generally have a significant level of costs being incurred after technological feasibility has been established. This is due to establishment of technological feasibility earlier in the development cycle and the longer development time needed for the new generation of videogames.

        Midway evaluates the recoverability of capitalized software development costs on a title-by-title basis. Capitalized software is amortized based on the ratio of revenue recorded in the period to projected total revenues. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. Midway capitalized $17,610,000 and $33,266,000 of software development costs for the three and six months ended June 30, 2002 and $2,383,000 and $4,577,000 for the three and six months ended June 30, 2001, respectively. Amortization of capitalized software development costs was $8,769,000 and $13,733,000 for the three and six months ended June 30, 2002 and $444,000 and $3,242,000 for the three and six months ended June 30, 2001, respectively.

8.    Redeemable Convertible Preferred Stock and Warrants

        In May 2002, investors converted 4,200 shares of Series B redeemable convertible preferred stock with a redemption value of $42,000,000 into 4,501,608 shares of common stock at a conversion price of $9.33 per share. This accelerated the recognition of imputed preferred stock dividends (i.e. non-cash dividends) that otherwise would have been recognized in subsequent periods.

        The amount included in the condensed balance sheet at June 30, 2002 was calculated as follows (In thousands):

Series B preferred stock
Amount included in the consolidated balance sheet at December 31, 2001	$35,949
Imputed dividends charged to additional paid-in capital	18,334
Beneficial conversion rate	(14)
Conversion into common stock	(42,000)

Amount included in the consolidated balance sheet at June 30, 2002	$12,269

        The difference between the redemption amount and the carrying amount of the remaining preferred shares will be recorded as an imputed dividend on the Series B preferred stock each quarter until the November 22, 2003 redemption date and charged to stockholders' equity. In the event of conversion of Series B preferred stock to Midway's common stock the remaining difference between the redemption amount and the carrying amount relating to the converted Series B preferred stock at time of conversion will be recorded as an imputed preferred stock dividend and charged to stockholders' equity at that time.

9.    Income Taxes

        Midway is required under certain accounting interpretations to provide a valuation allowance for deferred tax assets resulting primarily from tax loss carry forwards incurred after December 31, 2000. This valuation allowance increased in the three and six months ended June 30, 2002 by $4,670,000 and $6,933,000, respectively. Midway should be able to recognize the credit from loss carry forwards in future profitable periods.

10.  Comprehensive Income

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires the Company to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $11,343,000 and $17,748,000 for the three and six months ended June 30, 2002 and $29,666,000 and $55,515,000 for the three and six months ended June 30, 2001, respectively.

11.  Restructuring

        During the six months ended June 30, 2002, the Company incurred a restructuring charge of $1,210,000 related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California. No restructuring charges were incurred during the three months ended June 30, 2002. The provision included severance of $799,000 for 28 employees, a provision for lease and long-term commitments and other expenses of $206,000, and a provision for certain leasehold and furniture equipment disposals of $205,000. During the three months ended June 30, 2002, $49,000 was paid for lease and long-term commitments and other expenses, reducing the restructuring accrual to $1,161,000 at June 30, 2002. The severance accrual is included in the consolidated balance sheet in the accrued compensation and related benefits line item. At June 30, 2002, 6 of the 28 employees were terminated.

        During the three and six months ended June 30, 2001, the Company downsized the coin-operated videogame business and recorded charges of $8,888,000 and $12,527,000, respectively. The provision recorded during the three months ended June 30, 2001 included a restructuring charge of $5,503,000. It included a severance charge of $1,127,000 for 49 employees, a provision of $2,649,000 for certain equipment and capitalized software disposals, $1,037,000 for lease and long term commitments and $690,000 for administrative clean-up activities. The total restructuring charge of $5,503,000 appears in the consolidated statement of operations in the restructuring line item. Additionally, the provision included a charge of $2,420,000 related primarily to the write-off of coin-operated video inventory. This item appears in the consolidated statement of operations in the cost of sales coin-operated video line item. Furthermore, the provision included a charge of $965,000 related to accounts receivable that were deemed to be uncollectible. This item appears in the consolidated statement of operations in the administrative expense line item.

        The provision recorded during the six months ended June 30, 2001 included a restructuring charge of $6,846,000. It included a severance charge of $2,049,000 for 109 employees, a provision of $3,070,000 for certain equipment and capitalized software disposals, $1,037,000 for lease and long term commitments and $690,000 for administrative clean-up activities. The total restructuring charge of $6,846,000 appears in the consolidated statement of operations on the restructuring line item. Additionally, the provision included a charge of $4,716,000 related primarily to the write-off of coin-operated video inventory. This item appears in the consolidated statement of operations in the cost of sales coin-operated video line item. Furthermore, the provision included a charge of $965,000 related to accounts receivable that were deemed to be uncollectible. This item appears in the consolidated statement of operations in the administrative expense line item.

12.  Receivable from Officer

        At June 30, 2002, Midway has a receivable of $384,000 from its chief executive officer. Pursuant to his employment contract, $984,000 of advances were made to him for bonus accrued during the first six-months of the year ended June 30, 2000. The accrued bonus was reversed in the last six-months of the year ended June 30, 2000. The receivable is expected to be extinguished from reductions in future salary and bonus payments. During the three and six months ended June 30, 2002, the chief executive officer repaid $150,000 and $298,000, respectively, of the advances through reductions from his salary.

13.  Related Party Transaction

        During June 2002, the Company purchased certain real estate from WMS Industries Inc. ("WMS"), a related party. The real estate consisted of the Company's principal office and a related parking lot. Prior to the purchase, the Company leased these facilities from WMS. The total purchase price of $2,316,000 was paid in cash.

        Since its incorporation in 1988 through the date of its initial public offering, Midway was a wholly owned subsidiary of WMS. In 1996 Midway completed its initial public offering. In 1998 WMS completed the spin-off of its remaining ownership interest in Midway. Members of Midway's board of directors also serve on WMS' board of directors.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion set forth below contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers and other risks more fully described under "Item 1. Business—Risk Factors." in our current Transition Report on Form 10-K.

        Midway has changed its fiscal year from a fiscal year ending on June 30 to a fiscal year ending on December 31. A Transition Report on Form 10-K was filed for the six-month transition period ended December 31, 2001. The following discusses the financial condition and results of operations for three and six months ended June 30, 2002 for the 2002 fiscal year.

Financial Condition and Liquidity

        During the six months ended June 30, 2002, cash used in operating, investing, financing activities and the effect of exchange rate changes was $28,812,000 compared with cash provided of $6,810,000 in the six months ended June 30, 2001.

        Cash used in operating activities before changes in operating assets and liabilities was $5,960,000 for the six months ended June 30, 2002 compared to cash used of $43,826,000 for the six months ended June 30, 2001. Although a loss of $17,631,000 was incurred in the six months ended June 30, 2002, the cash impact was partially offset by the add back of depreciation and an increase in the receivables provision. The cash used in the six months ended June 30, 2001 was primarily due to the net loss in that period.

        The changes in the operating assets and liabilities, as shown in the condensed consolidated statements of cash flows, resulted in a cash outflow of $16,733,000 for the six months ended June 30, 2002 compared to cash provided of $34,578,000 for the six months ended June 30, 2001. The cash outflow from changes in operating assets and liabilities for the six months ended June 30, 2002 was primarily due to an increase in capitalized software development costs.

        Cash used in investing activities for the six months ended June 30, 2002 included $5,435,000 for the purchase of property and equipment offset by a $5,000,000 net decrease in short-term investments. Cash used in investing activities for the six months ended June 30, 2001 included $3,234,000 for the purchase of property and equipment and a $21,000,000 net increase in short-term investments.

        Cash used in financing activities for the six months ended June 30, 2002 was $5,787,000 and consisted primarily of the purchase of treasury stock for $4,926,000 and the payment of preferred stock dividends of $1,093,000. Cash provided of $40,279,000 by financing activities for the six months ended June 30, 2001 consisted primarily of $39,400,000 in net proceeds from the sale of Series B preferred stock and warrants and $1,063,000 from the exercise of stock options.

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

        Midway has established a line of credit that provides for borrowings and letters of credit with a $40,000,000 availability until January 31, 2003 and then $15,000,000 until the March 2003 maturity. It also requires that from March 1 of each fiscal year during the term of the credit agreement, commencing March 1, 2002, and for a period of ninety consecutive days thereafter the amount of all revolving loans be zero and the amount of the outstanding letters of credit that are not cash collateralized be less than or equal to $7,000,000. The agreement requires, among other things, that Midway maintain a minimum level of stockholders' equity and a specified ratio of accounts receivable to amounts outstanding under the line of credit and prohibits the payment of dividends on common stock. Substantially all the assets of Midway are pledged as collateral under the credit agreement. No borrowings were outstanding under the credit line at June 30, 2002 and 2001. Letters of credit outstanding were $1,095,000 and $266,000 at June 30, 2002 and 2001, respectively.

        Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories, accounts receivable and commitments required in the operation of the business and Midway's other presently anticipated needs for the next twelve months.

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

        Midway exited the coin-operated videogame business in the quarter ended June 30, 2001. Accordingly, there was no revenue or cost of sales of the coin-operated business for the three months ended June 30, 2002.

        Home videogame revenues increased 78% to $28,073,000 for the three months ended June 30, 2002 compared to $15,750,000 for the three months ended June 30, 2001. The increase is primarily due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation 128-bit consoles including Sony's PlayStation 2, Nintendo's GameCube and GameBoy Advance and Microsoft's Xbox. Because it takes on average 18 to 24 months to develop a title for a new generation console, Midway is not expected to experience the full benefit of this strategy until later in 2002.

        During the three months ended June 30, 2002, Midway released 9 titles for the new generation platforms: Fireblade, Gravity Games Bike: Street. Vert. Dirt., Legion: Legend of Excalibur, MLB SlugFest 20-03, and Red Card Soccer for the Playstation 2; Gauntlet Dark Legacy and Red Card Soccer for the Xbox; Red Card Soccer for the GameCube and SpyHunter for the GameBoy Advance.

        Home videogame gross profit increased $1,146,000 from $4,144,000 (26.3% of related revenues) for the three months ended June 30, 2001 to $5,290,000 (18.8% of related revenues) for the three months ended June 30, 2002. The increase in gross profit in the three months ended June 30, 2002 as compared with the prior year's comparable period was due to the release of 9 new titles in 2002 compared with 3 new titles in 2001. The revenues for the three months ended June 30, 2002 were primarily comprised of videogames for the new platforms. Home videogame gross profit as a percentage of related revenues decreased from the prior year due to a shortfall in anticipated sales causing the amortization of product development costs capitalized to be amortized over fewer units. Videogames developed for the new generation of platforms generally have a significant level of costs being incurred after technological feasibility has been established as compared with legacy generation platform videogames. As a result, they have a greater amount of amortization. See Note 7 to the financial statements.

        Research and development expense decreased $9,074,000 from $15,732,000 for the three months ended June 30, 2001 to $6,658,000 for the three months ended June 30, 2002. The decrease is primarily due to the increased amount of product development costs capitalized on new generation games and our exit from the coin-operated business. Product development costs of $17,610,000 and $2,383,000 were capitalized for the three months ended June 30, 2002 and June 30, 2001, respectively. The increase in capitalized software development costs is due to more software development projects that have reached the point of technological feasibility. At that point, all related development costs subsequent to the establishment of technological feasibility are capitalized. The development activity and expenditures for home videogames has increased. This increased development activity represents investments for future revenue to be generated from video games for the new generation platforms.

        Selling and marketing expense increased $197,000 from $5,648,000 for the three months ended June 30, 2001 to $5,845,000 for the three months ended June 30, 2002. The three months ended June 30, 2001 includes $567,000 of marketing and selling expense related to the coin-operated business. The increase in selling and marketing expense related to the home video business was primarily due to a higher level of advertising to support the launch of new home videogame titles on new platforms released for the three months ended June 30, 2002.

        Administrative expense decreased $2,476,000 from $7,506,000 for the three months ended June 30, 2001 to $5,030,000 for the three months ended June 30, 2002. The three months ended June 30, 2001 includes $980,000 of goodwill amortization of which none was recorded for the three months ended June 30, 2002 pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The three months ended June 30, 2001 includes a $965,000 charge relating to the downsizing of the coin-operated videogame business. Additionally, the three months ended June 30, 2002 contain a $500,000 reduction in incentive plan costs, partially offset by $371,000 of charges related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California. See Notes 5 and 11 to the financial statements.

        Restructuring expense for the three months ended June 30, 2001 of $5,503,000 was related to the downsizing of the coin-operated videogame business. No restructuring expense was recorded during the three months ended June 30, 2002. See Note 11 to the financial statements.

        Operating loss for the three months ended June 30, 2002 was $12,243,000 compared with an operating loss of $30,142,000 for the three months ended June 30, 2001. The decrease in the operating loss is primarily due to increased revenues from the release of titles on new generation platforms, increased level of software development costs capitalized and the exit from the coin-operated videogame business.

        Midway provided no benefit for income taxes related to the loss for the three months ended June 30, 2002. Midway has been required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset subsequent to December 31, 2000. This valuation allowance on the deferred tax asset generated primarily from operating losses will be included in income in future periods in which Midway returns to profitability. Midway's operating loss for the period resulted in increasing net operating loss carryforwards, which can be used to offset future taxable income. In addition, during the three months ended June 30, 2002, Midway received tax refunds totaling $12,900,000 based on net operating loss carryback claims filed with the IRS. The tax refunds were the result of tax legislation enacted in March 2002 that now allows companies to carryback 2001 net operating losses five years where previously they could be carried back two years.

        Loss applicable to common stock was $27,919,000, or $0.61 per share, for the three months ended June 30, 2002 compared with $30,521,000, or $0.81 per share, for the three months ended June 30, 2001. Loss applicable to common stock for the three months ended June 30, 2002 was increased by a $356,000 distributed dividend and a $16,341,000 imputed dividend on our Series B preferred stock or $0.37 per share. The majority of the $16,341,000 imputed dividend was the result of investors converting $42,000,000 of preferred stock into common stock, accelerating the recognition of imputed preferred stock dividends (i.e. non-cash dividends) that otherwise would have been recognized in subsequent periods. Loss applicable to common stock for the three months ended June 30, 2001 was increased by a $184,000 distributed dividend and a $672,000 imputed dividend on our Series B preferred stock or $0.02 per share.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

        Home videogame revenues increased 109% to $58,338,000 for the six months ended June 30, 2002 compared to $27,888,000 for the six months ended June 30, 2001. The increase is primarily due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation 128-bit consoles including Sony's PlayStation 2, Nintendo's GameCube and GameBoy Advance and Microsoft's Xbox. Because it takes on average 18 to 24 months to develop a title for a new generation console, Midway is not expected to experience the full benefit of this strategy until later in 2002.

        During the six months ended June 30, 2002 Midway released 15 titles for the new generation platforms: Fireblade, Gravity Games Bike: Street. Vert. Dirt., Legion: Legend of Excalibur, MLB SlugFest 20-03, NFL Blitz 20-02 and Red Card Soccer for the Playstation 2; Gauntlet Dark Legacy, NFL Blitz 20-02, Red Card Soccer, and SpyHunter for the Xbox; Gauntlet Dark Legacy, NFL Blitz 20-02, Red Card Soccer, and SpyHunter for the GameCube and SpyHunter for the GameBoy Advance.

        Home videogame gross profit increased $11,016,00 from $6,221,000 (22.3% of related revenues) for the six months ended June 30, 2001 to $17,237,000 (29.5% of related revenues) for the six months ended June 30, 2002. The increase in gross profit in the six months ended June 30, 2002 as compared with the prior year's comparable period was due to the release of 15 new titles in 2002 compared with 4 new titles in 2001. The revenues for the six months ended June 30, 2002 were primarily comprised of videogames for the new platforms. A significant portion of the revenues for the six months ended June 30, 2001 was from videogames for legacy platforms, which required significant discounting of sales price and had higher unit cost cartridge technology. This discounting of previously released titles in the prior year's period was due to pricing pressures from the platform transition previously mentioned.

        Research and development expense decreased $18,406,000 from $30,599,000 for the six months ended June 30, 2001 to $12,193,000 for the six months ended June 30, 2002. The decrease is primarily due to the increased amount of product development costs capitalized on new generation games and our exit from the coin-operated business. Product development costs of $33,266,000 and $4,577,000 were capitalized for the six months ended June 30, 2002 and June 30, 2001, respectively. The increase in capitalized software development costs is due to more software development projects that have reached the point of technological feasibility. At that point, all related development costs subsequent to the establishment of technological feasibility are capitalized. The development activity and expenditures for home videogames has increased. This increased development activity represents investments for future revenue to be generated from video games for the new generation platforms.

        Selling and marketing expense increased $369,000 from $11,591,000 for the six months ended June 30, 2001 to $11,960,000 for the six months ended June 30, 2002. The six months ended June 30, 2001 includes $1,541,000 of marketing and selling expense related to the coin-operated business. The increase in selling and marketing expense related to the home video business was primarily due to a higher level of advertising to support the launch of new home videogame titles on new platforms released for the six months ended June 30, 2002.

        Administrative expense decreased $1,722,000 from $13,036,000 for the six months ended June 30, 2001 to $11,314,000 for the six months ended June 30, 2002. The six months ended June 30, 2001 included $1,961,000 of goodwill amortization of which none was recorded for the six months ended June 30, 2002 pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 5 to the financial statements.

        Restructuring expense for the six months ended June 30, 2002 of $1,210,000 is related to the consolidation of administrative operations located in Corsicana, Texas. For the six months ended June 30, 2001 a restructuring charge of $6,846,000 was recorded related to the downsizing of the coin-operated videogame business. See Note 11 to the financial statements.

        Operating loss for the six months ended June 30, 2002 was $19,132,000 compared with an operating loss of $56,539,000 for the six months ended June 30, 2001. The decrease in the operating loss is primarily due to increased revenues from the release of titles on new generation platforms, increased level of software development costs capitalized and the exit from the coin-operated videogame business.

        Midway provided no benefit for income taxes related to the loss for the six months ended June 30, 2002. Midway has been required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset subsequent to December 31, 2000. This valuation allowance on the deferred tax asset generated primarily from operating losses will be included in income in future periods in which Midway returns to profitability. Midway's operating loss for the period resulted in increasing net operating loss carryforwards, which can be used to offset future taxable income. In addition, during the six months ended June 30, 2002, Midway received tax refunds totaling $12,900,000 based on net operating loss carryback claims filed with the IRS. The tax refunds were the result of tax legislation enacted in March 2002 that now allows companies to carryback 2001 net operating losses five years where previously they could be carried back two years.

        Loss applicable to common stock was $36,852,000, or $0.82, per share, for the six months ended June 30, 2002 compared with $56,373,000, or $1.49 per share, for the six months ended June 30, 2001. Loss applicable to common stock for the six months ended June 30, 2002 was increased by a $887,000 distributed dividend and a $18,334,000 imputed dividend on our Series B preferred stock or $0.43 per share. The majority of the $18,334,000 imputed dividend was the result of investors converting $42,000,000 of preferred stock into common stock, accelerating the recognition of imputed preferred stock dividends (i.e. non-cash dividends) that otherwise would have been recognized in subsequent periods. Loss applicable to common stock for the six months ended June 30,

2001 was increased by a $184,000 distributed dividend and a $672,000 imputed dividend on our Series B preferred stock or $0.02 per share.

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

Deferred tax assets

        Midway provided a valuation allowance for the realization of a portion of the deferred tax assets, resulting primarily from tax loss carryforwards. There is a net deferred tax asset recorded in the Company's records at June 30, 2002. Management assessed whether it is more likely than not that these net deferred tax assets will be realized. Management determined that the recorded amount would likely be realized. The basis for this determination is the expectation of future taxable income in the next three calendar years. In the absence of sufficient taxable income, all or a portion of these assets may not be realized.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

Part II—Other Information

Item 1.    Legal Proceedings

        The information concerning the wrongful death action brought against us and other companies entitled James, et al. v. Meow Media, et al. as set forth in "Item 3. Legal Proceedings" in our Transition Report on Form 10-K for the six-month transition period ended December 31, 2001 is incorporated herein by this reference. On August 13, 2002, the United States Court of Appeals for the Sixth Circuit affirmed the trial court's dismissal of all actions.

        The information concerning the wrongful death action brought against us and other companies entitled Sanders, et al. v. Meow Media, et al. as set forth in "Item 3. Legal Proceedings" in our Transition Report on Form 10-K for the six-month transition period ended December 31, 2001 is incorporated herein by this reference. Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Tenth Circuit on April 5, 2002. On April 30, 2002, the Tenth Circuit entered an order tolling briefing on the merits, pending further order of the Court. On June 21, 2002, the Court entered an order requiring plaintiffs to make a filing within fourteen days showing cause why appeal should not be dismissed for lack of jurisdiction. As of August 7, 2002, plaintiffs have not filed a response.

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
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
10.1	Fourth Amendment dated as of June 10, 2002 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders.
10.2
First Amendment dated June 28, 2002 to Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc.
10.3	Easement Agreement dated June 28, 2002 by and between Midway Amusement Games, LLC and Williams Electronics Games, Inc.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

(1)
Current report on Form 8-K filed May 22, 2002, reporting under Items 5 and 7.

(2)
Current report on Form 8-K filed June 11, 2002, reporting under Items 5 and 7.

(3)
Current report on Form 8-K filed July 3, 2002, reporting under Items 5 and 7.

(4)
Current report on Form 8-K filed August 1, 2002, reporting under Items 5 and 7.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
Dated: August 13, 2002	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President—Chief Financial Officer Principal Financial and Chief Accounting Officer

EXHIBIT INDEX

No.	Description
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
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
10.1	Fourth Amendment dated as of June 10, 2002 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders.
10.2
First Amendment dated June 28, 2002 to Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc.
10.3	Easement Agreement dated June 28, 2002 by and between Midway Amusement Games, LLC and Williams Electronics Games, Inc.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
Part I—Financial Information
  Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II—Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signature
EXHIBIT INDEX