Form 10-Q
period 2002-09-30
MIDWAY GAMES INC
filed 2002-11-14
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES ☒        NO ☐

        Indicate by X whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES ☒        NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,469,310 shares of common stock, $0.01 par value, were outstanding at November 12, 2002 excluding 2,930,000 shares held as treasury shares.

MIDWAY GAMES INC.

INDEX

Part I—Financial Information

Item 1—Financial Statements

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues
Home video	$51,918	$27,338	$110,256	$55,226
Coin-operated video	703	997	1,445	17,047

Total revenues	52,621	28,335	111,701	72,273
Cost of sales
Home video—product costs and distribution	19,845	8,813	40,956	22,924
Home video—royalties and product development	20,411	5,175	40,401	12,731

Home video—total cost of sales	40,256	13,988	81,357	35,655
Coin-operated video	179	789	613	17,527

Total cost of sales	40,435	14,777	81,970	53,182

Gross profit	12,186	13,558	29,731	19,091
Research and development expense	6,943	5,888	19,136	36,487
Selling and marketing expense	11,684	8,972	23,644	20,563
Administrative expense	6,052	5,009	17,366	18,045
Restructuring expense	—	—	1,210	6,846

Operating loss	(12,493)	(6,311)	(31,625)	(62,850)
Interest income and other expenses, net	967	769	2,468	1,791

Loss before income taxes	(11,526)	(5,542)	(29,157)	(61,059)
Income taxes	—	—	—	—

Net loss	(11,526)	(5,542)	(29,157)	(61,059)
Preferred stock dividend:
Distributed	137	481	1,024	665
Imputed	150	1,657	18,484	2,329

Loss applicable to common stock	$(11,813)	$(7,680)	$(48,665)	$(64,053)

Basic and diluted loss per share of common stock	$(0.25)	$(0.20)	$(1.07)	$(1.70)

Average number of shares outstanding	46,495	37,858	45,289	37,770

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$64,729	$86,882
Short-term investments	—	41,000
Receivables, less allowances of $9,360 and $7,241	35,925	23,572
Income tax receivable	577	863
Inventories, at lower of cost (FIFO) or market:
Raw materials and work in progress	—	462
Finished goods	7,541	1,741

	7,541	2,203
Capitalized product development costs	34,049	17,664
Other current assets	5,537	2,819

Total current assets	148,358	175,003
Capitalized product development costs	7,698	2,309
Property and equipment	51,118	43,477
Less: accumulated depreciation	(29,946)	(23,918)

	21,172	19,559
Goodwill	33,464	33,464
Deferred income taxes	4,756	13,720
Other assets	2,726	2,350

	$218,174	$246,405

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,310	$5,462
Accrued compensation and related benefits	5,777	3,493
Deferred income taxes	3,513	2,377
Accrued royalties	9,399	3,752
Other accrued liabilities	11,649	13,034

Total current liabilities	36,648	28,118
Other noncurrent liabilities	4,173	1,755
Redeemable convertible preferred stock, Series B, $0.01 par value, 5,512.5 shares authorized and designated, 1,312.5 shares issued at September 30, 2002, redeemable at $13,125 and 5,512.5 shares issued at December 31, 2001, redeemable at $55,125	12,419	35,949
Stockholders' equity:
Preferred stock, $0.01 par value, 4,994,487.5 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued: 49,399,310 at September 30, 2002 and 44,852,406 at December 31, 2001	494	448
Additional paid-in capital	221,263	197,999
Accumulated deficit	(30,774)	(1,617)
Translation adjustment	(324)	(144)
Treasury stock, at cost, 2,930,000 shares at September 30, 2002 and 1,178,500 shares at December 31, 2001	(25,725)	(16,103)

Total stockholders' equity	164,934	180,583

	$218,174	$246,405

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(29,157)	$(61,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,850	6,335
Receivables provision	14,224	5,641
Loss on disposal of equipment	228	2,887
Stock option expense	411	402
Increase (decrease) resulting from changes in operating assets and liabilities	(36,402)	17,690

Net cash used in operating activities	(44,846)	(28,104)
Investing activities:
Purchase of property and equipment	(7,671)	(5,125)
Net change in short-term investments	41,000	(28,000)

Net cash provided by (used in) investing activities	33,329	(33,125)
Financing activities:
Cash received on exercise of common stock options	232	2,063
Net proceeds from sale of Series B preferred stock and warrants	—	51,825
Cash dividend on preferred stock	(1,325)	(184)
Purchase of treasury stock	(9,622)	—

Net cash provided by (used in) financing activities	(10,715)	53,704

Effect of exchange rate changes on cash	79	34

Decrease in cash and cash equivalents	(22,153)	(7,491)
Cash and cash equivalents at beginning of period	86,882	33,520

Cash and cash equivalents at end of period	$64,729	$26,029

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of Midway's business, operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. See footnote 3 on change of fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Midway Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.

2.    Earnings Per Share

        Stock options were outstanding to purchase 9,186,619 and 6,203,698 shares of common stock at September 30, 2002 and September 30, 2001, respectively. Warrants were outstanding to purchase 1,728,982 shares of common stock at September 30, 2002 and September 30, 2001. Redeemable preferred stock convertible into 1,238,208 and 5,739,816 shares of common stock was outstanding at September 30, 2002 and September 30, 2001, respectively. The calculation of loss per share for the three and nine months ended September 30, 2002 and 2001 did not include the effect of either the stock options, warrants or convertible preferred stock because to do so would have been antidilutive. Accordingly, the weighted average common shares outstanding for the three and nine months ended September 30, 2002 and 2001 were used in their respective calculations of earnings per share.

3.    Change of Fiscal Year

        Midway has changed its fiscal year end from June 30 to December 31. A Transition Report on Form 10-K was filed for the six-month transition period ended December 31, 2001.

4.    Reclassification of Prior Year Balances

        Certain prior period balances have been reclassified to conform to current period presentation.

5.    Goodwill

        Beginning on July 1, 2001 Midway adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the three and nine months ended September 30, 2002 and the three months ended September 30, 2001 do not include amortization of goodwill. The nine months ended September 30, 2001 included amortization of goodwill of $1,961,000. The Company performed the required impairment tests of goodwill as of January 1, 2002. This test did not result in a charge.

        Comparative information regarding loss applicable to common stock and loss per share excluding the effects of goodwill amortization is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Reported loss applicable to common stock	$(11,813)	$(7,680)	$(48,665)	$(64,053)
Add back: Goodwill amortization	—	—	—	1,961

Adjusted loss applicable to common stock	$(11,813)	$(7,680)	$(48,665)	$(62,092)

Basic and diluted loss per share:
Reported loss per share of common stock	$(0.25)	$(0.20)	$(1.07)	$(1.70)
Add back: Goodwill amortization	—	—	—	$0.06

Adjusted loss per share of common stock	$(0.25)	$(0.20)	$(1.07)	$(1.64)

6.    Treasury Stock

        During the nine months ended September 30, 2002, the Company purchased 1,751,500 shares of the Company's common stock in the open market at an average cost of $5.49 per share. These transactions were recorded under the cost method for recording treasury stock.

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

        Midway evaluates the recoverability of capitalized software development costs on a title-by-title basis. Capitalized software is amortized based on the ratio of revenue recorded in the period to projected total revenues. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. Midway capitalized $16,508,000 and $49,774,000 of software development costs for the three and nine months ended September 30, 2002 and $11,128,000 and $15,705,000 for the three and nine months ended September 30, 2001, respectively. Amortization of capitalized software development costs was $14,267,000 and $28,000,000 for the three and nine months ended September 30, 2002 and $4,201,000 and $7,443,000 for the three and nine months ended September 30, 2001, respectively.

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

        The amount included in the condensed balance sheet at September 30, 2002 was calculated as follows (In thousands):

Series B preferred stock
Amount included in the consolidated balance sheet at December 31, 2001	$35,949
Imputed dividends charged to additional paid-in capital	18,484
Beneficial conversion rate	(14)
Conversion into common stock	(42,000)

Amount included in the consolidated balance sheet at September 30, 2002	$12,419

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

9.    Income Taxes

        Midway is required under certain accounting interpretations to provide a valuation allowance for deferred tax assets resulting primarily from tax loss carry forwards incurred after December 31, 2000. This valuation allowance increased in the three and nine months ended September 30, 2002 by $4,503,000 and $11,436,000, respectively. Midway should be able to recognize the credit from loss carry forwards in future profitable periods.

10.  Comprehensive Income

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires the Company to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $11,589,000 and $29,337,000 for the three and nine months ended September 30, 2002 and $5,561,000 and $61,076,000 for the three and nine months ended September 30, 2001, respectively.

11.  Restructuring

        During the nine months ended September 30, 2002, the Company incurred a restructuring charge of $1,210,000 related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California. No restructuring charges were incurred during the three months ended September 30, 2002. The provision included severance of $799,000 for 28 employees, a provision for lease and long-term commitments and other expenses of $206,000, and a provision for certain leasehold and furniture equipment disposals of $205,000. During the nine months ended September 30, 2002, $51,000 was paid for lease and long-term commitments and other expenses, and $177,000 was paid for severance, reducing the total restructuring accrual to $777,000 at September 30, 2002. The remaining balance at September 30, 2002 in the consolidated balance sheet was comprised of $622,000 for severance in the accrued compensation and related benefits line item and $155,000 for lease and long-term commitments and other expenses in the other accrued liabilities line item. At September 30, 2002, 23 of the 28 employees were terminated.

        During the nine months ended September 30, 2001, the Company downsized the coin-operated videogame business and recorded charges of $12,527,000. No charges were incurred during the three months ended September 30, 2001. The provision recorded during the nine months ended September 30, 2001 included a restructuring charge of $6,846,000. It included a severance charge of $2,049,000 for 109 employees, a provision of $3,070,000 for certain equipment and capitalized software disposals, $1,037,000 for lease and long-term commitments and $690,000 for administrative clean-up activities. The total restructuring charge of $6,846,000 appears in the consolidated statement of operations on the restructuring line item. Additionally, the provision included a charge of $4,716,000 related primarily to the write-off of coin-operated video inventory. This item appears in the consolidated statement of operations in the cost of sales coin-operated video line item. Furthermore, the provision included a charge of $965,000 related to accounts receivable that were deemed to be uncollectible. This item appears in the consolidated statement of operations in the administrative expense line item.

12.  Receivable from Officer

        At September 30, 2002, Midway has a receivable of $232,000 from its chief executive officer. Pursuant to his employment contract, $984,000 of advances were made to him for bonus accrued during the first six-months of the year ended June 30, 2000. The accrued bonus was reversed in the last six-months of the year ended June 30, 2000. The receivable is expected to be extinguished from reductions in future salary and bonus payments. During the three and nine months ended September 30, 2002, the chief executive officer repaid $152,000 and $450,000, respectively, of the advances through reductions from his salary.

13.  Related Party Transaction

        During June 2002, the Company purchased certain real estate from WMS Industries Inc. ("WMS"), its former parent company, as described below. The real estate consisted of the Company's principal office and a related parking lot. Prior to the purchase, the Company leased these facilities from WMS. The total purchase price of $2,316,000 was paid in cash.

        Since its incorporation in 1988 through the date of its 1996 initial public offering, Midway was a wholly owned subsidiary of WMS. In 1998 WMS completed the spin-off of its remaining ownership interest in Midway. Members of Midway's board of directors also serve on WMS' board of directors.

14.  Common Stock Options

        During the three months ended September 30, 2002, the Company adopted the 2002 Non-Qualified Stock Option Plan (the "Plan"). During the three months ended September 30, 2002 the Company granted options to purchase a total of 2,999,991 shares under the Plan to employees and directors. In exchange, employees and directors agreed to reduce their base salary or director's fee for a one-year period commencing in January 2003. For each dollar of salary or fee reduction, employees and directors were granted options to purchase one and one half shares of the Company's common stock. As a result, payroll expenses and director's fees in 2003 will be approximately $2,000,000 less than previously planned. The options will vest ratably over a one-year period commencing in January 2003. The exercise price of options granted is $5.29 per share, the closing price of a share of the Company's common stock on the grant date.

15.  Line of Credit

        The Company modified its existing line of credit during October 2002. The revolving credit agreement now extends to March 31, 2004 and provides for borrowings and letters of credit with a total availability of $40,000,000 through October 30, 2002, $60,000,000 thereafter through February 14, 2003, $15,000,000 thereafter through June 30, 2003, $40,000,000 thereafter through January 31, 2004, and $15,000,000 thereafter through maturity at March 31, 2004.

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

Financial Condition and Liquidity

        During the nine months ended September 30, 2002, cash used in operating, investing, financing activities and the effect of exchange rate changes was $22,153,000 compared with cash used of $7,491,000 in the nine months ended September 30, 2001.

        Cash used in operating activities before changes in operating assets and liabilities was $8,444,000 for the nine months ended September 30, 2002 compared to cash used of $45,794,000 for the nine months ended September 30, 2001. Although a loss of $29,157,000 was incurred in the nine months ended September 30, 2002, the cash impact was partially offset by the add back of depreciation and an increase in the receivables provision. The cash used in the nine months ended September 30, 2001 was primarily due to the net loss in that period, partially offset by the add back of depreciation and an increase in the receivables provision.

        The changes in the operating assets and liabilities, as shown in the condensed consolidated statements of cash flows, resulted in a cash outflow of $36,402,000 for the nine months ended September 30, 2002 compared to cash provided of $17,690,000 for the nine months ended September 30, 2001. The 2002 outflow was primarily due to an increase in accounts receivable and capitalized software development costs.

        Cash provided by investing activities for the nine months ended September 30, 2002 included a $41,000,000 net decrease in short-term investments offset by $7,671,000 for the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2001 included a $28,000,000 net increase in short-term investments and $5,125,000 for the purchase of property and equipment.

        Cash used in financing activities for the nine months ended September 30, 2002 was $10,715,000 and consisted primarily of the purchase of treasury stock for $9,622,000 and the payment of preferred stock dividends of $1,325,000. Cash provided of $53,704,000 by financing activities for the nine months ended September 30, 2001 consisted primarily of $51,825,000 in net proceeds from the sale of Series B preferred stock and warrants and $2,063,000 from the exercise of stock options.

        The home videogame business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year typically related to holiday season sales. In addition, one platform manufacturer that manufactures home videogames for Midway requires letters of credit for the full purchase price at the time a purchase order is accepted. The amount of these letters of credit is discussed below.

        Midway modified its line of credit in October 2002 to increase borrowings and extend maturity. The line of credit now provides for borrowings and letters of credit with a total availability of $40,000,000 through October 30, 2002, $60,000,000 thereafter through February 14, 2003, $15,000,000 thereafter through June 30, 2003, $40,000,000 thereafter through January 31, 2004, and $15,000,000 thereafter through maturity at March 31, 2004. It also requires that from March 1 of each fiscal year and for a period of ninety consecutive days thereafter during the remaining term of the credit agreement, the amount of all revolving loans be zero. The agreement requires, among other things, that Midway maintain a minimum level of stockholders' equity and a minimum specified ratio of accounts receivable to amounts outstanding under the line of credit. Substantially all the assets of Midway are pledged as collateral under the credit agreement. No borrowings were outstanding under the credit line at September 30, 2002 and 2001. Letters of credit outstanding were $2,221,000 and $672,000 at September 30, 2002 and 2001, respectively. See Note 15 to the financial statements included in this report.

        Management believes that cash and cash equivalents, cash flow from operations and amounts available under the line of credit will be adequate to fund the anticipated levels of inventories, accounts receivable and commitments required in the operation of the business and Midway's other presently anticipated needs for the next twelve months.

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

        Midway exited the coin-operated videogame business in the quarter ended June 30, 2001. Accordingly, revenue or cost of sales of the coin-operated business for the three months ended September 30, 2002 and 2001 were not significant.

        Home videogame revenues increased 90% to $51,918,000 for the three months ended September 30, 2002 compared to $27,338,000 for the three months ended September 30, 2001. The increase is primarily due to Midway releasing 10 products for the new generation platforms during the three months ended September 30, 2002 versus releasing 4 products during the three months ended September 30, 2001. The increase in new products is due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation 128-bit consoles including Sony's PlayStation 2, Microsoft's Xbox, and Nintendo's GameCube and Nintendo's 32-bit handheld GameBoy Advance. Because it takes on average 18 to 24 months to develop a product for a new generation console, Midway is not expected to experience the full benefit of this strategy until the fourth quarter of 2002.

        During the three months ended September 30, 2002, the 10 products Midway released for the new generation platforms were: Gravity Games Bike: Street. Vert. Dirt., MLB Slugfest 20-03, NFL Blitz 20-03 and NHL Hitz 20-03 for the Xbox; MLB Slugfest 20-03, NFL Blitz 20-03 and NHL Hitz 20-03 for the GameCube; NFL Blitz 20-03 and NHL Hitz 20-03 for the Playstation 2 and NFL Blitz 20-03 for the GameBoy Advance.

        Home videogame gross profit decreased $1,688,000 from $13,350,000 (49% of related revenues) for the three months ended September 30, 2001 to $11,662,000 (23% of related revenues) for the three months ended September 30, 2002. Home videogame gross profit as a percentage of related revenues decreased from the prior year primarily due to accelerated amortization of product development costs, royalty costs incurred for sports products released during the three months ended September 30, 2002 and increased price protection reserves. The acceleration of amortized product development costs was due to a decrease in expected reorder sales of selected products in future periods causing product development costs capitalized to be amortized over fewer units. The increase in price protection reserves was primarily due to a decrease in expected reorders for sports products shipped on the Xbox and GameCube platforms during the three months ended September 30, 2002.

        Research and development expense increased $1,055,000 from $5,888,000 for the three months ended September 30, 2001 to $6,943,000 for the three months ended September 30, 2002. Product development costs of $16,508,000 and $11,128,000 were capitalized for the three months ended September 30, 2002 and September 30, 2001, respectively. The increase in capitalized software development costs is due to more software development expenses being incurred after the point of technological feasibility. At that point, all related development costs subsequent to the establishment of technological feasibility are capitalized. The development activity and expenditures for home videogames have increased. This increased development activity represents investment for future revenue to be generated from video games for the new generation platforms. See Note 7 to the financial statements included in this report.

        Selling and marketing expense increased $2,712,000 from $8,972,000 for the three months ended September 30, 2001 to $11,684,000 for the three months ended September 30, 2002. The increase in selling and marketing expense was primarily due to a higher level of advertising to support the launch of new home videogame products on new platforms released during the three months ended September 30, 2002.

        Administrative expense increased $1,043,000 from $5,009,000 for the three months ended September 30, 2001 to $6,052,000 for the three months ended September 30, 2002. The increase in administrative expenses included a number of items, including charges related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California (see Note 11 to the financial statements included in this report), legal expenses, expenses related to moving our European office, and recruiting and relocation expenses.

        Operating loss for the three months ended September 30, 2002 was $12,493,000 compared with an operating loss of $6,311,000 for the three months ended September 30, 2001. The increase in the operating loss is primarily due to increased amortization of product development costs, increased royalty costs, and increased price protection reserves, as previously discussed.

        Midway provided no benefit for income taxes related to the loss for the three months ended September 30, 2002 and 2001. Midway has been required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset subsequent to December 31, 2000. This valuation allowance on the deferred tax asset generated primarily from operating losses will be included in income in future periods in which Midway returns to profitability. Midway's operating loss for the period resulted in increasing net operating loss carryforwards, which can be used to offset future taxable income. In addition, during the three months ended September 30, 2002, Midway received tax refunds totaling $305,000 based on net operating loss carryback claims filed with state taxing authorities.

        Loss applicable to common stock was $11,813,000, or $0.25 per share, for the three months ended September 30, 2002 compared with $7,680,000, or $0.20 per share, for the three months ended September 30, 2001. Loss applicable to common stock for the three months ended September 30, 2002 was increased by a $137,000 distributed dividend and a $150,000 imputed dividend on our Series B preferred stock or $0.01 per share. Loss applicable to common stock for the three months ended September 30, 2001 was increased by a $481,000 distributed dividend and a $1,657,000 imputed dividend on our Series B preferred stock or $0.06 per share.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

        Home videogame revenues increased 100% to $110,256,000 for the nine months ended September 30, 2002 compared to $55,226,000 for the nine months ended September 30, 2001. The increase is primarily due to Midway releasing 25 products for the new generation platforms during the nine months ended September 30, 2002 versus releasing 8 products during the nine months ended September 30, 2001. The increase in new products is due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation 128-bit consoles including Sony's PlayStation 2, Microsoft's Xbox, and Nintendo's GameCube and Nintendo's 32-bit handheld GameBoy Advance. Because it takes on average 18 to 24 months to develop a product for a new generation console, Midway is not expected to experience the full benefit of this strategy until the fourth quarter of 2002.

        During the nine months ended September 30, 2002, the 25 products Midway released for the new generation platforms were: Fireblade, Gravity Games Bike: Street. Vert. Dirt., Legion: Legend of Excalibur, MLB SlugFest 20-03, NFL Blitz 20-02, NFL Blitz 20-03, NHL Hitz 20-03 and Red Card Soccer for the Playstation 2; Gauntlet Dark Legacy, Gravity Games Bike: Street. Vert. Dirt., MLB Slugfest 20-03, NFL Blitz 20-02, NFL Blitz 20-03, NHL Hitz 20-03, Red Card Soccer, and SpyHunter for the Xbox; Gauntlet Dark Legacy, MLB Slugfest 20-03, NFL Blitz 20-02, NFL Blitz 20-03, NHL Hitz 20-03, Red Card Soccer, and SpyHunter for the GameCube and NFL Blitz 20-03 and SpyHunter for the GameBoy Advance.

        Home videogame gross profit increased $9,328,000 from $19,571,000 (35% of related revenues) for the nine months ended September 30, 2001 to $28,899,000 (26% of related revenues) for the nine months ended September 30, 2002. The increase in gross profit in the nine months ended September 30, 2002 as compared with the prior year's comparable period was due to the release of more new products in 2002 than in 2001. The revenues for the nine months ended September 30, 2002 were primarily comprised of videogames for the new platforms. Home videogame gross profit as a percentage of related revenues decreased from the prior year primarily due to a decrease in expected reorder sales of selected products in future periods causing the amortization of product development costs capitalized to be amortized over fewer units. Additionally, the decrease was caused by increased royalty costs incurred on sports products released during the nine months ended September 30, 2002 and increased price protection reserves. The increase in price protection reserves was primarily due to a decrease in expected reorders for sports products shipped on the Xbox and GameCube platforms during the nine months ended September 30, 2002.

        Research and development expense decreased $17,351,000 from $36,487,000 for the nine months ended September 30, 2001 to $19,136,000 for the nine months ended September 30, 2002. The decrease is primarily due to the increased amount of product development costs capitalized on new generation games and our exit from the coin-operated business. Product development costs of $49,774,000 and $15,705,000 were capitalized for the nine months ended September 30, 2002 and September 30, 2001, respectively. The increase in capitalized software development costs is due to more software development expenses being incurred after the point of technological feasibility. At that point, all related development costs subsequent to the establishment of technological feasibility are capitalized. The development activity and expenditures for home videogames have increased. This increased development activity represents investment for future revenue to be generated from video games for the new generation platforms. See Note 7 to the financial statements included in this report.

        Selling and marketing expense increased $3,081,000 from $20,563,000 for the nine months ended September 30, 2001 to $23,644,000 for the nine months ended September 30, 2002. The increase in selling and marketing expense related to the home video business was primarily due to a higher level of advertising to support the launch of new home videogame products on new platforms released for the nine months ended September 30, 2002.

        Administrative expense decreased $679,000 from $18,045,000 for the nine months ended September 30, 2001 to $17,366,000 for the nine months ended September 30, 2002. The nine months ended September 30, 2001 included $1,961,000 of goodwill amortization of which none was recorded for the nine months ended September 30, 2002 pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 5 to the financial statements included in this report. The remaining increase in administrative expenses included a number of items, including charges related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California (see Note 11 to the financial statements included in this report), legal expenses, expenses related to moving our European office, and recruiting and relocation expenses.

        Restructuring expense for the nine months ended September 30, 2002 of $1,210,000 is related to the consolidation of administrative operations located in Corsicana, Texas. For the nine months ended September 30, 2001 a restructuring charge of $6,846,000 was recorded related to the downsizing of the coin-operated videogame business. See Note 11 to the financial statements included in this report.

        Operating loss for the nine months ended September 30, 2002 was $31,625,000 compared with an operating loss of $62,850,000 for the nine months ended September 30, 2001. The decrease in the operating loss is primarily due to increased revenues from the release of products on new generation platforms, increased level of software development costs capitalized and the exit from the coin-operated videogame business.

        Midway provided no benefit for income taxes related to the loss for the nine months ended September 30, 2002 and 2001. Midway has been required under certain accounting interpretations to provide a valuation allowance against the deferred tax asset subsequent to December 31, 2000. This valuation allowance on the deferred tax asset generated primarily from operating losses will be included in income in future periods in which Midway returns to profitability. Midway's operating loss for the period resulted in increasing net operating loss carryforwards, which can be used to offset future taxable income. In addition, during the nine months ended September 30, 2002, Midway received tax refunds totaling $13,205,000 based on net operating loss carryback claims filed with the IRS and state taxing authorities. The $12,900,000 IRS tax refunds were the result of tax legislation enacted in March 2002 that now allows companies to carryback 2001 net operating losses five years where previously they could be carried back two years. The $305,000 state tax refunds were also the result of net operating loss carryback claims.

        Loss applicable to common stock was $48,665,000, or $1.07 per share, for the nine months ended September 30, 2002 compared with $64,053,000, or $1.70 per share, for the nine months ended September 30, 2001. Loss applicable to common stock for the nine months ended September 30, 2002 was increased by a $1,024,000 distributed dividend and a $18,484,000 imputed dividend on our Series B preferred stock or $0.43 per share. The majority of the $18,484,000 imputed dividend was the result of investors converting $42,000,000 of preferred stock into common stock, accelerating the recognition of imputed preferred stock dividends (i.e. non-cash dividends) that otherwise would have been recognized in subsequent periods. Loss applicable to common stock for the nine months ended September 30, 2001 was increased by a $665,000 distributed dividend and a $2,329,000 imputed dividend on our Series B preferred stock or $0.08 per share.

Critical Accounting Policies

Price protection, returns and discounts

        We record an allowance for price protection, returns and discounts at each balance sheet date. We base these allowances on expected trends and estimates. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) expected sell through rates for particular games; (c) expected rates of requests for such credits; (d) specific identification of problem accounts; and (e) exposure with major customers. Changes in these factors could result in variance in the amount of allowance required. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then Midway may incur additional charges. Since these allowances are developed through a charge to net sales, increases in these allowances could reduce net sales by an amount greater than expected.

Deferred tax assets

        Midway provided a valuation allowance for the realization of a portion of the deferred tax assets, resulting primarily from tax loss carryforwards. There is a net deferred tax asset recorded in the Company's records at September 30, 2002. Management assessed whether it is more likely than not that these net deferred tax assets will be realized. Management determined that the recorded amount would likely be realized. The basis for this determination is the expectation of future taxable income in the next three calendar years. In the absence of sufficient taxable income, all or a portion of these net assets may not be realized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4. Controls and Procedures

        As of a date within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the material information required to be disclosed in our filings under the Securities Exchange Act of 1934, is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation performed by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II
Other Information

Item 1. Legal Proceedings

        The wrongful death action brought against us and other companies entitled James, et al. v. Meow Media, et al. is discussed in our Transition Report on Form 10-K for the six-month transition period ended December 31, 2001. On August 13, 2002, the United States Court of Appeals for the Sixth Circuit affirmed the trial court's dismissal of all actions.

        The wrongful death action brought against us and other companies entitled Sanders, et al. v. Meow Media, et al. is discussed in our Transition Report on Form 10-K for the six-month transition period ended December 31, 2001. Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Tenth Circuit on April 5, 2002. The parties have agreed to a stipulation to dismiss the appeal with prejudice. We expect the stipulation to be filed with the Court within thirty days.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 22, 2001 (the "5/22/01 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
10.1	Fifth Amendment dated as of October 9, 2002 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

(1)
Current report on Form 8-K filed October 30, 2002, reporting under Items 5 and 7.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
Dated: November 13, 2002	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President—Chief Financial Officer Principal Financial and Chief Accounting Officer

CERTIFICATIONS

        I, Neil D. Nicastro, Chief Executive Officer of Midway Games Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Midway Games Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ NEIL D. NICASTRO Neil D. Nicastro Chief Executive Officer

        I, Thomas E. Powell, Chief Financial Officer of Midway Games Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Midway Games Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ THOMAS E. POWELL Thomas E. Powell Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 22, 2001 (the "5/22/01 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
10.1	Fifth Amendment dated as of October 9, 2002 to Credit Agreement dated as of September 20, 2000 among the Registrant and Bank of America N.A., among other lenders.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

MIDWAY GAMES INC. INDEX
Part I—Financial Information
  Item 1—Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signature
CERTIFICATIONS
EXHIBIT INDEX