Form 10-K
period 2002-12-31
MIDWAY GAMES INC
filed 2003-03-28
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission File Number 1-12367

MIDWAY GAMES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2906244 (I.R.S. Employer Identification No.)
2704 West Roscoe Street, Chicago, Illinois (Address of principal executive offices)	60618 (Zip Code)

Registrant's telephone number, including area code: (773) 961-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Stock Purchase Rights pursuant to Rights Agreement	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the 45,258,294 shares of Common Stock held by non-affiliates of the registrant on March 19, 2003 was $150,257,536. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of Common Stock outstanding, excluding 2,930,000 shares held as treasury shares, was 46,469,310 shares.

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "Midway" mean Midway Games Inc., a Delaware corporation, and its subsidiaries. The term "common stock" means our common stock, $.01 par value, and the term "preferred stock" means our Series B Convertible Preferred Stock, $.01 par value, unless the context indicates a different meaning. References to "fiscal year" for 2002 or later refer to our new fiscal year ending on December 31. References to "transition period" in this report are to the six-month transition period beginning on July 1, 2001 and ended on December 31, 2001. Other references to "fiscal year" in this report are to the fiscal years ended June 30 of each year prior to or ended on June 30, 2001.

        Midway® is our registered trademark. Our product names mentioned in this report are also our trademarks, except where we license them. Other product names mentioned in this report are the trademarks of their respective owners.

        This report contains "forward-looking statements," within the meaning of the federal securities laws. These statements may be found throughout this report, particularly in the materials set forth under "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. These statements describe our plans, strategies and goals and our beliefs concerning future business conditions and our business outlook based on currently available information. Where possible, we have identified these statements by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar words, although some forward-looking statements are expressed differently. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry and the risks more fully described under "Item 1. Business—Risk Factors." We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Over the years, we have released many successful videogames, including Mortal Kombat, a line of games that has sold over 20 million copies, MLB SlugFest, SpyHunter, NHL Hitz, Ready 2 Rumble Boxing, Hydro Thunder, San Francisco Rush Extreme Racing, NFL Blitz, Area 51, Cruis'n USA, NBA Jam, Rampage, Gauntlet, Joust, Defender, Centipede, Asteroids and Pong.

        In fiscal 2002, we released 42 videogames (directly, or under licensing arrangements, including all platforms). During the transition period, we released 12 videogames (directly, or under licensing arrangements, including all platforms). In fiscal 2001, we released 29 videogames (directly or under licensing arrangements, including all platforms). For information about our revenues, assets and results of operations, see our financial statements included near the end of this report, and "Item 6. Selected Financial Data."

        Midway is a Delaware corporation formed in 1988. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available through our website as soon as reasonably practicable after we electronically file such materials with the SEC. Our website is located at www.midway.com. Information contained on our website is not a part of this report.

  Industry Overview

        The interactive entertainment industry is comprised of game hardware manufacturers and videogame software publishers. Home videogame software is played on game hardware platforms, including home game consoles which connect to a television set, self-contained handheld platforms and personal computers.

        Historically, a new generation of more technologically advanced game consoles has reached the market every four to five years. Each new generation, or cycle, of hardware has resulted in larger numbers of consoles being purchased than the previous cycle, resulting in a progressively larger "installed base" of hardware platforms. At the beginning of each cycle, during the period of rapid growth in the installed base of the new generation of consoles, the interactive entertainment software industry has historically experienced periods of rapid expansion, as buyers purchase videogames for their new consoles. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, sales of the older generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games.

        The industry recently completed a transition from 32- and 64-bit home game consoles to the new more powerful generation of game consoles, with the release of Sony's PlayStation 2 in 2000 and the release of the Nintendo GameCube and Microsoft Xbox in 2001. Similarly, the 8-bit Game Boy Color handheld platform has been succeeded by the 32-bit Game Boy Advance, introduced in 2001.

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

        Software for game platforms is sold generally by mass merchandise retailers, such as Wal-Mart and Toys-R-Us, or by regional retailers, discount store chains, video rental retailers, software specialty retailers and entertainment software distributors. Software publishers either distribute their products directly to these retailers or sell them through national distributors.

Our Business Strategy

        Highlights of our business strategy include:

        Develop games for multiple new generation game platforms.    We are focusing on developing games for play on all the new platforms. The processing power of the new platforms allows for faster, more complex graphics and superior game design capabilities compared to the older platforms. We currently have over 90 new products in various stages of development for the new generation of platforms.

        Leverage our proven franchises and library value.    Many of our games have been best-sellers. We continue to hold these properties as valuable assets that may be leveraged in the future. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Mortal Kombat, Spy Hunter, Gauntlet, NFL Blitz, NHL Hitz, MLB SlugFest, Rampage, Cruis'n USA, San Francisco Rush Extreme Racing and Ready 2 Rumble Boxing.

        Our most successful and profitable videogame franchise has been Mortal Kombat with over 20 million units sold. We have also licensed two television and two film adaptations of Mortal Kombat and granted merchandising licenses for toys, clothing, comic books, strategy guides and other product lines. We released a new sequel in the Mortal Kombat series, Mortal Kombat: Deadly Alliance, in the fourth quarter of 2002 and this was our top selling game of fiscal 2002.

        We have also leveraged our large library of "hit" titles by releasing "arcade classics" collections and entering into syndication agreements. We have released 12 collections of arcade classic games for home consoles and nine arcade classic products for handheld platforms. Midway controls the intellectual property rights to hundreds of classic videogame titles, including titles originally released under the Midway, Williams and Atari brands. A number of these classic titles have been licensed for play on a variety of gaming mediums, including websites, interactive television, cellular telephones and other handheld wireless devices. We believe that we can continue to leverage our library of classic titles to produce additional successful titles in the future.

        Continue to expand our sports category.    We have enjoyed strong sales from our line of sports games. Our titles in this popular category, such as NFL Blitz, NHL Hitz, MLB SlugFest, NBA Hoopz and Ready 2 Rumble Boxing, are characterized by extreme game play and the superhuman abilities of the characters in these games, which we refer to as "over-the-top" sports entertainment. We believe our "over-the-top" style makes these games popular among sports videogame fans. We are planning to release new versions of these "over-the-top" games for various sports, including baseball, football, basketball and hockey, in 2003.

        Strategic management of our in-house development group.    We seek to enhance and retain our large in-house development staff, employing approximately 345 individuals who work in teams to create our games. Our creative teams have a long history of developing successful titles. We believe that employing in-house developers provides us with the following advantages over competitors that rely more heavily on third-party developers:

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

        Expand international sales.    We believe that we can expand our presence in foreign markets. In fiscal 2000, we opened an office in the United Kingdom to conduct sales of our products in Europe and Australia. To further expand our international presence, we are developing titles that we believe will have a global appeal.

Products

        We sell games for all of the major videogame platforms, including the PlayStation 2, Xbox, GameCube and Game Boy Advance platforms. We currently have over 90 new products in various stages of development. Our revenues from home videogames are show in "Item 6. Selected Financial Data." Most of our home videogames have suggested retail prices ranging from $39.95 to $49.95. Suggested retail prices for Game Boy Advance games are usually between $29.95 and $34.95.

2002 Videogame Releases

        During fiscal 2002, we released the following videogames:

Game	Category	Platform(s)
NFL Blitz 20-02	Sports	PlayStation 2; Xbox; GameCube
SpyHunter	Action	Xbox; GameCube; Game Boy Advance
Gauntlet Dark Legacy	Action	GameCube; Xbox; Game Boy Advance
Fireblade	Action	PlayStation 2; Xbox; GameCube
Gravity Games Bike: Street. Vert. Dirt.	Sports	PlayStation 2; Xbox
Legion: Legend of Excalibur	Adventure	PlayStation 2
MLB SlugFest 20-03	Sports	PlayStation 2; Xbox; GameCube
Red Card Soccer	Sports	PlayStation 2; Xbox; GameCube
NFL Blitz 20-03	Sports	PlayStation 2; Xbox; GameCube; Game Boy Advance
NHL Hitz 20-03	Sports	PlayStation 2; Xbox; GameCube; Game Boy Advance
Defender	Action	PlayStation 2; Xbox; GameCube; Game Boy Advance
Dr. Muto	Adventure	PlayStation 2; Xbox; GameCube
Haven: Call of the King	Adventure	PlayStation 2
Justice League of America	Action	Game Boy Advance
Mortal Kombat: Deadly Alliance	Fighting	PlayStation 2; Xbox; GameCube; Game Boy Advance

Transition Period Videogame Releases

        During the transition period, we released the following videogames:

Game	Category	Platform(s)
SpyHunter	Action	PlayStation 2
NHL Hitz 20-02	Sports	PlayStation 2; Xbox; GameCube
Arctic Thunder	Driving	PlayStation 2; Xbox
NFL Blitz 20-02	Sports	Game Boy Advance
Shadow Hearts	Adventure	PlayStation 2
Cruis'n Velocity	Driving	Game Boy Advance
Arcade's Greatest Hits	Action	Game Boy Advance
Rampage Puzzle Attack	Puzzle	Game Boy Advance
Mortal Kombat Advance	Fighting	Game Boy Advance

2001 Videogame Releases

        During fiscal 2001, we released the following videogames:

Game	Category	Platform(s)
Army Men Sarge's Heroes	Action	Dreamcast
CART Fury	Driving	PlayStation 2
Cruis'n Exotica	Driving	Nintendo 64; Game Boy Color
Destruction Derby Raw	Driving	PlayStation
Formula One 2000	Driving	PlayStation
Gauntlet Dark Legacy	Action	PlayStation 2
Greatest Arcade Hits Vol. 1	Classic	Nintendo 64
Muppet Monster Adventure	Action	PlayStation
Muppet Race Mania	Driving	PlayStation
NBA Hoopz	Sports	PlayStation 2; Dreamcast; PlayStation; Game Boy Color
NFL Blitz 2001	Sports	Dreamcast; Game Boy Color; Nintendo 64; PlayStation
Ready 2 Rumble Boxing: Round 2	Sports	PlayStation 2; Dreamcast; PlayStation; Nintendo 64; Game Boy Advance
Rollcage Stage 2	Driving	PlayStation
San Francisco Rush 2049	Driving	Dreamcast; Game Boy Color; Nintendo 64
Stunt Racer 3000	Driving	Nintendo 64
Team Buddies	Action	PlayStation

Product Development

        We seek to develop videogames that are action-packed and exciting, and which provide sufficient challenge at various levels of proficiency to encourage repeated play. Our game development personnel are organized into teams. The producers manage the work of the other team members and are responsible for the overall design of the game. Each concept is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits within our general strategy and profitability objectives. Our management team meets regularly to formally review and evaluate the progress and quality of each title in development.

        The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. We believe that this environment, together with a compensation structure that rewards design teams for the success of their games, enables us to attract and retain game designers that are among the best in the industry.

        The designers are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. We have developed and acquired a substantial library of proprietary software and development tools. Use of these tools streamlines the development process, allowing members of the development teams to focus their efforts on the play and simulation aspects of the product under development. We have also developed software tools to expedite conversion of software from one hardware format to another and to provide sound and special visual effects. We continually create and acquire new software and development tools and refine and upgrade our existing tools.

        Development of a new videogame generally takes 18 to 24 months or longer and generally costs between $2.0 million and $7.0 million, depending on the specific software requirements. Because of the increasingly complex technology and software involved, both the time and cost to develop games have increased during the past few years. We believe that we can generate significant incremental revenue from our games by introducing them on additional platforms at a much lower cost than the development cost for introducing the game on the first platform. Converting an existing game from one platform to another generally takes three to 12 months, which period may overlap with the development period of the original version of the game, and costs at least $300,000. We use both our own personnel and independent third parties to develop and convert videogames.

        We are generally obligated to submit games to the platform manufacturers for approval prior to publishing a game for their platforms. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.

        We incurred research and development expenses of $25.0 million in fiscal 2002, compared to $61.6 million in fiscal 2001 and $67.7 million in fiscal 2000. During the transition period, we incurred research and development expenses of $12.8 million. See Note 7 to the financial statements in this report for information about capitalized development costs.

        From time to time, we have purchased distribution rights to games under development by third parties for various home videogame platforms. Some of these games are sequels to games which have previously been successfully released. From time to time we may also purchase the right to adapt and market games owned by third parties from one platform to another, where we believe that success on the original platform suggests a probability of success on the other platform.

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

Marketing and Distribution

        We market videogames for play on home and handheld platforms under the Midway trademark. We market through our internal sales staff and through independent sales representatives to over 20,000 stores, including:

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

        Our principal customers for home videogames are mass merchandisers such as Wal-Mart and Toys "R" Us. Sales to our largest customer in fiscal 2002, Wal-Mart, represented 14.5% of our total revenues in fiscal 2002. Sales to our second largest customer in fiscal 2002, Toys "R" Us, represented 11.6% of our total revenues in fiscal 2002. We warrant our videogames for a period of 90 days.

        Our distribution efforts are supported by marketing programs, which emphasize product awareness, brand recognition, dealer merchandising opportunities and celebrity endorsements. Our marketing activities include television and print advertising, retail store promotions, direct mailings, user support programs and our website. We also utilize a store-oriented marketing approach which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. We provide technical support for our home products through a customer support department, which is staffed by personnel trained to respond to customer inquiries.

        Our office in the United Kingdom sells both through distributors and directly to retailers in Europe and Australia. See Note 1 to the financial statements in this report for additional information regarding our foreign revenues.

Manufacturing

        The manufacturers of the home and handheld game platforms manufacture our videogames for us, either themselves or through their designees, as required by the applicable platform license. Platform manufacturers retain the right to approve the games to be released under manufacturing and licensing arrangements. The platform manufacturers charge us a fixed amount for each software disc or cartridge that they manufacture or a royalty if third parties perform the manufacturing. This charge generally includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's trademarks and proprietary information and technology. The platform manufacturer may change its fee amount without our consent. We are responsible in most cases for resolving, at our expense, any applicable warranty or repair claim. To date, we have not experienced any material costs from warranty or repair claims.

        Production is based upon estimated demand for each specific title. The level of the inventory of finished goods depends upon anticipated market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product and, for one platform manufacturer, an irrevocable letter of credit for 100% of the purchase price. Most of our products are manufactured for us on an "as is" and "where is" basis, and delivery is at our expense and risk. Initial orders generally require seven to 45 days to manufacture depending on the platform. Reorders of disc-based products generally require only seven to 14 days to manufacture, while reorders of cartridge-based products require approximately 30 to 40 days to manufacture. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of the manufacturer. Only the Nintendo Game Boy Advance uses cartridges, while the new generation home consoles are all disc-based.

        We lease a warehouse facility in Dallas, Texas, from which we distribute our videogames to North America. Some products are imported into the United States, cleared by customs and transferred to our warehouse facility, where they are unpacked and shipped to our customers. At times, some components of our products are assembled into finished products for us by third parties prior to their transfer to our warehouse facility. We participate in the electronic data interchange program maintained by most of our large customers for home games. We generally fill re-orders from inventory within two days. As a result, our videogames traditionally have no backlog of orders.

        We sometimes provide replacements, markdowns or other credits on varying terms to customers holding slow-moving inventory of our home videogames. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See "Item 1. Business—Risk Factors—Product returns and price adjustments could exceed our reserves".

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

        Upon expiration of a platform license, we usually have a limited period to sell off our inventory subject to that license, after which time any remaining inventory is generally required to be destroyed. Nintendo, Microsoft and Sony are among the largest publishers of software for use on their respective systems, and they compete directly with us. See "Risk Factors—We depend on game platform manufacturers" below.

        Intellectual Property Licenses.    While we develop original proprietary games, some of our games are licensed from third party developers or based on trademarks and other rights and properties owned by third parties, such as the National Basketball Association, National Hockey League, Major League Baseball and the National Football League or various players' associations. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and to advance payment against these guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of a material breach by us, including failure to pay any amounts owing to the licensor in a timely manner, and other events. Some licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to leverage the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

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

        We have hundreds of trademark registrations worldwide for our games, and we apply for trademark protection for all of our game titles, other than those licensed from third parties. Notwithstanding our patent, copyright and trademark protection, preventing and/or bringing infringement actions against unauthorized duplication of software products is difficult and costly.

        Each game also includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of some of our titles are owned by third parties and licensed to us. We rely on these third parties for protection of our licensed intellectual property rights. Their failure to adequately protect these rights could have a material adverse effect on us.

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

Competition

        The interactive entertainment software business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. The principal factors of competition in our industry are the ability to:

  •
  select and develop popular titles;

  •
  identify and obtain rights to commercially marketable intellectual properties; and

  •
  adapt products for use with new technologies.

        Successful competition in our market is also based on:

  •
  price;

  •
  access to retail shelf space;

  •
  product quality;

  •
  product enhancements;

  •
  brand recognition;

  •
  marketing support; and

  •
  access to distribution channels.

        We compete with Nintendo, Microsoft and Sony, who publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Acclaim, Activision, Capcom, Eidos, Electronic Arts, Infogrames, Konami, Lucas Arts, Namco, Sega, Take-Two Interactive, THQ, 3DO and Ubi Soft, among others. We face additional competition from the entry of new companies, including large diversified entertainment companies, into our market.

Coin-operated Products

        Until June 2001, we sold coin-operated videogames under the Midway trademark. Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market, in June 2001 we decided to exit the coin-operated amusement games business, and to discontinue developing and manufacturing coin-operated videogame products. Our revenues from coin-operated videogames are shown in "Item 6. Selected Financial Data".

Seasonality

        The home videogame business is highly seasonal and historically has resulted in higher revenues and operating profit in the quarters ended September 30 and December 31 due to customer purchases preceding the year-end retail holiday selling season.

Employees

        As of March 19, 2003, we had approximately 550 employees, approximately 345 of whom are members of our development staff. We believe that our relations with our employees are satisfactory.

Risk Factors

        Some of the risks and uncertainties that may cause our operating results to vary from anticipated results or which may materially and adversely affect our operating results or the value of our common stock are listed below. There may be other important risk factors that we have not recognized.

We have experienced recent operating and net losses, and we may incur future losses.

        Midway has not reported a net or operating profit since the second quarter of fiscal 2000. We reported an operating loss in fiscal 2002 of $52.3 million, in fiscal 2001 of $78.4 million and in fiscal 2000 of $20.9 million. We also reported an operating loss in the transition period of $6.9 million. We believe that our losses have been primarily attributable to:

  •
  a weakness in the home videogame industry during the transition to the new generation of home videogame platforms;

  •
  our transition strategy to discontinue games under development for older platforms and concentrate instead on the development of games for these new platforms;

  •
  a decline in the market for coin-operated videogames in fiscal 2000 and 2001;

  •
  a tendency for retailers and consumers to only order and purchase top-tier videogames during late 2002; and

  •
  slower than expected sales of some of our games in fiscal 2002.

        We cannot assure you that we will become profitable again.

We depend on market acceptance of new products.

        Our success depends on generating revenue from new products. Videogame products typically have market life spans of only three to 12 months. Our new products may not achieve and sustain market acceptance during the short life cycle sufficient to generate revenue to recover our investment in developing the products and to cover our other costs. The cost of developing new games for the new generation of platforms is generally between $2 million and $7 million. The cost of converting an existing game from one platform to another is at least $300,000. If our new products fail to gain market acceptance, our operating results and financial condition would be adversely affected.

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

  •
  peak demand during the year-end retail holiday selling season;

  •
  changes in our pricing policies and those of our competitors;

  •
  the accuracy of the forecasts of consumer demand made by retailers and by us; and

  •
  the timing of orders from major customers, order cancellations and delays in shipment.

        Our purchasing and marketing levels are based, in part, on our expectations regarding future sales. As a result, operating results in any particular quarter may be adversely affected by a decrease in sales or a failure to meet our sales expectations in that quarter.

We may need to seek additional capital.

        If we continue to generate operating losses, our working capital and cash resources may not be adequate. This may cause us to seek additional capital, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments. If we seek financing through the sale of equity securities, our current stockholders may suffer dilution in their percentage ownership of common stock. Additionally, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available.

Our market is highly competitive.

        The interactive entertainment software business is highly competitive. Our ability to compete successfully in this market is based, in large part, upon our ability to:

  •
  select and develop popular titles;

  •
  identify and obtain rights to commercially marketable intellectual properties; and

  •
  adapt products for use with new technologies.

        Successful competition in our market is also based on:

  •
  price;

  •
  access to retail shelf space;

  •
  product quality;

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

        We sometimes accept product returns and sometimes provide replacements, markdowns or other credits to customers that hold slow-moving inventory of our home videogames. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns. These reserves are established according to estimates of the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. If product returns, markdowns and credits exceed our reserves, our operating results and financial condition could be adversely affected.

We depend on game platform manufacturers.

        We sell our products for use on proprietary game platforms manufactured by other companies. We depend upon these companies for the following reasons:

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

        Because these manufacturers compete against us in the videogame publishing markets, they could be motivated to give preference to their own products over ours in product approval and manufacturing, in promotion and in granting licenses to us for products that might compete with their products.

We depend on third parties to manufacture our products.

        We depend on third parties, including the platform manufacturers, to manufacture our products. Manufacturing delays or interruptions could cause delays or interruptions in product delivery. If any significant delays occur, we may not achieve anticipated revenues. This is particularly true if any of our products miss an important selling season. Unanticipated price changes from these manufacturers also could adversely affect us.

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

        Some of our games are based on properties or trademarks owned by third parties, such as Major League Baseball, the National Basketball Association, National Hockey League and National Football League or various players' associations. Our future success may depend upon our ability to maintain existing licenses and to acquire additional licenses for popular intellectual properties. There is competition for these licenses, and we may not be successful in maintaining or acquiring intellectual property rights with significant commercial value.

        Our intellectual property licenses generally require that we submit new products developed under licenses to the licensor for approval prior to release. This approval is generally discretionary. Rejection or delay in approval of a product by a licensor could prevent us from selling the product. As a result, we might not recover our investment in the product. The owners of intellectual property licensed by us generally reserve the right to protect the intellectual property against infringement. If any of these owners fails to protect its own, or infringes someone else's, intellectual property, it could have a material adverse effect on us.

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

Sumner Redstone and Phyllis Redstone together control 36.6% of our common stock and may dispose of it at any time.

        Based on his most recent public report filed on January 2, 2003, Sumner Redstone owns, individually and through his affiliate, a total of 13,324,053 shares, or 28.7%, of our currently outstanding common stock. Mr. Redstone's former wife, Phyllis Redstone, owns a total of 3,659,783 shares, or 7.9%, of our currently outstanding common stock, based on her most recent public report filed on October 1, 2002. Mr. Redstone or Mrs. Redstone could sell some or all of these shares at any time on the open market or otherwise. The sale either by Mr. Redstone or Mrs. Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock. Although Mr. Redstone and Mrs. Redstone have each stated that they have no plans to acquire control of Midway, they could change their positions or could sell their stock to a person who wishes to acquire control of Midway. Such a person may not agree with our business strategies and goals. These substantial interests in Midway could discourage a third party from making an acquisition of Midway favorable to our other stockholders.

Shares available for sale in the future could have an adverse effect on the market price of our common stock.

        We have 100,000,000 authorized shares of common stock, of which 49.4 million shares were issued and outstanding as of March 19, 2003. As of that date, another 11.8 million shares were reserved for issuance under our stock option plans, 1.7 million shares are issuable under outstanding warrants, and 1.2 million additional shares are issuable under convertible preferred stock at the current conversion price of $10.60.

        If the preferred stock is not converted at the election of the holders prior to November 22, 2003, however, we will be required to redeem the preferred stock in cash, unless we have elected, at least 125 trading days prior to November 22, 2003, to convert all or some of the shares of preferred stock into common stock at a conversion price that will be based on the average trading price of our common stock over a measuring period provided for by the terms of the convertible preferred stock. Assuming that the average trading price of our common stock during the measuring period is the same as the common stock's closing price on March 19, 2003, or $3.32 per share, and assuming that we elect to convert all of the preferred stock into common stock, then we would be required to issue approximately 4.0 million shares of common stock on November 22, 2003.

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

        We have 1,312.5 shares of Series B Convertible Preferred Stock outstanding, which were issued in a private placement. The shares of preferred stock are convertible into common stock until November 21, 2003, subject to limited redemption rights. These preferred shares are convertible at a conversion price of $10.60 per share into a total of 1,238,208 shares of common stock, subject to anti-dilution adjustments. If we elect to convert the preferred shares into common stock on the maturity date, and assuming that the average trading price of our common stock during the conversion price measuring period is the same as the common stock's closing price on March 19, 2003, or $3.32 per share, then we would be required to issued approximately 4.0 million shares of common stock on

November 22, 2003. We also issued three-year warrants to purchase 1,050,000 shares of common stock and five-year warrants to purchase 555,161 shares of common stock, exercisable at $9.33 per share, subject to anti-dilution adjustments. Finally, we issued five-year warrants to purchase 123,821 shares of common stock, exercisable at $10.60 per share, subject to anti-dilution adjustments.

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

        As of March 19, 2003, we had outstanding options to purchase an aggregate of 8.7 million shares of common stock. Our stock options are generally exercisable for a period of nine years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale. Such exercises may have an adverse effect on the market price of our common stock. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of common stock.

Effects of anti-takeover provisions could inhibit the acquisition of Midway.

        Our Board of Directors or management could use several charter or statutory provisions and agreements as anti-takeover devices to discourage, delay or prevent a change in control of Midway. The use of these provisions and agreements could adversely affect the market price of our common stock:

        Blank Check Preferred Stock.    Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the Board of Directors. Accordingly, our Board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Other than the 1,312.5 shares of our Series B Convertible Preferred Stock owned by the preferred stockholders, our Board has no current plans, agreements or commitments to issue any shares of preferred stock.

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

Item 2. Properties.

        Our principal corporate office is located at 2704 West Roscoe Street, Chicago, Illinois, in premises which we recently purchased from WMS Industries Inc. See "Item 13. Certain Relationships and Related Transactions." Our design and development studios are located in facilities in San Diego, California, and in Chicago, Illinois. We principally conduct our sales and marketing operations out of offices in Milpitas, California and London, England. We also lease a warehouse and distribution facility in Dallas, Texas. With the exception of our principal corporate office and some surrounding parking lots, all of our properties are leased. See Note 12 to the financial statements in this report for additional information regarding our lease commitments.

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

        The action was dismissed against all defendants by order entered April 6, 2000. On August 13, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court's dismissal of all actions. On January 21, 2003, the United States Supreme Court entered an order denying the plaintiffs' Petition for a Writ of Certiorari. Plaintiffs have now exhausted all appeal possibilities, and this matter has ended.

        On April 19, 2001, a class action was commenced against us and other companies by individuals representing the victims (parents, teachers, students living, injured and deceased) of the shootings by Eric Harris and Dyland Klebold on April 20, 1999 at Columbine High School in Jefferson County, Colorado. The action, entitled Sanders, et al. v. Meow Media, et al., was brought in the U.S. District Court for the District of Colorado, Civil Action No. 01—0728 against 25 defendants. The defendants include 18 companies in the videogame business, five companies that produced or distributed the movie "The Basketball Diaries" and two companies that allegedly provided obscene Internet content. The complaint alleges, with respect to Midway and other videogame companies, that Harris and Klebold, then 17 years old, were influenced by the allegedly violent content of unspecified videogames and that the videogame manufacturers and suppliers are liable for Harris' and Klebold's conduct. The complaint seeks up to $10 million in compensatory damages for each of the members of the plaintiff class and $5 billion in punitive damages and relief "necessary to correct the abuses of the violent videogame industry & its marketing of these wares to children." On March 4, 2002, the court entered an opinion and order dismissing plaintiff's complaint in its entirety as to Midway and the other defendants. Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Tenth Circuit on April 5, 2002. The parties have stipulated to a dismissal agreement, which was filed with the U.S. Court of Appeals for the Tenth Circuit. Accordingly, the appeal in the U.S. Court of Appeals for the Tenth Circuit was dismissed on December 10, 2002. This matter is now concluded.

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

        Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock trades publicly on the NYSE under the symbol MWY. The following table shows the high and low sales prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low
2000
Third Quarter	$10.50	$6.25
Fourth Quarter	9.00	6.13
2001
First Quarter	$8.00	$6.77
Second Quarter	18.50	6.55
Third Quarter	18.50	10.80
Fourth Quarter	17.48	11.84
2002
First Quarter	$15.25	$10.30
Second Quarter	14.49	8.05
Third Quarter	8.31	3.72
Fourth Quarter	7.44	3.72
2003
First Quarter (through March 19, 2003)	$4.65	$2.86

         On March 19, 2003, there were approximately 1,100 holders of record of our common stock.

        No cash dividends with respect to the common stock were declared or paid during fiscal 2001, the transition period or fiscal 2002. Under the agreements with our bank and with our preferred stockholders, we are prohibited from paying cash dividends on the common stock. We plan to retain any earnings from operations to fund our business.

Item 6. Selected Financial Data.

(In thousands, except per share amounts)

			Six-Months Ended December 31,			Years Ended June 30,
SELECTED OPERATING DATA	Year Ended December 31, 2002
			2001		2000(1)	2001(1)		2000(1)		1999(1)		1998(1)
					unaudited
Revenues
Home video	$190,412		$68,113		$89,440	$117,328		$229,691		$217,890		$229,732
Coin-operated video	1,445		3,942		34,830	50,880		104,174		133,905		161,498

Total revenues	191,857		72,055		124,270	168,208		333,865		351,795		391,230
Gross profit	49,158		35,182	(5)	40,872	46,405		126,539		136,227		169,847
Operating income (loss)(3)	(52,265	)(2)	(6,947	)(5)	(21,824)	(78,363	)(6)	(20,881)		8,328	(9)	65,075
Income (loss) before tax	(48,346)		(5,847)		(20,739)	(76,256)		(19,580	)(8)	9,914		68,022
Provision (credit) for income taxes(7)	5,477	(4)	—		(7,777)	(7,777)		(7,539)		3,767		25,900
Net income (loss)	(53,823)		(5,847)		(12,962)	(68,479)		(12,041)		6,147		42,122
Preferred stock dividends:
Distributed	1,159		1,043		—	184		—		—		—
Imputed	18,636	(10)	3,515		—	672		—		—		—

Earnings (loss) applicable to common stock	$(73,618)		$(10,405)		$(12,962)	$(69,335)		$(12,041)		$6,147		$42,122

Basic and diluted earnings (loss) per share of common stock	$(1.61)		$(0.27)		$(0.34)	$(1.84)		$(0.32)		$0.16		$1.10
Average number of shares outstanding	45,586		38,413		37,711	37,719		37,869		37,597		38,481
SELECTED BALANCE SHEET DATA
Total assets	$201,400		$246,405		$173,859	$156,219		$186,575		$219,259		$227,423
Working capital	98,263		146,885		77,088	71,406		98,993		119,848		117,168
Redeemable convertible preferrred stock	12,571		35,949		—	20,667		—		—		—
Stockholder's equity	139,967		180,583		147,455	111,828		160,355		177,576		176,649

(1)
Certain amounts have been reclassified to reflect current period presentation.

(2)
We incurred selling and marketing expenses and administrative expenses totaling $873,000 during fiscal 2002 relating to the closing of administrative facilities located in Corsicana, Texas. We incurred restructuring and other charges totaling $10,621,000 during fiscal 2002 relating primarily to the consolidation of product development operations in California and the closing of the Corsicana, Texas facility. See Note 11 to the financial statements included in this report.

(3)
Administrative expense includes amortization of goodwill for the six-months ended December 31, 2000 and fiscal 2001, 2000, 1999 and 1998 and none for fiscal 2002 and the six-months ended December 31, 2001. See Note 2 to the financial statements included in this report.

(4)
We incurred $5,390,000 of deferred income tax expense resulting from the revaluation of net deferred tax assets. We also incurred $87,000 of current foreign income tax expense. See Note 5 to the financial statements included in this report.

(5)
The six-months ended December 31, 2001 contains a net reversal of restructuring and other charges of $880,000 related to the coin-operated videogame business. See Note 11 to the financial statements included in this report.

(6)
Fiscal 2001 contains restructuring and other charges totaling $12,527,000 relating to exiting the coin-operated videogame business. No income tax benefit was recorded for the restructuring expense. See Note 11 to the financial statements included in this report.

(7)
After December 31, 2000 we have not provided an income tax benefit due to the establishment of a valuation reserve on our deferred tax assets.

(8)
Fiscal 2000 loss before tax provision includes fourth quarter charges related to market conditions and asset realization of $25,979,000 or $16,151,000 on an after-tax basis.

(9)
Fiscal 1999 operating income includes charges for settlement of litigation, restructuring and other unusual items of $13,023,000 that reduced net income on an after-tax basis by $8,074,000.

(10)
Fiscal 2002 includes the accelerated recognition of imputed (non-cash) preferred stock dividends related to the conversion of $42,000,000 of preferred stock into common stock. See Note 8 to the financial statements included in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Effective December 31, 2001, Midway changed its fiscal year from a fiscal year ending on June 30 to a fiscal year ending on December 31. This report covers the year ended December 31, 2002, referred to as "fiscal 2002", as well as required prior periods. All references below to the twelve-months ended December 31, 2001 and six-months ended December 31, 2000 are unaudited. Years ended June 30, 2001 and 2000 are referred to as "fiscal 2001" and "fiscal 2000."

Results of Operations

        The following table sets forth, for the periods indicated, certain items in or derived from Midway's consolidated statements of operations expressed as a percentage of revenues:

		Six-Months Ended December 31,		Year Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
			unaudited
Revenues
Home video	99.2%	94.5%	72.0%	69.8%	68.8%
Coin-operated video	0.8%	5.5%	28.0%	30.2%	31.2%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.4%	51.2%	67.1%	72.4%	62.1%

Gross profit	25.6%	48.8%	32.9%	27.6%	37.9%
Research and development expense	13.0%	17.8%	25.0%	36.6%	20.3%
Selling and marketing expense	22.7%	26.6%	16.8%	19.3%	17.0%
Administrative expense	11.6%	13.8%	8.7%	14.2%	6.6%
Restructuring and other expense	5.5%	0.2%	—	4.1%	0.3%

Operating loss	(27.2)%	(9.6)%	(17.6)%	(46.6)%	(6.3)%
Interest income and other expense, net	2.0%	1.5%	0.9%	1.3%	0.4%

Loss before tax	(25.2)%	(8.1)%	(16.7)%	(45.3)%	(5.9)%
Provision (credit) for income taxes	2.9%	—	(6.3)%	(4.6)%	(2.3)%

Net loss	(28.1)%	(8.1)%	(10.4)%	(40.7)%	(3.6)%

Fiscal 2002 Compared with Twelve-Months Ended December 31, 2001

        The following table sets forth our operating results in dollars and expressed as a percentage of revenue for fiscal 2002 and the comparable twelve-months ended December 31, 2001 (dollars in thousands):

	Twelve-Months Ended December 31,
	2002		2001
			unaudited
Revenues
Home video	$190,412	99.2%	$96,001	82.8%
Coin-operated video	1,445	0.8%	19,992	17.2%

Total revenues	191,857	100.0%	115,993	100.0%
Cost of sales
Home video	142,086	74.1%	57,811	49.8%
Coin-operated video	613	0.3%	17,467	15.1%

Total cost of sales	142,699	74.4%	75,278	64.9%

Gross profit	49,158	25.6%	40,715	35.1%
Research and development expense	25,007	13.0%	43,406	37.4%
Selling and marketing expense	43,603	22.7%	30,745	26.5%
Administrative expense	22,192	11.6%	23,024	19.8%
Restructuring and other expenses	10,621	5.5%	7,026	6.1%

Operating loss	(52,265)	(27.2)%	(63,486)	(54.7)%
Interest income and other expense, net	3,919	2.0%	2,122	1.8%

Loss before tax	(48,346)	(25.2)%	(61,364)	(52.9)%
Provision for income taxes	5,477	2.9%	—	—

Net loss	(53,823)	(28.1)%	(61,364)	(52.9)%
Preferred stock dividends:
Distributed	1,159	0.6%	1,227	1.1%
Imputed	18,636	9.7%	4,187	3.6%

Loss applicable to common stock	$(73,618)	(38.4)%	$(66,778)	(57.6)%

        Midway exited the coin-operated videogame business in the quarter ended June 30, 2001. Accordingly, activity relating to the coin-operated videogame business for fiscal 2002 was not significant.

        Summarized below is net revenue by game console for fiscal 2002 and the comparable twelve-months ended December 31, 2001 (dollars in thousands):

	Twelve-Months Ended December 31,
	2002	2001
		unaudited
Sony PlayStation 2	$101,818	$54,399
Sony PlayStation	3,623	7,069
Microsoft Xbox	42,017	7,818
Nintendo GameCube	31,496	5,443
Nintendo Game Boy Advance	8,891	14,253
Other	2,567	7,019

Home video	190,412	96,001
Coin-operated video	1,445	19,992

Total Revenues	$191,857	$115,993

        Home videogame revenues increased 98.3% to $190,412,000 for fiscal 2002 compared to $96,001,000 for the comparable twelve-months ended December 31, 2001. The increase is primarily due to Midway releasing 42 products for the new generation platforms during fiscal 2002 versus releasing 16 products during the comparable twelve-months ended December 31, 2001. The increase in new products is due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation consoles including Sony's PlayStation 2, Microsoft's Xbox, and Nintendo's GameCube and Nintendo's 32-bit handheld Game Boy Advance, which required significant development efforts before we could release an increased number of games for these new consoles. Midway generally develops videogame titles for release on all new generation consoles. Our top selling videogames for fiscal 2002 included: Mortal Kombat: Deadly Alliance, MLB SlugFest 20-03, NFL Blitz 20-03, SpyHunter and Gauntlet Dark Legacy.

        Home videogame gross profit increased $10,136,000 from $38,190,000 (39.8% of related revenues) for the comparable twelve-months ended December 31, 2001 to $48,326,000 (25.4% of related revenues) for fiscal 2002. The increase in gross profit in fiscal 2002 as compared with the prior year's comparable period was due to the release of more new products in 2002 than in 2001. The revenues for fiscal 2002 were primarily comprised of videogames for the new platforms. Home videogame gross profit as a percentage of related revenues decreased from the prior comparable period primarily due to increased amortization of product development costs capitalized per unit sold. Additionally, the decrease was caused by increased price protection reserves for certain products during fiscal 2002.

        Research and development expense decreased $18,399,000 from $43,406,000 for the comparable twelve-months ended December 31, 2001 to $25,007,000 for fiscal 2002. The decrease is primarily due to the increased amount of product development costs capitalized on new generation games and our exit from the coin-operated videogame business. Product development costs of $70,572,000 and $26,067,000 were capitalized for fiscal 2002 and the comparable twelve-months ended December 31, 2001, respectively. The increase in capitalized software development costs is due to more software development expenses being incurred after the point of technological feasibility. All related development costs subsequent to the establishment of technological feasibility are capitalized. The development activity and expenditures for home videogames are much greater for new generation platforms than previous platforms. This increased development activity represents investment for future revenue to be generated from videogames for the new generation platforms. See Note 7 to the financial statements included in this report for a more complete description of the reasons for the ongoing increase in our capitalized development costs. We anticipate that capitalized development costs will continue to increase as we grow the number of products in development.

        Selling and marketing expense increased $12,858,000 from $30,745,000 (26.5% of related revenues) for the comparable twelve-months ended December 31, 2001 to $43,603,000 (22.7% of related revenues) for fiscal 2002. The increase in selling and marketing expense was primarily due to a higher level of advertising necessary to support the increased number of new home videogame products released for fiscal 2002.

        Administrative expense decreased $832,000 from $23,024,000 for the comparable twelve-months ended December 31, 2001 to $22,192,000 for fiscal 2002. The comparable twelve-months ended December 31, 2001 included $1,961,000 of goodwill amortization of which none was recorded for fiscal 2002 pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 2 to the financial statements included in this report. The remaining increase in administrative expenses included a number of items, including 2002 charges related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California (see Note 11 to the financial statements included in this report), legal expenses related to lawsuits and claims arising in the normal conduct of business, expenses related to moving our European office, and recruiting and relocation expenses.

        Restructuring and other charges for fiscal 2002 of $10,621,000 are primarily related to the consolidation of product development operations in California and the closing of a Texas facility. For the comparable twelve-months ended December 31, 2001 a restructuring charge of $7,026,000 was recorded related to the downsizing of the coin-operated videogame business. See Note 11 to the financial statements included in this report.

        Operating loss for fiscal 2002 was $52,265,000 compared with an operating loss of $63,486,000 for the comparable twelve-months ended December 31, 2001. The decrease in the operating loss is primarily due to increased revenues from the release of products on new generation platforms and decreased research and development expense partially offset by increased selling and marketing expenses.

        Midway provided $5,477,000 for income taxes in fiscal 2002 primarily related to the revaluation of net deferred tax assets. Midway provided no benefit for income taxes for the comparable twelve-months ended December 31, 2001. Midway is required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period.

        During fiscal 2002, Midway received tax refunds totaling $13,626,000 based on net operating loss carryback claims filed with the Internal Revenue Service (IRS) and state taxing authorities. The $12,900,000 IRS tax refunds were the result of tax legislation enacted in March 2002 that now allows companies to carryback 2001 net operating losses five years where previously they could be carried back two years. The $726,000 state tax refunds were also the result of net operating loss carryback claims.

        Loss applicable to common stock was $73,618,000, or $1.61 per share, for fiscal 2002 compared with $66,778,000, or $1.75 per share, for the comparable twelve-months ended December 31, 2001. Loss applicable to common stock for fiscal 2002 reflected a $1,159,000 distributed dividend and an $18,636,000 imputed dividend on our Series B convertible preferred stock or $0.43 per share. The majority of the $18,636,000 imputed dividend was the result of investors converting $42,000,000 of preferred stock into common stock, accelerating the recognition of imputed preferred stock dividends (i.e. non-cash dividends) that otherwise would have been recognized in subsequent periods. Loss applicable to common stock for the comparable twelve-months ended December 31, 2001 reflected a $1,227,000 distributed dividend and a $4,187,000 imputed dividend on our Series B convertible preferred stock or $0.14 per share.

Transition Period (Six-Months Ended December 31, 2001) Compared with Six-Months Ended December 31, 2000

        Midway exited the coin-operated videogame business in the quarter ended June 30, 2001. Accordingly, revenue and cost of sales of the coin-operated business for the transition period were not significant. The only expenses incurred by the coin-operated videogame business related to the sale of assets and exploring licensing opportunities for intellectual properties. Expenses related to the coin-operated videogame business were not significant to any of the reported line items for the six-months ended December 31, 2001.

        Home videogame revenues decreased $21,327,000 from $89,440,000 for the six-months ended December 31, 2000 to $68,113,000 for the transition period. The decrease is primarily due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation consoles including Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. The transition period primarily consisted of a smaller number of new generation console game sales as compared to the six-months ended December 31, 2000 that consisted primarily of a larger number of 32 and 64-bit console game sales. The adverse impact of the platform transition on our profitability was caused by our shifting product development resources from older platforms to the development of products for the new generation platforms. Several titles in development that could have softened the impact of the platform transition in the six-months ended December 31, 2001 were cancelled in order to develop products for the new consoles, which require an 18 to 24 month development period.

        Home videogame gross profit decreased $549,000 from $32,518,000 (36.4% of revenue) for the six-months ended December 31, 2000 to $31,969,000 (46.9% of revenue) for the transition period. However, Midway achieved higher gross margins resulting from the sale of videogames for the new generation platforms sold in the transition period, due to our product mix. The revenues for the transition period were almost entirely comprised of videogames for the new platforms. The revenues for the six-months ended December 31, 2000 were almost entirely from legacy platform home videogames which required significant discounting of sales price and had higher unit cost cartridge technology. This discounting of previously released titles in the prior period was due to pricing pressures from the platform transition previously mentioned.

        Research and development expenses decreased $18,201,000 from $31,008,000 for the six-months ended December 31, 2000 to $12,807,000 for the transition period. The decrease is primarily due to the increased amount of product development costs capitalized on new generation games and our exit from the coin-operated videogame business as discussed in Note 7 to the financial statements included in this report. Product development costs of $21,490,000 and $4,992,000 were capitalized in the transition period and six-months ended December 31, 2000, respectively. The increase in capitalized product development costs is due to more software development projects that have reached the point of technological feasibility. At that point, all related development costs subsequent to the establishment of technological feasibility are capitalized. The development activity and expense for home videogames has increased. This increased development activity represents investments for future revenue to be generated from videogames for the new generation platforms.

        Selling and marketing expense decreased $1,742,000 from $20,896,000 for the six-months ended December 31, 2000 to $19,154,000 for the transition period. The decrease in selling and marketing was related to a smaller number of new videogame titles released in the transition period. Although fewer titles were released, a high level of advertising support was initiated to support the launch of new home videogame titles on the new generation platforms.

        Administrative expense decreased $804,000 from $10,792,000 for the six-months ended December 31, 2000 to $9,988,000 for the transition period. The transition period includes $1,050,000 for executive retirement benefits. The period ended December 31, 2000 included $1,961,000 of goodwill amortization of which none was recorded for the transition period due to the adoption of Statement of

Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. See Note 2 to the financial statements included in this report.

        The transition period included a net reversal of restructuring charges totaling $880,000 that were recorded in fiscal 2001. The net reversal is comprised of a reduction of cost of sales of $1,260,000, an increase of administrative expense of $200,000 and an increase of restructuring expense of $180,000.

        Operating loss for the transition period was $6,947,000 compared with an operating loss of $21,824,000 for the six-months ended December 31, 2000. The decrease in the loss was primarily due to the increased level of software development costs capitalized and the exiting of the coin-operated videogame business.

        Midway provided no benefit for income taxes related to the loss for the transition period. Midway was required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. The income tax credit of $7,777,000 for the six-months ended December 31, 2000 was established at an effective rate of 37.5%.

        Loss applicable to common stock was $10,405,000 or $0.27 per share for the transition period, compared with a loss of $12,962,000 or $0.34 per share for the comparable six-months ended December 31, 2000. Loss applicable to common stock for the transition period was increased by distributed dividends in the amount of $1,043,000 and imputed dividends in the amount of $3,515,000 on our Series B convertible preferred stock or $0.12 per share combined as compared to $0.00 per share in the prior period.

Fiscal 2001 Compared with fiscal 2000

        Revenues decreased $165,657,000 from $333,865,000 in fiscal 2000 to $168,208,000 in fiscal 2001. Coin-operated videogame revenues decreased from $104,174,000 to $50,880,000.

        Home videogame revenues decreased $112,363,000 from $229,691,000 in fiscal 2000 to $117,328,000 in fiscal 2001. The decrease is primarily due to our strategy for the platform transition from 32 and 64-bit home videogames consoles to the new generation consoles including Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. The adverse impact of the platform transition on our profitability was caused by our transition strategy to shift product development resources from older platforms to the development of products for the new generation platforms. Several titles in development that could have softened the impact of the transition on fiscal 2001 were cancelled in order to develop products for the new consoles.

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

        Selling and marketing expense decreased $24,238,000 from $56,725,000 (17.0% of revenues) in fiscal 2000 to $32,487,000 (19.3% of revenues) in fiscal 2001 primarily due to the decrease in total net revenues during the same period. Additionally, fiscal 2000 was adversely impacted by $2,853,000 for the write-down of the unamortized PC distribution agreement acquired in 1998.

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

        Operating loss in fiscal 2001 was $78,363,000 compared with an operating loss of $20,881,000 in fiscal 2000. Operating loss for fiscal 2001 is due to the low level of home videogame revenues with a reduced gross profit as a result of the platform transition and continuing product development expenses from developing games for the new generation of platforms. Fiscal 2001 also includes restructuring charges, additional bad debt and inventory write-downs totaling $12,547,000 relating to Midway's exiting from the coin-operated business. The fiscal 2000 operating loss was also due to weaker than anticipated revenues in the second half of the year, which required unusual charges of $25,979,000.

        The income tax credit was established at an effective rate of 10.2% for fiscal 2001. Midway was required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. The credit for income taxes in fiscal 2000 was established at an effective rate of 38.5%.

        Loss applicable to common stock was $69,335,000 or $1.84 per share for fiscal 2001 compared with a loss of $12,041,000 for fiscal 2000. The fiscal 2001 loss includes a charge of approximately $15,695,000 to provide an allowance for recorded potential future tax benefits resulting from tax operating losses, excluding the restructuring charge. Fiscal 2001 also includes charges of $12,527,000 before taxes for the downsizing and subsequent exit from the coin-operated videogame business. The fiscal 2000 loss includes after tax charges of $16,151,000 or $0.43 per share for unusual items that related primarily to the abrupt softening of the home videogame business in fiscal 2000.

Financial Condition and Liquidity

        The home video business is highly seasonal, and significant working capital is required to finance high levels of inventories and accounts receivable during the quarters ended September 30 and

December 31. In addition, one manufacturer of home videogames for Midway requires letters of credit for the full purchase price at the time a purchase order is accepted.

        In March 2003, Midway amended its credit facility to modify credit availability and maturity. The amended and restated credit agreement now provides for a letter of credit facility and a revolving line of credit with availability through February 15, 2004. The letter of credit facility provides for the availability of $15,000,000, which is fully collateralized with cash or cash equivalents on deposit. The revolving line of credit provides for the availability of up to $25,000,000 subject to a borrowing base equal to 80% of eligible accounts receivable, less $50,000,000, which is available during the period September 1, 2003 to February 15, 2004 when seasonal working capital requirements are the highest. The agreement requires, among other things, that Midway maintain a minimum level of stockholders' equity and net worth. Additionally, the agreement prohibits cash dividends on common stock and restricts the repurchase of our capital stock. Substantially all of our assets are pledged as collateral under our credit agreement. No borrowings were outstanding under the revolving line of credit at December 31, 2002 and 2001. Letters of credit outstanding were $541,000 and $154,000 at December 31, 2002 and 2001, respectively.

        Management believes that our cash, cash flow from operations and credit facility will be adequate to fund our anticipated levels of inventories, accounts receivable and commitments as described in Note 12 to the financial statements included in this report and other working capital requirements for the operation of our business and our other presently anticipated needs for the twelve months ending December 31, 2003.

        Cash used in operating activities before changes in operating assets and liabilities was $3,228,000 for fiscal 2002 compared to cash used of $41,027,000 for the comparable twelve-months ended December 31, 2001. Although a loss of $53,823,000 was incurred in fiscal 2002, cash of $8,469,000, $28,713,000, and $12,689,000 was provided due to the add back of depreciation and amortization, an increase in the allowance for accounts receivable, and an increase in deferred income taxes (see Note 5 to the financial statements included in this report), respectively. The cash used in the comparable twelve-months ended December 31, 2001 was primarily due to the net loss in that period, offset by $7,800,000 of depreciation and amortization and $9,166,000 for the increase in the allowance for doubtful accounts.

        The changes in the operating assets and liabilities resulted in a cash outflow of $56,714,000 for fiscal 2002 compared to cash provided of $10,847,000 for the comparable twelve-months ended December 31, 2001. The cash outflow from changes in operating assets and liabilities for fiscal 2002 was primarily due to an increase in receivables related to the increase in sales in the 2002 holiday selling and an increase in capitalized software development costs. The cash inflow for the comparable twelve-months ended December 31, 2001 was primarily due to the reduction in inventories and income tax receivable.

        Cash provided by investing activities for fiscal 2002 included a $41,000,000 net decrease in short-term investments partially offset by capital expenditures of $8,442,000. Cash used for investing activities for the comparable twelve-months ended December 31, 2001 of $47,016,000 included a $41,000,000 net increase in short-term investments and $6,016,000 for the purchase of property and equipment.

        Cash used in financing activities for fiscal 2002 was $10,752,000 and consisted primarily of the repurchase of common stock now held as treasury shares for $9,622,000 and the payment of preferred stock dividends of $1,363,000. Cash provided by financing activities of $130,528,000 during the comparable twelve-months ended December 31, 2001 consisted primarily of $72,878,000 of aggregate cash proceeds received from Midway's public offering of 5,175,000 shares of common stock at a price of $15.00 per share, $51,825,000 in net proceeds from the sale of Series B convertible preferred stock and warrants, and $6,490,000 from the exercise of stock options.

        Midway leases various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, Midway enters into license agreements for the use of intellectual property in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. At December 31, 2002, obligations under these arrangements totaled $11,704,000, net of $2,633,000 of sublease income. These obligations are not recognized as liabilities in the Company's consolidated balance sheet in accordance with generally accepted accounting principles. We had no capital lease obligations at December 31, 2002.

        A summary of Midway's contractual obligations at December 31, 2002 is as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years
Operating leases	$10,529	$3,765	$5,351	$1,413
Advance or guarantee minimum royalty payments	3,808	2,953	855	—

	14,337	6,718	6,206	1,413
Less sublease income	2,633	1,187	1,446	—

	$11,704	$5,531	$4,760	$1,413

Impact of Inflation

        In recent years, the level of inflation affecting Midway has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

Seasonality

        The home videogame business is highly seasonal and historically has resulted in higher revenues and operating profit in the quarters ended September 30 and December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during the quarters ended September 30 and December 31.

Critical Accounting Policies and Estimates

Price protection, returns and discounts

        We record an allowance for price protection, returns and discounts at each balance sheet date. We base these allowances on expected trends and estimates. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) expected sell through rates for particular games; (c) expected rates of requests for such credits; (d) specific identification of problem accounts; and (e) existing field inventories. Changes in these factors could result in variances in the amount of allowance required. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then Midway may incur additional charges.

Capitalized software development

        Software development costs incurred prior to the establishment of technological feasibility are expensed by Midway when incurred and are included in research and development expense. Once a software product has reached technological feasibility, then all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to Midway. After a product is released, the capitalized product development costs are amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This expense is recorded as a component of cost of sales.

        Midway evaluates the recoverability of capitalized software development costs on a product-by-product basis. A charge is recorded when management's forecast for a particular game indicates that unamortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. If revised forecast game sales are less than management's forecast it is possible the Company could record charges to write-down software development costs previously capitalized.

Valuation of long-lived assets, including goodwill

        Long-lived assets, primarily property and equipment, are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company's balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions.

        Beginning on July 1, 2001, Midway adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard Midway no longer amortizes goodwill, but continues to evaluate whether any event has occurred which might indicate that the carrying value of goodwill is not recoverable. In addition, this standard requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value-based test.

Inventories

        Inventories are stated at the lower of cost or market. We record inventory write-downs when markets rates are lower than cost. Market rates are evaluated based on recent sales transactions, open purchase orders, customer bids, and management's estimates. Cost is determined by the first-in, first-out method.

Valuation of deferred tax assets

        Midway is required under applicable accounting interpretations to provide a valuation allowance for the realization of deferred tax assets, resulting primarily from tax loss carryforwards. The applicable accounting interpretations limit the amount expected to be utilized within the carryforward period to sources of future taxable income that are more likely than not to be generated within the carryforward period. When a valuation allowance is deemed necessary, Midway records an adjustment to the deferred tax asset, with a corresponding charge to the statement of operations. In the event that Midway determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

Name and Age	Position(s) with Midway	Term Ends	Committee(s)
Neil D. Nicastro (46)	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer	2004
William C. Bartholomay (74)	Director	2004	(1); (2); (3)*
Norman J. Menell (71)	Director	2004	(1)*
Louis J. Nicastro (74)	Director	2004
Kenneth J. Fedesna (53)	Executive Vice President—Product Development and Director	2003
William E. McKenna (83)	Director	2003	(2)*; (3); (4)
Harvey Reich (73)	Director	2003	(3); (4)*
Ira S. Sheinfeld (65)	Director	2003	(2)
Harold H. Bach, Jr. (70)	Director	2005
Richard D. White (49)	Director	2005	(2)
Gerald O. Sweeney, Jr. (50)	Director	2005
Thomas E. Powell (41)	Executive Vice President—Finance, Treasurer and Chief Financial Officer
Mark S. Beaumont (47)	Senior Vice President—Publishing
Deborah K. Fulton (39)	Senior Vice President, Secretary and General Counsel
David W. Nichols (49)	Senior Vice President—Administration and Operations
Miguel Iribarren (36)	Vice President—Corporate Communications and Strategic Planning

(1)
Member of the Nominating and Corporate Governance Committee

(2)
Member of the Audit Committee

(3)
Member of the Compensation Committee

(4)
Member of the Stock Option Committee

(*)
Indicates chairman of committee whose number precedes the *.

        Neil D. Nicastro joined our Board in 1988 and has been our President and Chief Operating Officer since 1991. In 1996, Mr. Nicastro became Chairman of the Board and Chief Executive Officer, having served as Co-Chief Executive Officer since 1994. Mr. Nicastro also served in other executive positions for us in the past. Mr. Nicastro has served as a director of WMS Industries Inc., our former parent company, since 1986 and as consultant to WMS since April 1998. Mr. Nicastro became sole Chief Executive Officer of WMS in 1996, Co-Chief Executive Officer in 1994, President in 1991 and Chief Operating Officer in 1991. Mr. Nicastro resigned from his offices with WMS in April 1998 to devote his full business time to Midway.

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

        William E. McKenna joined our Board in 1996. He has served as a General Partner of MCK Investment Company, Beverly Hills, California for over five years. He also is a director of WMS and Drexler Technology Corporation, a developer and manufacturer of optical data storage products.

        Harvey Reich joined our Board in 1996. He was a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for over five years until his retirement from that firm in July 1998. He is a director of WMS.

        Ira S. Sheinfeld joined our Board in 1996. He has been a partner of the law firm of Hogan & Hartson L.L.P. (formerly known as Squadron, Ellenoff, Plesent & Sheinfeld LLP), New York, New York for over five years. He is a director of WMS.

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

        Richard D. White joined our Board in 1996. Mr. White is a private investor. He was a Managing Director of CIBC Capital Partners, New York, New York, an affiliate of CIBC World Markets Corp. and its predecessor, for over five years until May 2002. Mr. White is a director of G-III Apparel Group, Ltd., a manufacturer, designer and importer of outerwear. Mr. White is also a director of ActivCard, Inc., a software company.

        Gerald O. Sweeney, Jr. joined our Board in 1996. He has been a member of the law firm Lord, Bissell & Brook, Chicago, Illinois for over five years.

        Thomas E. Powell joined us as Executive Vice President—Finance and Treasurer in April 2001. In September 2001, he became our Executive Vice President—Finance, Treasurer and Chief Financial Officer. From 1997 to February 2001, Mr. Powell was employed by Dade Behring, Inc., a manufacturer of medical equipment, serving most recently as Vice President of Corporate Business Development, Strategic Planning. From 1991 to 1997, he was employed by Frito-Lay, a division of PepsiCo, Inc., ultimately serving as Director of Finance.

        Mark S. Beaumont has served as our Senior Vice President—Publishing since January 30, 2002. He has served as Senior Vice President—Business Development of our wholly-owned subsidiary, Midway Games West Inc., since January 2000. Mr. Beaumont provided marketing and business development consulting services to Midway from October 1999 to January 2000. Prior to joining Midway, from 1996 to February 1999, Mr. Beaumont was Executive Vice President and General Manager of U.S. Operations for Psygnosis, a division of Sony Corporation of America.

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

        David W. Nichols has served as our Senior Vice President—Administration and Operations since January 30, 2002. He has served as Executive Vice President—Operations of our wholly-owned subsidiary, Midway Home Entertainment Inc., since February 2001. From May 2000 to February 2001, Mr. Nichols served as Vice President—Operations, of Midway Home Entertainment, after serving as that company's Vice President—Administration, from 1997 to May 2000. Mr. Nichols joined us in 1995 as Controller for Midway Home Entertainment.

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

        Section 16(a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during fiscal 2002, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

        The summary compensation table below sets forth the compensation earned during fiscal 2002, the transition period, fiscal 2001 and fiscal 2000 by our Chief Executive Officer and our four next most highly compensated executive officers. During fiscal 2000, Mr. Fedesna provided services to both WMS Industries and us. The table below reflects his compensation in those years for service in all capacities to both WMS and Midway. Compensation paid to him in these years was paid by either WMS or Midway and was reimbursed by, or to, us in amounts equal to our allocated cost under an agreement between WMS and us.

SUMMARY COMPENSATION TABLE

	Annual Compensation								Long Term Compensation Awards
Name and Principal Position	Fiscal Year		Salary($)		Bonus($)		Other		Securities Underlying Options(#)		All Other Compensation($)
Neil D. Nicastro Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer	2002 2001 2001 2000	*	602,000 302,000 — 600,000	(1) (1) (2)	— — — —	(1)	2,677 1,027 2,091 1,811	(3) (3) (3) (3)	485,806 — — 450,000	(2)	167,472 83,736 167,868 134,300	(4) (4) (4) (4)
Kenneth J. Fedesna Executive Vice President— Product Development	2002 2001 2001 2000	*	325,000 162,500 325,000 325,000		— — — —		2,346 1,250 2,500 2,500	(3) (3) (3) (3)	119,677 — — 50,000		— — — —
Thomas E. Powell Executive Vice President—Finance, Treasurer and Chief Financial Officer (5)	2002 2001 2001	*	300,000 129,231 46,154		— 87,692 —		— — —		142,903 — 100,000		— — —
Mark S. Beaumont Senior Vice President—Publishing (6)	2002		245,000		—		—		25,000		—
David W. Nichols Senior Vice President— Administration and Operations (7)	2002		225,000		—		—		30,676		—

*
Six-month transition period ended December 31, 2001.

(1)
Mr. Nicastro's employment agreement with us permits him to receive advances against estimated bonus payments. Advances were made in the first six months of fiscal 2000 for bonuses accrued that were reversed in the second six months of fiscal 2000 totaling $984,000. Mr. Nicastro applied salary of $580,000 during fiscal 2002 and $302,000 during the transition period to the repayment of these advances. As of March 19, 2003, Mr. Nicastro had repaid these advances in full through deductions from his salary. See "Item 13. Certain Relationships and Related Transactions—Other Related Party Transactions."

(2)
On May 4, 2000, our Board granted to Mr. Nicastro an option to purchase 300,000 shares of our common stock in lieu of his salary for fiscal 2001, which he has waived. The option expires on June 30, 2005. The exercise price is $7.00 per share.

(3)
Represents life insurance premiums.

(4)
Represents accruals for contractual retirement benefits. See "Employment Agreements" below.

(5)
Mr. Powell joined Midway on April 9, 2001.

(6)
Mr. Beaumont has served as our Senior Vice President—Publishing, since January 30, 2002.

(7)
Mr. Nichols has served as our Senior Vice President—Administration and Operations, since January 30, 2002.

Stock Options

        During fiscal 2002, the following options to purchase common stock were granted under our stock option plans to the persons named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
Individual Grants
% of Total Options Granted to Employees in Fiscal Year
	Options Granted(#)		Exercise Price ($/Share)	Expiration Date
Name					5%($)	10%($)
Neil D. Nicastro	300,000 185,806	7.3 4.5	13.70 5.29	1/14/12 9/2/12	2,584,757 618,149	6,550,282 1,566,511
Kenneth J. Fedesna	50,000 69,677	1.2 1.7	13.70 5.29	1/14/12 9/2/12	430,793 231,805	1,091,714 587,440
Thomas E. Powell	50,000 92,903	1.2 2.3	13.70 5.29	1/14/12 9/2/12	430,793 309,075	1,091,714 783,256
Mark S. Beaumont	25,000	0.6	13.70	1/14/12	215,396	545,857
David W. Nichols	25,000 5,676	0.6 0.1	13.70 5.29	1/14/12 9/2/12	215,396 18,883	545,857 47,854

(1)
The assumed appreciation rates are set by rules promulgated under the Securities Exchange Act of 1934 and are not related to or derived from the historical or projected prices of our common stock.

        The following table sets forth information with respect to the number and year-end values of options to purchase common stock owned by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at 12/31/02(#)		Value of Unexercised In-the-Money Options at 12/31/02($)(1)
	Shares Acquired on Exercise(#)	Value Realized($)
Name			Exercisable/	Unexercisable	Exercisable/	Unexercisable
Neil D. Nicastro	—	—	2,011,850/	485,806	$0/	$0
Kenneth J. Fedesna	—	—	219,229/	129,677	$0/	$0
Thomas E. Powell	—	—	35,000/	207,903	$0/	$0
Mark S. Beaumont	—	—	20,000/	55,000	$0/	$0
David W. Nichols	—	—	59,756/	64,176	$0/	$0

(1)
Based on the closing price of our common stock on the NYSE on December 31, 2002, which was $4.17 per share.

        We have adopted a 2002 Non-Qualified Stock Option Plan, a 2002 Stock Option Plan, a 2000 Non-Qualified Stock Option Plan, a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan. The plans provide for the granting of stock options to our directors, officers, employees, consultants and advisors. During fiscal 2002, we adopted a salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan. Employees and Directors who elected to participate in the program voluntarily elected to reduce their base salary or director's fee for a one-year period beginning in January 2003. For each dollar of salary or fee reduction, employees and directors were granted options to purchase one and one-half shares of our common stock. The 1998 Stock Incentive Plan required that participants purchase shares of our common stock at the market price in order to be eligible to receive options. The plans are intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the plans, the Stock Option Committee determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of the options, and the number of shares for which options are granted.

        The option price per share with respect to each option is determined by the Stock Option Committee and generally is not less than 100% of the fair market value of our common stock on the date the option is granted. The Plans each have a term of ten years, unless terminated earlier.

        The following is a summary of additional information about securities authorized for issuance under our equity compensation plans as of December 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,460,250	$14.82	233,958
Equity compensation plans not approved by stockholders	5,593,056	$9.51	2,507,300
Total	9,053,306	$10.21	2,741,258

        The average exercise price of outstanding options, at March 19, 2003, was approximately $10.33 per share. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information about options held by officers and directors of Midway.

Midway Management Bonus Incentive Plan

        Our executive officers, as well as our other senior employees, are also eligible for participation under the Midway Management Bonus Incentive Plan. The plan offers participants the opportunity to receive bonuses based on a combination of the following factors: (1) base salary; (2) the achievement of targets set for Midway's financial performance; and (3) management's evaluation of the individual and the degree to which he or she meets individual performance goals.

Compensation of Directors

        We pay a fee of $32,500 per year to each director who is not also our employee. Each director who serves as the chairman of any committee of the Board receives a further fee of $2,500 per year for his services in that capacity and each member of our Audit Committee receives an additional fee of $2,500 per year. During fiscal 2002, each of our directors elected to reduce their fiscal 2003 fees under the salary and director fee reduction/stock option program in exchange for options to purchase our common stock. These options vest ratably over a one-year period commencing January 1, 2003.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee or our Stock Option Committee (identified above in the table under "—Identification of Directors and Executive Officers") is or was an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed under this heading, except that Mr. Bartholomay, one of the members of our Compensation Committee, is President of Near North National Group, insurance brokers, which we retained to provide insurance services during fiscal 2002 and propose to retain for insurance services during the current fiscal year.

Employment Agreements

        We employ Neil D. Nicastro under the terms of an Employment Agreement dated as of July 1, 1996. The agreement was amended on March 5, 1998, November 5, 1999, May 4, 2000 and October 30, 2000. Mr. Nicastro's base salary is $600,000. The agreement provides for bonus compensation in an amount equal to two percent of our pre-tax income. The employment agreement is subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. Upon Mr. Nicastro's retirement or death, Midway is required to deliver to Mr. Nicastro or his designee, or if no designation is made, to his estate, on the first day of each month, for a period of ten years, 5,065 shares of our common stock, subject to adjustment pursuant to the terms of the employment agreement. This benefit is payable notwithstanding Mr. Nicastro's termination of employment for any reason.

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

        We employ Kenneth J. Fedesna under the terms of an employment agreement dated as of June 1, 1999. This agreement provides for salaried compensation at the rate of $325,000 per year, or a greater amount as may be determined by the board of directors. It also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement requires that we provide Mr. Fedesna with $400,000 in additional life insurance coverage. The agreement is subject to automatic extensions so that the term of Mr. Fedesna's employment shall at no time be less than three years. Either party may terminate the agreement effective upon expiration of the term upon written notice from the terminating party to the other party dated and received at least three years prior to the respective termination date. We may terminate the agreement upon 30 days' written notice for cause. Mr. Fedesna may terminate the agreement if:

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

        We employ Thomas E. Powell as Executive Vice President—Finance, Treasurer and Chief Financial Officer. His current base annual salary is $300,000. Pursuant to the terms of our agreement with Mr. Powell dated March 21, 2001, Mr. Powell's initial grant of 100,000 stock options will automatically vest upon a change of control of Midway. The agreement also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. In addition, pursuant to the terms of our agreement with Mr. Powell dated February 10, 2003, if a change of control occurs within 5 years from the date of the agreement, and within 2 years thereafter, Mr. Powell's employment is terminated (a) by Midway without cause, (b) by Mr. Powell due to the relocation of his office location more than 50 miles from its present location, or (c) by Mr. Powell due to his placement in a position of lessor stature or the assignment of duties at variance with his current duties, then Mr. Powell will receive twenty-four months of severance payments at his then current salary rate.

        We employ Mark S. Beaumont as our Senior Vice President—Publishing. His current base annual salary is $245,000. Pursuant to the terms of our agreement with Mr. Beaumont dated February 10, 2003, if a change of control occurs within 5 years from the date of the agreement, and within 2 years thereafter, Mr. Beaumont's employment is terminated (a) by Midway without cause, (b) by Mr. Beaumont due to the relocation of his office location more than 50 miles from its present location, or (c) by Mr. Beaumont due to his placement in a position of lessor stature or the assignment of duties at variance with his current duties, then Mr. Beaumont will receive twenty-four months of severance payments at his then current salary rate.

        We employ David W. Nichols as our Senior Vice President—Administration and Operations. His current base annual salary is $225,000. Pursuant to the terms of our agreement with Mr. Nichols dated February 10, 2003, if a change of control occurs within 5 years from the date of the agreement, and within 2 years thereafter, Mr. Nichols' employment is terminated (a) by Midway without cause, (b) by Mr. Nichols due to the relocation of his office location more than 50 miles from its present location, or (c) by Mr. Nichols due to his placement in a position of lessor stature or the assignment of duties at variance with his current duties, then Mr. Nichols will receive twenty-four months of severance payments at his then current salary rate.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

        The following table sets forth information as of March 19, 2003, except as otherwise noted in the footnotes, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percentage of Outstanding Common Stock(1)
Sumner M. Redstone and National Amusements, Inc. 200 Elm Street Dedham, MA 02026	13,324,053	(2)	28.7%
Phyllis G. Redstone c/o Marta B. van Dam, Esq Gadsby Hannah LLP 225 Franklin Street Boston, MA 02110	3,659,783	(3)	7.9%
Mellon Financial Corporation, et al. One Mellon Center Pittsburgh, PA 15258	3,664,464	(4)	7.9%
Neil D. Nicastro c/o Midway Games Inc. 2704 West Roscoe Street Chicago, IL 60618	3,272,693	(5)	6.7%
T. Rowe Price Associates, Inc 100 East Pratt Street Baltimore, MD 21202	3,077,918	(6)	6.6%
Peconic Fund, Ltd., et al c/o Ramius Capital Group, L.L.C. 666 Third Avenue, 26th Floor New York, NY 10017	2,430,977	(7)	5.1%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership, of the underlying shares within 60 days. Percentage calculations are based on 46,469,310 shares outstanding on March 19, 2003.

(2)
Based upon a Form 4 filed with the SEC by Sumner M. Redstone on January 2, 2003. Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported direct and indirect beneficial ownership of 9,201,282 and 4,122,771 shares, respectively, of our common stock. As a result of his stock ownership in National Amusements, Inc., Mr. Redstone is deemed the beneficial owner of the shares of common stock owned by National Amusements, Inc.

(3)
Based upon Schedule 13D filed with the SEC on August 8, 2002. The filer reported beneficial ownership, with sole dispositive and voting power, of 3,659,783 shares. The common shares were acquired by Ms. Redstone on July 30, 2002 pursuant to the terms of a Settlement of Divorce.

(4)
Based upon Schedule 13G Amendment No. 4 filed with the SEC on January 22, 2003 by Mellon Financial Corporation, as the parent company of The Boston Company, Inc. and The Boston

  Company, Asset Management, LLC in their various fiduciary capacities. The filer reported beneficial ownership of 3,664,464 shares, sole voting power over 2,536,284 shares, shared voting power over 450,230 shares, sole dispositive power over 3,661,989 shares and shared dispositive power over 2,475 shares.

(5)
Represents 58,962 shares of common stock underlying convertible preferred stock, 50,000 shares of common stock underlying warrants, 2,173,310 shares of common stock underlying stock options and 990,421 shares of common stock owned outright.

(6)
Based upon Schedule 13G filed with the SEC on February 4, 2003. The filer reported beneficial ownership of 3,077,918 shares, sole voting power over 574,000 shares and sole dispositive power over 3,077,918 shares.

(7)
Represents 442,217 shares of common stock underlying convertible preferred stock, 375,000 shares of common stock underlying warrants and 1,613,760 shares of common stock owned outright. Ramius Capital Group, LLC is the investment adviser of Peconic Fund, Ltd. and consequently has voting control and investment discretion over securities held by Peconic. Ramius Capital disclaims beneficial ownership of the shares held by Peconic. Peter A. Cohen, Morgan B. Stark and Thomas W. Strauss are the sole managing members of C4S& Co., LLC, the sole managing member of Ramius Capital. As a result, Messrs. Cohen, Stark and Strauss may be considered beneficial owners of any shares deemed to be beneficially owned by Ramius Capital.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about securities authorized for issuance under equity compensation plans is discussed above in "Item 11. Executive Compensation—Stock Options."

Security Ownership of Management

        The following table sets forth, as of March 19, 2003, information about the beneficial ownership of our common stock by each of our directors and the executive officers and by all of our directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percentage of Outstanding Common Stock(1)
Harold H. Bach, Jr.	299,000	(2)	*
William C. Bartholomay	109,830	(3)	*
Mark S. Beaumont	25,000	(4)	*
Kenneth J. Fedesna	318,225	(5)	*
Deborah K. Fulton	72,341	(6)	*
Miguel Iribarren	36,320	(7)	*
William E. McKenna	65,171	(3)	*
Norman J. Menell	81,376	(8)	*
Louis J. Nicastro	79,417	(8)	*
Neil D. Nicastro	3,272,693	(9)	6.7%
David W. Nichols	75,655	(10)	*
Thomas E. Powell	96,230	(11)	*
Harvey Reich	80,417	(12)	*
Ira S. Sheinfeld	85,671	(8)	*
Gerald O. Sweeney, Jr.	63,870	(8)	*
Richard D. White	64,160	(13)	*
Directors and Executive Officers as a group (16 persons)	4,825,376	(14)	9.6%

*
Less than 1%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 46,469,310 shares outstanding on March 19, 2003, excluding treasury shares.

(2)
Includes 252,712 shares of common stock underlying stock options.

(3)
Includes 64,460 shares of common stock underlying stock options.

(4)
Includes 25,000 shares of common stock underlying stock options.

(5)
Includes 266,019 shares of common stock underlying stock options.

(6)
Includes 71,171 shares of common stock underlying stock options.

(7)
Includes 36,320 shares of common stock underlying stock options.

(8)
Includes 64,460 shares of common stock underlying stock options.

(9)
Represents 58,962 shares of common stock underlying convertible preferred stock, 50,000 shares of common stock underlying warrants, 2,173,310 shares of common stock underlying stock options and 990,421 shares of common stock owned outright. Does not include an aggregate of 607,846 shares of our common stock issuable to Mr. Nicastro in monthly installments over the 10 years following his retirement or death, pursuant to the terms of his employment agreement. See "Item 11. Executive Compensation—Employment Agreements" above.

(10)
Includes 72,436 shares of common stock underlying stock options.

(11)
Includes 95,730 shares of common stock underlying stock options.

(12)
Includes 64,140 shares of common stock underlying stock options.

(13)
Includes 64,160 shares of common stock underlying stock options

(14)
Includes an aggregate of 3,505,398 shares of common stock underlying stock options, 58,962 shares of common stock underlying convertible preferred stock and 50,000 shares of common stock underlying warrants.

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

        During June 2002, we terminated our lease with WMS and purchased the 2704 West Roscoe Street office building and 3289 N. California Ave. parking lot in Chicago, Illinois from WMS at an aggregate price of $2.3 million. In connection with the purchase, the parties also entered into agreements regarding the use of various parking lot areas near their Chicago facilities.

        In connection with our spinoff from WMS, we entered into a number of agreements with WMS, each dated as of April 6, 1998. Under a Settlement and Temporary Services Agreement, dated as of

August 31, 2001, we amended some of these agreements. The remaining material agreements between WMS and us dated as of April 6, 1998, as so amended, are described below:

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

Other Related Party Transactions

        Under his employment agreement with us, Neil D. Nicastro received $984,000 of advances for a bonus accrued in the first six months of fiscal 2000 and later reversed. As of this filing, Mr. Nicastro has repaid these advances in full through deductions from his salary.

        Mr. Ira S. Sheinfeld, a member of our Board of Directors, is a member of the law firm of Hogan & Hartson L.L.P. (formerly known as Squadron, Ellenoff, Plesent & Sheinfeld LLP), which we retain to provide tax services.

        Mr. Richard D. White, a member of our Board of Directors, was a Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets Corp., until May 2002. CIBC World Markets has rendered financial advisory services to us, including participation as an underwriter in our 1999 public offering.

        Mr. Gerald O. Sweeney, Jr., a member of our Board of Directors, is a member of the law firm of Lord, Bissell & Brook, which performs legal services for Midway from time to time.

        William C. Bartholomay, a member of our Board of Directors, is President of Near North National Group, insurance brokers, which we retain to provide insurance services.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
10.2	Patent License Agreement dated as of July 1, 1996 between the Registrant, Williams Electronics Games, Inc. and WMS Gaming Inc., incorporated herein by reference to the S-1 Registration Statement.
10.3	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.4	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.
10.5	Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.6	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).

10.7
Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment Agreement with Midway, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").
10.8	Confidentiality and Non-Competition Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.9	Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.10	Third Parties Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.11	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.12	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.13	1999 Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.14
Amended and Restated Employment Agreement dated as of May 24, 1999 between Harold H. Bach, Jr. and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
10.15	Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the 1999 10-K.
10.16
Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.17
Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").
10.18	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.19
Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.20
Securities Purchase Agreement, dated as of May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.21	Registration Rights Agreement, dated May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.22	Form of Warrants to purchase common stock of the Registrant, issued to certain investors, incorporated herein by reference to the 5/22/01 8-K.

10.23	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the 5/22/01 8-K.
10.24
Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc., incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "WMS 2001 10-K").
10.25	Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS 2001 10-K.
10.26
Letter Agreement dated as of September 26, 2001 between the Registrant and Harold H. Bach, Jr. regarding Mr. Bach's Amended and Restated Employment Agreement, incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K").
10.27	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.28	2002 Stock Option Plan, incorporated herein by reference to the Registrant's definitive proxy statement filed on December 5, 2001.
10.29
Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.
10.30
First Amendment dated June 28, 2002 to Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc, incorporated herein by reference the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the "6/30/02 10-Q").
10.31	Easement Agreement dated June 28, 2002 by and between Midway Amusement Games, LLC and Williams Electronics Games, Inc., incorporated herein by reference to the 6/30/02 10-Q.
10.32	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10.33	Letter Agreement dated as of February 10, 2003 by and between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant.
10.34	Letter Agreement dated as of February 10, 2003 by and between the Registrant and Mark S. Beaumont regarding Mr. Beaumont's employment by the Registrant.
10.35	Letter Agreement dated as of February 10, 2003 by and between the Registrant and David W. Nichols regarding Mr. Nichols's employment by the Registrant.
10.36	Amended and Restated Credit Agreement dated as of March 24, 2003 among the Registrant and Bank of America, N.A., among other lenders.

10.37	Amended and Restated Security Agreement dated as of March 24, 2003 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders.
10.38	LC Credit Agreement dated as of March 24, 2003 between the Registrant and Bank of America, N.A., among other lenders.
10.39	Midway Management Bonus Incentive Plan.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

    (1) Current Report on Form 8-K filed December 24, 2002, reporting under Items 5 and 7.

    (2) Current Report on Form 8-K filed January 31, 2003, reporting under Item 5.

    (3) Current Report on Form 8-K filed February 7, 2003, reporting under Item 5.

    (4) Current Report on Form 8-K filed February 21, 2003, reporting under Items 5 and 7.

MIDWAY GAMES INC.

INDEX TO FINANCIAL INFORMATION

Page No.
Financial Statements and Financial Statement Schedule
Report of Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2002 and December 31, 2001	F-3
Consolidated Statements of Operations for the year ended December 31, 2002, the six-months ended December 31, 2001 and 2000 and the years ended June 30, 2001 and 2000	F-4
Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2002, the six-months ended December 31, 2001 and 2000 and the years ended June 30, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000	F-25

        All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midway Games Inc.

        We have audited the accompanying consolidated balance sheets of Midway Games Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002, the six-months ended December 31, 2001 and for each of the two years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for the year ended December 31, 2002, the six-months ended December 31, 2001 and for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles during the six-months ended December 31, 2001.

                      /s/ Ernst & Young LLP

Chicago, Illinois
February 12, 2003, except for
Note 6 as to which the date is
March 24, 2003

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$48,983	$86,882
Short-term investments	—	41,000
Receivables, less allowances of $12,909 at 2002 and $7,241 at 2001	54,265	23,572
Inventories
Raw materials and work in progress	—	462
Finished goods	9,313	1,741

	9,313	2,203
Capitalized product development costs	24,567	17,664
Other current assets	4,292	3,682

Total current assets	141,420	175,003
Capitalized product development costs	4,194	2,309
Property and equipment, net	19,345	19,559
Goodwill	33,464	33,464
Deferred income taxes	—	13,720
Other assets	2,977	2,350

Total assets	$201,400	$246,405

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,410	$5,462
Accrued compensation and related benefits	6,518	3,493
Deferred income taxes	2,374	2,377
Accrued royalties	8,840	3,752
Other accrued liabilities	15,015	13,034

Total current liabilities	43,157	28,118
Deferred income taxes	1,773	—
Other noncurrent liabilities	3,932	1,755
Redeemable convertible preferred stock, Series B, $.01 par value, 5,512.5 shares authorized and designated, 1,312.5 shares issued at 2002, redeemable at $13,125 and 5,512.5 shares issued at 2001, redeemable at $55,125	12,571	35,949
Stockholders' equity:
Preferred stock, $.01 par value, 4,994,487.5 shares authorized and undesignated at 2002 and 2001	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, shares issued: 49,399,310 at 2002 and 44,852,406 at 2001	494	448
Additional paid-in capital	221,074	197,999
Accumulated deficit	(55,440)	(1,617)
Translation adjustment	(436)	(144)
Treasury stock, at cost, 2,930,000 shares at 2002 and 1,178,500 shares at 2001	(25,725)	(16,103)

Total stockholders' equity	139,967	180,583

Total liabilities and stockholders' equity	$201,400	$246,405

See notes to financial statements.

Consolidated Statements of Operations

(In thousands, except per share amounts)

		Six-Months Ended December 31,		Year Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
			unaudited
Revenues
Home video	$190,412	$68,113	$89,440	$117,328	$229,691
Coin-operated video	1,445	3,942	34,830	50,880	104,174

Total revenues	191,857	72,055	124,270	168,208	333,865
Cost of sales
Home video—product costs and distribution	73,945	23,472	41,664	55,775	100,685
Home video—royalties and product development	68,141	12,672	15,258	22,814	33,637

Home video—total cost of sales	142,086	36,144	56,922	78,589	134,322
Coin-operated video	613	729	26,476	43,214	73,004

Total cost of sales	142,699	36,873	83,398	121,803	207,326

Gross profit	49,158	35,182	40,872	46,405	126,539
Research and development expense	25,007	12,807	31,008	61,607	67,694
Selling and marketing expense	43,603	19,154	20,896	32,487	56,725
Administrative expense	22,192	9,988	10,792	23,828	22,004
Restructuring and other charges	10,621	180	—	6,846	997

Operating loss	(52,265)	(6,947)	(21,824)	(78,363)	(20,881)
Interest income and other expense, net	3,919	1,100	1,085	2,107	1,301

Loss before tax	(48,346)	(5,847)	(20,739)	(76,256)	(19,580)
Provision (credit) for income taxes	5,477	—	(7,777)	(7,777)	(7,539)

Net loss	(53,823)	(5,847)	(12,962)	(68,479)	(12,041)
Preferred stock dividends:
Distributed	1,159	1,043	—	184	—
Imputed	18,636	3,515	—	672	—

Loss applicable to common stock	$(73,618)	$(10,405)	$(12,962)	$(69,335)	$(12,041)

Basic and diluted loss per share of common stock	$(1.61)	$(0.27)	$(0.34)	$(1.84)	$(0.32)

Average number of shares outstanding	45,586	38,413	37,711	37,719	37,869

See notes to financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

	Common Stock
				Retained Earnings (Accumulated Deficit)
	Number of shares	Par Value	Additional Paid-In Capital		Cumulative Translation Adjustment	Treasury Stock At Cost	Total Stockholders' Equity
Balance at June 30, 1999	38,750	$388	$96,407	$90,164	$—	$(9,383)	$177,576
Net loss				(12,041)			(12,041)
Translation adjustment					(115)		(115)

Comprehensive loss							(12,156)
Repurchase of common stock (465,500 shares)						(6,720)	(6,720)
Exercise of common stock options	136	1	1,124				1,125
Stock option expense			156				156
Tax benefit from exercise of common stock options			374				374

Balance at June 30, 2000	38,886	389	98,061	78,123	(115)	(16,103)	160,355
Net loss				(68,479)			(68,479)
Translation adjustment					(18)		(18)

Comprehensive loss							(68,497)
Exercise of common stock options	136	1	1,085				1,086
Stock option expense			335				335
Dividend on Series B preferred stock
Distributed				(184)			(184)
Imputed				(672)			(672)
Proceeds from sale of Series B preferred stock allocated to warrants, purchase option and beneficial conversion			19,405				19,405

Balance at June 30, 2001	39,022	390	118,886	8,788	(133)	(16,103)	111,828
Net loss				(5,847)			(5,847)
Translation adjustment					(11)		(11)

Comprehensive loss							(5,858)
Exercise of common stock options	655	6	5,421				5,427
Stock option expense			208				208
Sale of common stock	5,175	52	72,826				72,878
Dividend on Series B preferred stock
Distributed				(1,043)			(1,043)
Imputed				(3,515)			(3,515)
Proceeds from sale of Series B preferred stock allocated to warrants			658				658

Balance at December 31, 2001	44,852	448	197,999	(1,617)	(144)	(16,103)	180,583
Net loss				(53,823)			(53,823)
Translation adjustment					(292)		(292)

Comprehensive loss							(54,115)
Exercise of common stock options	28	1	232				233
Stock option expense			508				508
Repurchase of common stock (1,751,500 shares)						(9,622)	(9,622)
Dividend on Series B preferred stock
Distributed			(1,159)				(1,159)
Imputed			(18,636)				(18,636)
Conversion of Series B preferred stock into common stock	4,519	45	42,130				42,175

Balance at December 31, 2002	49,399	$494	$221,074	$(55,440)	$(436)	$(25,725)	$139,967

See notes to financial statements.

Consolidated Statements of Cash Flows

(In thousands)

		Six-Months Ended December 31,
				Years Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
			unaudited
OPERATING ACTIVITIES
Net loss	$(53,823)	$(5,847)	$(12,962)	$(68,479)	$(12,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,469	2,909	4,839	9,730	9,705
Receivables provision	28,713	5,529	7,750	11,387	24,854
Deferred income taxes	12,689	—	(7,777)	(7,777)	1,109
Stock option expense	508	208	59	335	156
Loss on disposal of fixed assets	216	—	—	2,887	—
Tax benefit from exercise of common stock options	—	—	—	—	374
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(59,513)	(14,795)	(23,668)	(308)	(4,182)
Inventories	(6,993)	(206)	12,856	25,515	4,445
Capitalized software	(8,788)	(13,531)	3,117	1,782	9
Other current assets	(1,285)	(469)	171	690	(506)
Accounts payable and accruals	14,779	2,768	1,918	(6,881)	(12,852)
Income taxes	721	—	20,294	20,339	(13,788)
Other assets and liabilities	4,365	2,502	40	8,169	2,060

Net cash provided by (used in) operating activities	(59,942)	(20,932)	6,637	(2,611)	(657)
INVESTING ACTIVITIES
Purchase of property and equipment	(8,442)	(2,782)	(7,210)	(10,444)	(11,273)
Net change in short-term investments	41,000	(20,000)	—	(21,000)	—

Net provided by (used in) investing activities	32,558	(22,782)	(7,210)	(31,444)	(11,273)
FINANCING ACTIVITIES
Cash received on exercise of common stock options	233	5,427	23	1,086	1,125
Net proceeds from sale of common stock	—	72,878	—	—	—
Net proceeds from sale of Series B preferred stock and warrants	—	12,425	—	39,400	—
Cash dividend on preferred stock	(1,363)	(481)	—	(184)	—
Purchase of treasury stock	(9,622)	—	—	—	(6,720)

Net cash provided by (used in) financing activities	(10,752)	90,249	23	40,302	(5,595)

Effect of exchange rate changes on cash	237	17	(23)	(10)	72

Increase (decrease) in cash and cash equivalents	(37,899)	46,552	(573)	6,237	(17,453)
Cash and cash equivalents at beginning of period	86,882	40,330	34,093	34,093	51,546

Cash and cash equivalents at end of period	$48,983	$86,882	$33,520	$40,330	$34,093

See notes to financial statements.

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Midway operates in the publishing, licensing and distribution of home videogames (the "Videogame Business"). The operations of the coin-operated videogame portion of the business were exited in June 2001, see Note 11. Home videogames are sold to mass merchants, video rental retailers, and entertainment software distributors. Prior to July 1, 1999, the Company participated in home videogame markets outside North America through licensing and distribution agreements with third parties. In fiscal 2000, we opened a direct sales office in the United Kingdom to sell home videogames in Europe and Australia. Consumers buy or rent the home videogames to use on game systems made by Nintendo, Sony, and Microsoft.

Change in Fiscal Year

        Midway has changed its fiscal year end from June 30 to December 31. A Transition Report on Form 10-K was filed for the six-month transition period ended December 31, 2001. All references below to operations for the six-months ended December 31, 2000 are unaudited.

Consolidation Policy

        The consolidated financial statements include the accounts of Midway Games Inc. and its majority-owned subsidiaries (together referred to as "Midway" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

        Midway has one operating segment, the Videogame Business, per the definitions of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. To date, management has not considered discrete geographical or other information to be relevant for purposes of making decisions about allocations of resources. Sales to customers located outside the United States were $23,899,000, $11,876,000, $17,016,000, $25,530,000, and $45,365,000 for the year ended December 31, 2002, the six-months ended December 31, 2001 and 2000 and the years ended June 30, 2001 and 2000, respectively.

Cash Equivalents and Short-term Investments

        Cash equivalents of $3,238,000 at December 31, 2001 include all highly liquid investments with maturities of three months or less when purchased. Short-term investments of $41,000,000 at December 31, 2001, which are designated as available-for-sale, are recorded at cost which is equal to market and considered by management to be the fair value of these financial instruments. There were no cash equivalents or short-term investments at December 31, 2002.

Inventories

        Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment

        Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives.

Long-Lived Assets and Goodwill

        The Company reviews long-lived assets on at least an annual basis to determine if there are indicators of impairment. When indicators of impairment are present, the Company evaluates the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value. The Company accounts for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Refer to Note 2.

Translation of Foreign Currencies

        The local currency is the functional currency for the Company's foreign operations. Assets and liabilities of the Company's foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the year. The related translation adjustments are reflected as a foreign currency translation adjustment in stockholders' equity.

        Generally, we realize foreign currency transaction gains and losses in connection with sales to our customers in foreign counties, which we effect through our foreign operations, as well as in connection with intercompany transactions with our foreign operations. We classify foreign currency transaction gains and losses in interest income and other expenses, net. Foreign currency transaction gain was $914,000 and $71,000 for the year ended December 31, 2002 and the six-months ended December 31, 2001, respectively, and foreign currency loss was $40,000, $117,000, and $598,000 for the six-months ended December 31, 2000 and the years ended June 30, 2001 and 2000, respectively.

Revenue Recognition

        Midway recognizes revenue in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when title and risk of loss transfers to the customer, there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable, and collectibility of the customer receivable is deemed probable. Midway does not customize software or provide post contract support to its customers. If consumer demand for a product falls below expectations or declines below previous rates of sell through, Midway may grant price adjustments to spur further sales. Therefore, revenue is recorded net of an allowance for returns and price adjustments. This allowance is based upon management's evaluation of historical experience as well as current industry trends.

        Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and the Company fulfills its obligations, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenues are earned. License and royalty revenues primarily from home videogame sales during the year ended December 31, 2002 were $1,243,000. License and royalty revenue primarily from coin-operated videogame activities for the six-months ended December 31, 2001 and 2000 were $1,400,000, and $173,000, respectively. License and royalty revenues primarily from home videogame activities for the years ended June 30, 2001 and 2000 were $427,000 and $2,569,000, respectively.

Advertising Expense and Distribution Costs

        The cost of advertising is charged to selling and marketing expense as incurred, except for costs associated with advertising campaigns which are deferred and charged to expense upon the first use of the advertising campaign. Advertising expenses for the year ended December 31, 2002, the six-months ended December 31, 2001 and 2000, and the years ended June 30, 2001 and 2000 were $27,092,000, $12,284,000, $11,980,000, $15,755,000 and $33,420,000, respectively. Distribution costs, including shipping and handling costs, are included in cost of sales.

Concentration of Risk

        Financial instruments that potentially subject the Company to concentrations of credit and market risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable from the sale of games. By policy, the Company places its cash and cash equivalents and short-term investments only in high credit quality securities and limits the amounts invested in any one security.

        We are substantially dependent on Nintendo, Sony and Microsoft as they are the sole manufacturers of the software we develop for their game consoles and they are the owners of the proprietary information and technology we need to develop software for their game consoles.

        Sales of home videogames to the top two major customers during the year ended December 31, 2002 were $27,731,000 and $22,237,000, respectively. Sales of home videogames to the top customer during the six-months ended December 31, 2001 were $8,271,000. Sales of home videogames to the top two customers during the six-months ended December 31, 2000 were $15,498,000 and $15,085,000, respectively; during the year ended June 30, 2001 were $18,630,000 and $17,127,000, respectively; and during the year ended June 30, 2000 were $37,665,000 and $31,654,000, respectively.

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments approximate their fair values due to the short maturity of these instruments.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes enactment date.

Treasury Stock

        The Company accounts for treasury stock purchases under the cost method.

Stock Based Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company recognizes compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has reflected the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—and Amendment of FASB No. 123, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") consensus No. 96-18, Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under FASB Statement No. 123, Accounting for Stock-Based Compensation.

        The following table illustrates the effect on net loss applicable to common stock if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

		Six-Months Ended December 31,
				Years Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
Reported loss applicable to common stock	$(73,618)	$(10,405)	$(12,962)	$(69,335)	$(12,041)
Deduct stock option expense included in reported loss applicable to common stock:	508	208	59	335	156
Add stock option expense determined under the fair value based method for all awards, net of related tax effects, where applicable:	(8,903)	(3,116)	(2,779)	(6,308)	(9,298)

Pro forma net loss applicable to common stock:	$(82,013)	$(13,313)	$(15,682)	$(75,308)	$(21,183)

Basic and diluted loss per share:
As reported:	$(1.61)	$(0.27)	$(0.34)	$(1.84)	$(0.32)
Proforma:	$(1.80)	$(0.35)	$(0.42)	$(2.00)	$(0.56)

        Refer to Note 10 for further information on Midway's stock-based compensation plans.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

        Certain amounts reported in the previous periods have been reclassified to conform with the 2002 presentation.

New Accounting Pronouncements

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposal of. There was no impact to the Company's results of operations and financial position as a result of Midway adopting this standard.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We will adopt the provisions of SFAS No. 146 for all exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain disclosures are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. We adopted the disclosure provisions of SFAS No. 148 during the year ended December 31, 2002. A discussion of the Company's accounting policy and the required disclosures under SFAS No. 148 are included in the above Stock Based Compensation accounting policy.

NOTE 2: GOODWILL

        Beginning on July 1, 2001 Midway adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, the year ended December 31, 2002 and the six-months ended December 31, 2001 do not include amortization of goodwill. The Company performed the required impairment test of goodwill on October 1, 2002, for the year ended December 31, 2002 and determined there was no impairment.

        Comparative information regarding loss applicable to common stock and loss per share excluding the effects of goodwill amortization is as follows (in thousands, except per share amounts):

		Six-Months Ended December 31,
				Years Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
Reported loss applicable to common stock	$(73,618)	$(10,405)	$(12,962)	$(69,335)	$(12,041)
Add back: Goodwill amortization	—	—	1,233	3,194	2,467

Adjusted loss applicable to common stock	$(73,618)	$(10,405)	$(11,729)	$(66,141)	$(9,574)

Basic and diluted loss per share:
Reported loss per share of common stock	$(1.61)	$(0.27)	$(0.34)	$(1.84)	$(0.32)
Add back: Goodwill amortization	—	—	0.03	0.08	0.07

Adjusted loss per share of common stock	$(1.61)	$(0.27)	$(0.31)	$(1.76)	$(0.25)

NOTE 3: RECEIVABLE FROM OFFICER

        At December 31, 2002 and 2001, Midway had a receivable of $102,000 and $682,000, respectively, from its chief executive officer. Pursuant to his employment contract, $984,000 of advances were made to him for a bonus accrued during the first six-months of fiscal 2000. The accrued bonus was reversed in the second six-months of fiscal 2000. The receivable is expected to be extinguished from reductions in future salary and bonus payments. During fiscal 2002 and the six-months ended December 31, 2001, the chief executive officer repaid $580,000 and $302,000, respectively, of the advances through deductions from his salary.

NOTE 4: PROPERTY AND EQUIPMENT

Net property and equipment were (in thousands):

	December 31,
	2002	2001
Land and buildings	$3,741	$1,401
Leashold improvements	7,130	6,435
Furniture, fixtures, equipment and software	39,371	35,641

	50,242	43,477
Less accumulated depreciation	(30,897)	(23,918)

Net property and equipment	$19,345	$19,559

NOTE 5: INCOME TAXES

        For fiscal 2002, the transition period and fiscal 2001, Midway is required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period. For fiscal 2002, the transition period and for fiscal 2001 the valuation allowance increased net loss per share by $0.48, $0.04 and $0.54, respectively. Midway will be required to provide a valuation allowance in future periods should losses occur. To the extent an indefinite-lived deferred tax liability increases in future periods, expense will be recognized. Management expects the valuation allowance to be reversed into income in future periods after Midway returns to profitability.

        Significant components of the provision (credit) for income tax for the year ended December 31, 2002, the six-months ended December 31, 2001 and 2002 and for the years ended June 30, 2001 and 2000 were (in thousands):

		Six-Months Ended December 31,		Years Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
Current:
Federal	$—	$—	$—	$—	$(8,510)
State	—	—	—	—	(707)
Foreign	87	—	—	—	195

Total current	87	—	—	—	(9,022)
Deferred:
Federal	(17,022)	(2,114)	(7,028)	(26,354)	1,168
State	463	591	(556)	(1,156)	(59)
Foreign	(1)	(88)	(193)	(538)	—

Total deferred	(16,560)	(1,611)	(7,777)	(28,048)	1,109
Valuation Allowance	21,950	1,611	—	20,271	—
Provision for tax benefits resulting from stock options	—	—	—	—	374

Provision (credit) for income taxes	$5,477	$—	$(7,777)	$(7,777)	$(7,539)

        Consolidated pre-tax loss includes pre-tax (loss) income from foreign operations of $(3,597,000), $(308,000), $(1,276,000), $(1,759,000) and $628,000 for fiscal 2002, the six-months ended December 31, 2001 and 2002 and for fiscal 2001 and 2000, respectively.

        The income tax provision (credit) differs from the amount computed using the statutory federal income tax rate as follows:

		Six-Months Ended December 31,		Years Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.6%	6.6%	(1.7)%	(1.0)%	(2.4)%
Valuation allowance	45.4%	27.6%	—	26.6%	—
Other, net	0.3%	0.8%	(0.8)%	(0.8)%	(1.1)%

	11.3%	—	(37.5)%	(10.2)%	(38.5)%

        Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 were (in thousands):

	December 31,
	2002	2001
Deferred tax assets resulting from:
Tax loss carryforward	$50,112	$40,868
AMT	—	376
Inventory valuation	—	944
Accrued items not currently deductible	3,973	1,549
Receivable allowance	3,921	2,563

Gross deferred tax assets	58,006	46,300

Deferred tax liabilities resulting from:
Tax over book depreciation	1,198	1,389
Goodwill	4,147	2,234
Capitalized software	10,702	7,630
Other	769	317

Gross deferred tax liabilities	16,816	11,570

Valuation allowance	(45,337)	(23,387)

Net deferred tax assets (liabilities)	$(4,147)	$11,343

        During fiscal 2002, the transition period and fiscal 2001 no income taxes were paid. During fiscal 2002, Midway received tax refunds totaling $13,626,000 based on net operating loss carryback claims filed with the Internal Revenue Service and state taxing authorities. During the year ended June 30, 2000 income taxes paid were $4,654,000. At December 31, 2002, Midway had a net operating loss carryforward of $137,000,000 for federal income tax purposes which expire from 2019 to 2022. The net operating loss carryforward at December 31, 2002 and 2001 and June 30, 2001 includes $5,397,000, $5,214,000 and $1,025,000, respectively, relating to deductions allowed for employee stock options. The employee stock option deductions resulted in a gross deferred tax asset of $2,008,000. Midway has provided an allowance of $2,008,000 against that deferred tax asset which will be credited to additional paid-in capital upon utilization of the net operating loss carryforward.

NOTE 6: LINE OF CREDIT

        In March 2003, Midway amended its credit facility to modify credit availability and maturity. The amended and restated credit agreement now provides for a letter of credit facility and a revolving line of credit with availability through February 15, 2004. The letter of credit facility provides for the availability of $15,000,000, which is fully collateralized with cash or cash equivalents on deposit. The revolving line of credit provides for the availability of up to $25,000,000 subject to a borrowing base equal to 80% of eligible accounts receivable, less $50,000,000, which is available during the period September 1, 2003 to February 15, 2004 when seasonal working capital requirements are the highest. The agreement also requires, among other things, that Midway maintain a minimum level of stockholders' equity and net worth. Additionally, the agreement prohibits cash dividends on common stock and restricts the repurchase of our capital stock. Substantially all of our assets are pledged as collateral under our credit agreement.

        No borrowings were outstanding under the revolving line of credit at December 31, 2002 and 2001. Letters of credit outstanding were $541,000 and $154,000 at December 31, 2002 and 2001, respectively.

NOTE 7: CAPITALIZED PRODUCT DEVELOPMENT COSTS

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

        Midway accounts for software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by Midway when incurred and are included in research and development expense. Once a software product has reached technological feasibility, then all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to Midway.

        The videogames that Midway is currently developing are for the new generation of platforms and generally have a significant level of costs being incurred after technological feasibility has been established. This is due to establishment of technological feasibility early in the development cycle and longer development time needed for the new generation of videogames.

        Midway evaluates the recoverability of capitalized software development costs on a product-by-product basis. Capitalized software is amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. Midway capitalized $70,572,000, $21,490,000, $4,992,000, $9,569,000, and $13,101,000 of software development costs for fiscal 2002, the six-months ended December 31, 2001 and 2000, and fiscal 2001 and 2000, respectively. Amortization of software development costs was $52,826,000, $7,959,000, $8,109,000, $11,351,000, and $13,110,000 for fiscal 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001 and 2000, respectively. During the year ended December 31, 2002, Midway recorded an impairment charge of $8,958,000 for capitalized software development costs in the restructuring and other charges line item of the consolidated statement of operations. Refer to Note 11.

NOTE 8: REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

        On May 22, 2001, the Company sold 4,200 shares of Series B redeemable convertible preferred stock and warrants to purchase 1,050,000 shares of Midway's common stock for $42,000,000 in a private placement resulting in proceeds of $39,400,000, net of cash issuance cost. Midway's chief executive officer purchased $2,000,000 of the Series B convertible preferred stock and warrants on the same terms as the other investors. Warrants were also issued to the private placement agent as partial compensation.

        The shares of Series B convertible preferred stock had a stated value of $10,000 per share and provided for a dividend of 4% payable quarterly in cash or additional Series B convertible preferred stock at Midway's option. The shares of Series B preferred stock were convertible into Midway's common stock at $9.33 (subject to certain adjustment provisions) per share and had a mandatory redemption date of November 22, 2003 at the stated value of $42,000,000 plus any accrued and unpaid dividends. The terms of the Series B convertible preferred stock also included an option to acquire 1,312.5 additional shares of Series B convertible redeemable convertible preferred stock at $10,000 per share.

        In August 2001, the option to purchase additional shares of Series B convertible preferred stock was exercised by all of the investors and Midway received proceeds of $12,425,000, net of cash issuance cost. The additional Series B convertible preferred shares have similar provisions, including those relating to conversion and redemption, as the initial Series B convertible preferred shares, except that the conversion price is $10.60.

        In May 2002, the investors converted the initial 4,200 shares of Series B convertible preferred stock into 4,501,608 shares of common stock at the conversion price of $9.33 per share. An additional 17,266 shares of common stock were issued to the investors upon conversion to satisfy $161,000 of net accrued dividends that existed on the date of conversion. This conversion accelerated the recognition of imputed preferred stock dividends (i.e. non-cash dividends) that otherwise would have been recognized in subsequent periods.

        During the six-month period from May 22, 2003 to the November 22, 2003 redemption date, the Company may have the right to require the holders of all the remaining Series B convertible preferred shares to convert into the Company's common stock. Such right will be triggered only if the weighted average price of the Company's common stock for thirty consecutive trading days during the six-month period is at or above $17.23.

        Midway may elect to redeem all or part of the Series B convertible preferred shares by the issuance of its common stock valued at the average of the weighted average price of the common stock for the 120 trading days preceding the redemption date. The election to use common stock must be made 125 trading days prior to the November 22, 2003 redemption date. A minimum common share price is established equal to 50% of the closing bid price of the common stock on the 126th trading day before the redemption date. Over the 120 trading days preceding the redemption date, a decrease in average closing bid price below the established minimum common share price would require the Company for each day the condition exists to use cash to redeem 1/120 of the remaining Series B convertible preferred shares that the Company had elected to redeem using common stock. Alternatively, Midway may redeem the Series B convertible preferred shares outstanding on November 22, 2003 at the stated value plus unpaid dividends.

        The holders of the remaining Series B convertible preferred shares have the right to put to the Company the Series B convertible preferred stock at 125% of stated value in the event of a change in control or up to 120% in the event of default. The terms of the Series B convertible preferred stock prohibit the payment of dividends on the Company's common stock.

        The warrants issued to the purchasers of Series B convertible preferred stock in the May 2001 sales have three-year terms and can be used to purchase 1,050,000 shares of Midway's common stock at an exercise price of $9.33 per share. The warrants issued to the private placement agent had five-year terms and can be used to purchase 555,161 shares of Midway's common stock at an exercise price of $9.33 per share, and 123,821 shares of Midway's common stock at an exercise price of $10.60 per share.

        The determination of the amount included in the December 31, 2002 and 2001 consolidated balance sheets for redeemable convertible preferred stock is as follows (in thousands):

Proceeds from May 2001 and August 2001 issuances	$55,125
Cash issuance cost	(3,300)

Net proceeds:	51,825
Amounts allocated to (included in additional paid-in capital):
Warrants issued to private placement agent	(3,820)
Warrants issued to investors	(4,294)
Option to purchase additional preferred shares	(2,496)
Beneficial conversion rate	(9,453)

(20,063)

Amount allocated to preferred stock	31,762
Imputed dividend charged to retained earnings	4,187

Amount in December 31, 2001 consolidated balance sheet	35,949
Imputed dividends charged to additional paid-in capital	18,636
Beneficial conversion rate	(14)
Conversion to common stock	(42,000)

Amount in December 31, 2002 consolidated balance sheet	$12,571

        The $554,000 difference between the $13,125,000 redemption value and carrying amount of the remaining Series B convertible preferred shares will be recorded as an imputed dividend on the Series B convertible preferred stock evenly until the November 22, 2003 redemption date and charged to stockholder's equity. In the event of conversion of Series B convertible preferred stock to Midway's common stock the remaining difference between the redemption amount and the carrying amount relating to the converted Series B convertible preferred stock at time of conversion will be recorded as an imputed preferred stock dividend and charged to stockholder's equity at that time.

NOTE 9: LOSS PER SHARE OF COMMON STOCK

        The calculation of loss per share for fiscal 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001 and 2000 did not include the effect of the Company's redeemable convertible preferred stock, warrants, or stock options because to do so would have been antidilutive. Additional information on the potential dilutive securities can be found in Notes 8 and 10.

NOTE 10: PREFERRED STOCK AND COMMON STOCK OPTION PLANS

        The authorized and undesignated preferred stock is issuable in series, and the elective rights and preferences and number of shares in each series are to be established by the Board of Directors.

        The Midway Rights Agreement became effective in 1998. Under the Rights Agreement, each share of Midway common stock has an accompanying Right to purchase, under certain conditions, one one-hundredth of a share of the Company's Series A Preferred Stock at an exercise price of $100, permitting each holder to receive $200 worth of the Company's common stock valued at the then current market price. The Rights are redeemable by the Company at $0.01 per Right, subject to certain conditions, at any time and expire in 2007. Rights were issued to the Series B convertible preferred stockholders equal to the number of Rights associated with the shares of the Company's common stock to which the Series B convertible preferred stockholders would be entitled to if conversion had taken place. The Rights are intended to assure fair shareholder treatment in any attempted takeover of the Company and to guard against abusive takeover tactics.

        In September 2002, Midway adopted the 2002 Non-Qualified Stock Option Plan (the "2002 Plan"). The Company granted options to purchase a total of 2,999,991 shares under the 2002 Plan during the year ended December 31, 2002 to employees and directors who elected to participate in the program. In exchange, employees and directors agreed to reduce their base salary or director's fee for a one-year period commencing in January 2003. For each dollar of salary or fee reduction, employees and directors were granted options to purchase one and one half shares of the Company's common stock. As a result, payroll expenses and director's fees in 2003 will be approximately $2,000,000 less than previously planned. The options will vest ratably over a one-year period commencing in January 2003. The exercise price of options granted is $5.29 per share, the closing price of a share of the Company's common stock on the grant date.

        Under the 2002 Plan and earlier common stock option plans, the Company may grant both incentive stock options and nonqualified options on shares of common stock through the year 2012. At December 31, 2002, the plans authorized option grants on 12,750,000 shares of common stock to employees and under certain conditions to non-employee directors and consultants. The Stock Option Committee of the Board of Directors has the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years. At December 31, 2002, 11,794,564 shares of common stock were reserved for possible issuance for stock option plans and 2,967,190 shares of common stock were reserved for the possible conversion of Series B convertible preferred stock and possible exercise of warrants.

        A summary of the status of the Company's stock option plans for fiscal 2000 and 2001, the six-months ended December 31, 2001 and fiscal 2002 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 1999	4,758	$13.54
Granted	1,906	11.78
Exercised	(136)	8.25
Forfeited	(227)	17.11

Outstanding at June 30, 2000	6,301	12.99
Granted	1,174	6.79
Exercised	(136)	8.00
Forfeited	(900)	11.54

Outstanding at June 30, 2001	6,439	12.17
Granted	61	16.49
Exercised	(655)	8.28
Forfeited	(333)	14.32

Outstanding at December 31, 2001	5,512	12.54
Granted	4,084	6.92
Exercised	(28)	8.30
Forfeited	(515)	9.08

Outstanding at December 31, 2002	9,053	10.21

        The following summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.06-$9.89	5,385	8.3	$6.29
10.625-15.5625	1,864	7.7	13.01
16.50-23.125	1,804	4.4	19.03

4.06-23.125	9,053	7.4	10.21

        At December 31, 2002 options for 4,699,000 shares were exercisable at a weighted average exercise price of $13.18 with a range of $4.06 to $23.125. At December 31, 2001 options for 3,994,000 shares were exercisable at a weighted average exercise price of $13.42 with a range of $6.50 to $23.125. At June 30, 2001 and 2000 options for 4,428,000 and 4,075,000 shares, respectively, were exercisable at an average exercise price of $13.20 and $13.12 per share, respectively. At December 31, 2002, 2,741,000 shares were available for future grants under the plans.

        The Company accounts for stock options issued to employees and directors for purposes of determining net income (loss) in accordance with APB Opinion No. 25. Stock options issued to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF consensus No. 96-18.

        For pro forma calculations as shown in Note 1, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001 and 2000, respectively: dividend yield of 0% for all periods; expected volatility of 0.90 for fiscal 2002 and 0.70 for all other periods; risk free interest rate of 3.09%, 4.54%, 5.04%, 5.65%, and 6.15%, and expected life of the option of 6 years for all periods.

        During fiscal 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001 and 2000, options granted with an exercise price equal to the market price of the stock had a weighted average pro forma fair market value using the Black-Scholes assumptions noted above of $5.26, $10.88, $7.01, $5.70, and $7.93 per share, respectively. During fiscal 2002 and 2001 options granted with an exercise price lower than the then market price of the stock had a weighted average exercise price of $7.18 and $6.50, respectively, and a weighted average fair market value using the Black-Scholes assumptions of $9.55 and $5.66, respectively.

NOTE 11: RESTRUCTURING AND OTHER CHARGES

        The Company recorded restructuring and other charges during the periods presented as follows (in thousands):

		Six-Months Ended December 31,		Years Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
California product development consolidation	$9,517	$—	$—	$—	$—
Corsicana Texas office—closing of a Texas facility	1,210	—	—	—	—
Coin-operated videogame business	(106)	180	—	6,846	997

Total restructuring and other charges	$10,621	$180	$—	$6,846	$997

California Product Development Consolidation

        During December 2002, Midway began consolidating its California product development operations into one studio. The Company believes that consolidating its internal California product development operations into one studio will lead to a more efficient and cost-effective product development function. See Note 15 for subsequent event disclosures. The provision of $9,517,000 that was recorded in the restructuring and other charges line item can be summarized as follows (in thousands):

	Severance	Impairment of Capitalized Product Development Costs	Other Costs	Total
Initial provision	$408	$8,958	$151	$9,517
Usage/payouts	(82)	(8,958)	(151)	(9,191)

Balance at December 31, 2002	$326	$—	$—	$326

        The severance related to 27 employees all of whom were terminated as of December 31, 2002. The remaining severance liability at December 31, 2002 is included in the accrued compensation and related benefits line item of the consolidated balance sheet. The impairment of capitalized product development costs related to the termination of certain games associated with the consolidation of product development operations in California. Midway expects to use the remaining balances at December 31, 2002 in fiscal 2003.

Corsicana, Texas Office

        During fiscal 2002, the Company incurred charges totaling $2,083,000 related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California. The provision of $1,210,000 that was recorded in the restructuring and other charges line item can be summarized as follows (in thousands):

	Severance	Fixed Asset Disposals	Lease and Long- Term Commitments and Other Costs	Total
Initial provision	$799	$205	$206	$1,210
Usage/payouts	(409)	(205)	(89)	(703)

Balance at December 31, 2002	$390	$—	$117	$507

        The severance charge related to 28 employees of whom 24 were terminated as of December 31, 2002. The remaining severance balance of $390,000 at December 31, 2002 is included in the accrued compensation and related benefits line item of the consolidated balance sheet. The remaining balance of $117,000 at December 31, 2002 for lease and long-term commitments and other expenses is included in the other accrued liabilities line item of the consolidated balance sheet. Midway expects to use the remaining balances at December 31, 2002 in fiscal 2003.

        In addition to the restructuring charge, the provision also included the following charges recorded during fiscal 2002:

  1)
  $684,000 related primarily to the relocation, replacement and training of administrative positions that were consolidated with existing operations in Chicago, Illinois. This item was recorded in the administrative expense line item of the consolidated statement of operations.

  2)
  $189,000 related primarily to the relocation, replacement and training of sales and marketing positions that were consolidated with existing operations in Milpitas, California. This item was recorded in the selling and marketing expense line item of the consolidated statement of operations.

Coin-Operated Videogame Business

        During fiscal 2000, the Company incurred $997,000 of restructuring charges ($618,000, $0.02 per share, after tax) for severance of 84 employees in coin-operated videogames sales and administration and in product development. There were no adjustments to the fiscal 2000 accrual.

        During fiscal 2001, the Company downsized and subsequently exited the coin-operated videogame business and recorded charges totaling $12,527,000. The provision included a restructuring charge of $6,846,000 that was recorded in the restructuring and other charges line item can be summarized as follows (in thousands):

	Severance	Fixed Asset Disposals	Lease and Long- Term Commitments	Administrative Costs	Total
Initial reserve	$997	$—	$—	$—	$997
Usage/payouts	(997)	—	—	—	(997)

Balance at June 30, 2000	—	—	—	—	—

Additional Charges	2,049	3,070	1,037	690	6,846
Usage/payouts	(205)	(2,636)	—	—	(2,841)

Balance at June 30, 2001	1,844	434	1,037	690	4,005

Usage/payouts	(1,203)	(434)	(74)	(860)	(2,571)
Provision adjustment	10	—	—	170	180

Balance at December 31, 2001	651	—	963	—	1,614

Usage/payouts	(467)	—	(332)	—	(799)
Provision adjustment	—	—	(106)	—	(106)

Balance at December 31, 2002	$184	$—	$525	$—	$709

        The severance charge related to 109 employees who were all terminated as of December 31, 2001. The remaining severance and lease and long-term commitments balances at December 31, 2002 are included in the accrued compensation and related benefits, other accrued liabilities and noncurrent liabilities line items, respectively. Midway expects to use the severance and the majority of the lease and long-term commitments balances at December 31, 2002 during fiscal 2003.

        In addition to the restructuring charge, the provision also included the following charges recorded during fiscal 2001:

  1)
  $4,716,000 related primarily to the write-off of coin-operated inventory. This item was recorded in the cost of sales coin-operated video line item of the consolidated statement of operations.

  2)
  $965,000 related to accounts receivable that were deemed to be uncollectible as a result of the Company's decision to stop supporting coin-operated videogames. This item was recorded in the administrative expense line item of the consolidated statement of operations.

        During the six-months ended December 31, 2001, the Company recorded a net reversal of the above charges totaling $880,000. The net reversal is comprised of a reduction of cost of sales of $1,260,000 for the sale of coin-operated related kits and parts, an increase of administrative expense of $200,000 and an increase of restructuring charges of $180,000. During fiscal 2002, the Company recorded a reversal of the above charges totaling $106,000.

NOTE 12: COMMITMENTS

        The Company leases certain warehouses, office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at December 31, 2002 as follows (in thousands):

2003	$3,765
2004	3,347
2005	2,004
2006	1,172
2007	241

10,529
Less sublease income	2,633

$7,896

        Rent expense for fiscal 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001 and 2000 was $2,886,000, $2,006,000, $1,827,000, $3,676,000, and $2,686,000, respectively, and was offset by sublease income of $947,000, $444,000, $429,000, $725,000 and $703,000, respectively. Aggregate future gross lease commitments of approximately $4,257,000 were guaranteed, prior to the acquisition of Atari Games, and continue to be guaranteed by its former parent company.

        The Company enters into license agreements for the use of intellectual property in specific videogames or for a period of time. Certain of these agreements provide for advance payments or guarantee minimum payments of royalties. Future annual minimum payments due under the agreements for 2003 and 2004 were $2,953,000 and $855,000, respectively. There are no payments due in 2005 and beyond. The payments are expected to be recovered from the sale of videogames using the license each year.

NOTE 13: LEGAL PROCEEDINGS

        The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations. During the year ended December 31, 2002, the Company recorded $1,357,000 as income in the other interest and other expense, net line item of the consolidated statement of operations for legal proceedings settled in the Company's favor.

NOTE 14: RELATED PARTY TRANSACTION

        During June 2002, the Company purchased from WMS Industries Inc. ("WMS"), its former parent company, real estate consisting of the Company's principal office and a related parking lot. Prior to the purchase, the Company leased these facilities from WMS. The total purchase price of $2,316,000 was paid in cash.

        Since its incorporation in 1988 through the date of its 1996 initial public offering, Midway was a wholly owned subsidiary of WMS. In 1998 WMS completed the spin-off of its remaining ownership interest in Midway. A majority of the members of Midway's board of directors also serve on WMS' board of directors.

NOTE 15: SUBSEQUENT EVENT

        During February 2003, the Company announced that it would consolidate its Milpitas, California product development operations into its existing San Diego product development offices. The Company believes that consolidating its internal California product development operations into one studio will lead to a more efficient and cost-effective product development function. The Company's selling and marketing functions located in the Milpitas facility will continue operating from that location. See Note 11 for detail regarding restructuring activity.

        The closure of the Milpitas product development operations affects 116 employees, 103 of whom are directly associated with product development, either through a reduction in staff or relocation to the Company's San Diego, California studio. The employment of 74 employees, 68 of whom were directly associated with product development, was terminated effective February 7, 2003. The Company expects to record $6.2 million of restructuring and other charges during the first six months of 2003 relating to employee severance, facilities and other expenses.

NOTE 16: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial information for fiscal 2002, the transition period and fiscal 2001 are as follows (in thousands, except per share amounts):

	Quarters Ended,(1)
	March 31, 2002(2)	June 30, 2002(3)	September 30, 2002(4)	December 31, 2002(5)
Revenues	$31,007	$28,073	$52,621	$80,156
Gross profit	12,255	5,290	12,186	19,427
Research and development expense	5,535	6,658	6,943	5,871
Loss applicable to common stock	(8,933)	(27,919)	(11,813)	(24,953)
Basic and diluted loss per share	$(0.20)	$(0.61)	$(0.25)	$(0.54)
Shares used in calculations	43,677	45,663	46,495	46,469

(1)
Excludes the amortization of goodwill from adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 2 to the financial statements.

(2)
The March 31, 2002 quarter includes restructuring charges and other charges totaling $1,333,000 relating to the closing of administrative facilities located in Corsicana, Texas.

(3)
The June 30, 2002 quarter includes charges totaling $507,000 relating to the closing of administrative facilities located in Corsicana, Texas.

(4)
The September 30, 2002 quarter includes charges totaling $218,000 relating to the closing of administrative facilities located in Corsicana, Texas.

(5)
The December 31, 2002 quarter includes charges totaling $25,000 relating to the closing of administrative facilities located in Corsicana, Texas, $9,517,000 relating to the consolidation of the California product development operations and a $106,000 reduction of the restructuring charges related to exiting the coin-operated videogame business.

	Quarters Ended,(1)
	September 30, 2001(2)	December 31, 2001(3)
Revenues	$28,335	$43,720
Gross profit	13,558	21,624
Research and development expense	5,888	6,919
Loss applicable to common stock	(7,680)	(2,725)
Basic and diluted loss per share	$(0.20)	$(0.07)
Shares used in calculations	37,858	38,968

(1)
Excludes the amortization of goodwill from adoption of SFAS Number 142, "Goodwill and Other Intangible Assets." See Note 2 to the financial statements.

(2)
The September 30, 2001 quarter includes a one-time charge for executive retirement benefits of $1,050,000.

(3)
The December 31, 2001 quarter includes a provision to increase allowance for doubtful accounts by $883,000 related to a major retailer seeking protection under bankruptcy laws and includes a net reversal of restructuring charges totaling $880,000 or $0.02 per share that was recorded in the year ended June 30, 2001.

	Quarters Ended(1)
	September 30, 2000	December 31, 2000	March 31, 2001(2)(4)	June 30, 2001(3)(4)
Revenues	$47,275	$76,995	$23,723	$20,215
Gross profit (loss)	13,374	27,498	1,286	4,247
Research and development expense	16,501	14,507	14,867	15,732
Loss applicable to common stock	(9,951)	(3,011)	(25,852)	(30,521)
Basic and diluted loss per share	$(0.26)	$(0.08)	$(0.69)	$(0.81)
Shares used in calculations	37,711	37,711	37,719	37,734

(1)
Certain amounts have been reclassified to reflect current period presentation.

(2)
The March 31, 2001 quarter includes a restructuring charge of $3,639,000 or $0.10 per share with no tax benefit for the further downsizing of the coin-operated videogame business.

(3)
The June 30, 2001 quarter includes a restructuring charge for exiting the coin-operated videogame business of $8,888,000 or $0.23 per share with no tax benefit.

(4)
Includes tax benefits of $7,860,000 and $7,835,000 for the quarters ended September 30, 2000 and December 31, 2000, respectively, prior to the establishment of valuation reserves on tax benefits of losses.

MIDWAY GAMES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year ended December 31, 2002, six-months ended December 31, 2001, and years ended June 30, 2001 and 2000

	COLUMN A	COLUMN B	COLUMN C ADDITIONS		COLUMN D	COLUMN E
Period	Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Amounts Written Off	Balance at End of Period
Year Ended
December 31, 2002	Allowance for receivables	$1,985,000	$889,000	$—	$284,000	$2,590,000
	Allowance for price protection, returns and discounts	5,256,000	27,824,000	—	22,761,000	10,319,000

	Total	$7,241,000	$28,713,000	$—	$23,045,000	$12,909,000

Six-Months Ended
December 31, 2001	Allowance for receivables	$2,755,000	$1,003,000	$—	$1,773,000	1,985,000
	Allowance for price protection, returns and discounts	5,599,000	4,526,000	—	4,869,000	5,256,000

	Total	$8,354,000	$5,529,000	$—	$6,642,000	$7,241,000

Year Ended
June 30, 2001	Allowance for receivables	$821,000	$2,494,000	$—	$560,000	$2,755,000
	Allowance for price protection, returns and discounts	5,034,000	9,680,000	—	9,115,000	5,599,000

	Total	$5,855,000	$12,174,000	$—	$9,675,000	$8,354,000

Year Ended
June 30, 2000	Allowance for receivables	$1,138,000	$1,726,000	$—	$2,043,000	$821,000
	Allowance for price protection, returns and discounts	3,816,000	23,128,000	—	21,910,000	5,034,000

	Total	$4,954,000	$24,854,000	$—	$23,953,000	$5,855,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2003.

MIDWAY GAMES INC.
By:	/s/ NEIL D. NICASTRO Neil D. Nicastro Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ NEIL D. NICASTRO Neil D. Nicastro	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer) and Director	March 28, 2003
/s/ THOMAS E. POWELL Thomas E. Powell	Executive Vice President—Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 28, 2003
/s/ KENNETH J. FEDESNA Kenneth J. Fedesna	Executive Vice President—Product Development and Director	March 28, 2003
/s/ LOUIS J. NICASTRO Louis J. Nicastro	Director	March 28, 2003
/s/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Director	March 28, 2003
/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	March 28, 2003

/s/ WILLIAM E. MCKENNA William E. McKenna	Director	March 28, 2003
/s/ NORMAN J. MENELL Norman J. Menell	Director	March 28, 2003
/s/ HARVEY REICH Harvey Reich	Director	March 28, 2003
/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	March 28, 2003
/s/ RICHARD D. WHITE Richard D. White	Director	March 28, 2003
/s/ GERALD O. SWEENEY, JR. Gerald O. Sweeney, Jr.	Director	March 28, 2003

CERTIFICATIONS

I, Neil D. Nicastro, Chief Executive Officer of Midway Games Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Midway Games Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003
/s/ NEIL D. NICASTRO Neil D. Nicastro Chief Executive Officer

I, Thomas E. Powell, Chief Financial Officer of Midway Games Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Midway Games Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003
/s/ THOMAS E. POWELL Thomas E. Powell Chief Financial Officer

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
10.2	Patent License Agreement dated as of July 1, 1996 between the Registrant, Williams Electronics Games, Inc. and WMS Gaming Inc., incorporated herein by reference to the S-1 Registration Statement.
10.3	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.4	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.
10.5	Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.6	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10.7
Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment Agreement with Midway, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").
10.8	Confidentiality and Non-Competition Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.9	Right of First Refusal Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.

10.10	Third Parties Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.11	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.12	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.13	1999 Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.14
Amended and Restated Employment Agreement dated as of May 24, 1999 between Harold H. Bach, Jr. and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
10.15	Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the 1999 10-K.
10.16
Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.17
Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").
10.18	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.19
Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.20
Securities Purchase Agreement, dated as of May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.21	Registration Rights Agreement, dated May 22, 2001, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.22	Form of Warrants to purchase common stock of the Registrant, issued to certain investors, incorporated herein by reference to the 5/22/01 8-K.
10.23	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the 5/22/01 8-K.
10.24
Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc., incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "WMS 2001 10-K").
10.25	Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS 2001 10-K.

10.26
Letter Agreement dated as of September 26, 2001 between the Registrant and Harold H. Bach, Jr. regarding Mr. Bach's Amended and Restated Employment Agreement, incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K").
10.27	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.28	2002 Stock Option Plan, incorporated herein by reference to the Registrant's definitive proxy statement filed on December 5, 2001.
10.29
Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.
10.30
First Amendment dated June 28, 2002 to Settlement and Temporary Services Agreement dated as of August 31, 2001 by and among the Registrant, Midway Home Entertainment Inc., Midway Amusement Games, LLC, Midway Games West Inc., Midway Interactive Inc., WMS Industries Inc., Williams Electronics Games, Inc., and WMS Gaming Inc, incorporated herein by reference the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the "6/30/02 10-Q").
10.31	Easement Agreement dated June 28, 2002 by and between Midway Amusement Games, LLC and Williams Electronics Games, Inc., incorporated herein by reference to the 6/30/02 10-Q.
10.32	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10.33	Letter Agreement dated as of February 10, 2003 by and between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant.
10.34	Letter Agreement dated as of February 10, 2003 by and between the Registrant and Mark S. Beaumont regarding Mr. Beaumont's employment by the Registrant.
10.35	Letter Agreement dated as of February 10, 2003 by and between the Registrant and David W. Nichols regarding Mr. Nichols's employment by the Registrant.
10.36	Amended and Restated Credit Agreement dated as of March 24, 2003 among the Registrant and Bank of America, N.A., among other lenders.
10.37	Amended and Restated Security Agreement dated as of March 24, 2003 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders.
10.38	LC Credit Agreement dated as of March 24, 2003 between the Registrant and Bank of America, N.A., among other lenders.
10.39	Midway Management Bonus Incentive Plan.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
INDEX TO FINANCIAL INFORMATION
REPORT OF INDEPENDENT AUDITORS
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Changes in Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Year ended December 31, 2002, six-months ended December 31, 2001, and years ended June 30, 2001 and 2000
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX