Form 10-Q
period 2003-03-31
MIDWAY GAMES INC
filed 2003-05-15
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,469,310 shares of common stock, $0.01 par value, were outstanding at May 5, 2003 excluding 2,930,000 shares held as treasury shares.

MIDWAY GAMES INC.

INDEX

Part I—Financial Information

Item 1—Financial Statements

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$55,785	$48,983
Receivables, less allowances of $10,943 at March 31, 2003 and $12,909 at December 31, 2002	32,329	54,265
Inventories	4,571	9,313
Capitalized product development costs	27,786	24,567
Other current assets	4,410	4,292

Total current assets	124,881	141,420
Capitalized product development costs	2,331	4,194
Property and equipment, net	17,906	19,345
Goodwill	33,464	33,464
Deferred income taxes	496	—
Other assets	3,154	2,977

Total assets	$182,232	$201,400

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,753	$10,410
Accrued compensation and related benefits	8,798	6,518
Deferred income taxes	4,972	2,374
Accrued royalties	4,685	8,840
Other accrued liabilities	11,875	15,015

Total current liabilities	35,083	43,157
Deferred income taxes	—	1,773
Other noncurrent liabilities	3,961	3,932
Redeemable convertible preferred stock, Series B, $0.01 par value, 5,512.5 shares authorized and designated, 1,312.5 shares issued at March 31, 2003 and December 31, 2002, redeemable at $13,125	12,724	12,571
Stockholders' equity:
Preferred stock, $0.01 par value, 4,994,487.5 shares authorized and undesignated at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued: 49,399,310 at March 31, 2003 and December 31, 2002	494	494
Additional paid-in capital	220,891	221,074
Accumulated deficit	(64,757)	(55,440)
Translation adjustment	(439)	(436)
Treasury stock, at cost, 2,930,000 shares at March 31, 2003 and December 31, 2002	(25,725)	(25,725)

Total stockholders' equity	130,464	139,967

Total liabilities and stockholders' equity	$182,232	$201,400

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended March 31,
	2003	2002
Revenues
Home video	$45,826	$30,265
Coin-operated video	—	742

Total revenues	45,826	31,007
Cost of sales
Home video—product costs and distribution	21,764	10,258
Home video—royalties and product development	9,139	8,060

Home video—total cost of sales	30,903	18,318
Coin-operated video	—	434

Total cost of sales	30,903	18,752

Gross profit	14,923	12,255
Research and development expense	5,848	5,870
Selling and marketing expense	7,061	6,981
Administrative expense	3,975	5,083
Restructuring and other charges	6,627	1,210

Operating loss	(8,588)	(6,889)
Interest income and other expense, net	232	480

Loss before tax	(8,356)	(6,409)
Provision for income taxes	961	—

Net loss	(9,317)	(6,409)
Preferred stock dividends:
Distributed	130	531
Imputed	153	1,993

Loss applicable to common stock	$(9,600)	$(8,933)

Basic and diluted loss per share of common stock	$(0.21)	$(0.20)

Average number of shares outstanding	46,469	43,677

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three-Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(9,317)	$(6,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,773	2,493
Receivables provision	5,122	1,715
Deferred income taxes	329	—
Stock option expense	100	199
Loss on disposal of fixed assets	30	205
Increase (decrease) resulting from changes in operating assets and liabilities	9,653	(15,506)

Net cash provided by (used in) operating activities	7,690	(17,303)
Investing activities:
Purchase of property and equipment	(373)	(1,332)
Net change in short-term investments	—	5,000

Net cash provided by (used in) investing activities	(373)	3,668
Financing activities:
Cash received on exercise of common stock options	—	190
Cash dividend on preferred stock	(134)	(562)

Net cash used in financing activities	(134)	(372)

Effect of exchange rate changes on cash	(381)	(48)

Increase (decrease) in cash and cash equivalents	6,802	(14,055)
Cash and cash equivalents at beginning of period	48,983	86,882

Cash and cash equivalents at end of period	$55,785	$72,827

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of Midway's business, operating results for the three-months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Midway Games Inc. (the "Company," "we" or "Midway") Annual Report on Form 10-K for the year ended December 31, 2002.

2.
New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 in January 2003.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain disclosures are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. We adopted the annual disclosure provisions of SFAS No. 148 during the year ended December 31, 2002 and the interim disclosure requirements during the three-months ended March 31, 2003 as disclosed in Note 4.

3.
Inventories

        Inventories consist of finished goods at March 31, 2003 and December 31, 2002 and are valued at the lower of cost (determined by the first-in, first-out method) or market.

4.
Common Stock Options

        The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. The Company recognizes compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has reflected the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF consensus No. 96-18, Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under FASB Statement No. 123, Accounting for Stock-Based Compensation.

        The following table illustrates the effect on the net loss applicable to common stock if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended March 31,
	2003	2002
Reported loss applicable to common stock	$(9,600)	$(8,933)
Deduct stock option expense included in reported loss applicable to common stock	100	199
Add stock option expense determined under the fair value based method for all awards	(4,238)	(2,209)

Pro forma net loss applicable to common stock	$(13,738)	$(10,943)

Basic and diluted loss per share:
As reported	$(0.21)	$(0.20)
Pro forma	$(0.30)	$(0.25)
5.
Earnings Per Share

        Stock options were outstanding to purchase 8,700,945 and 6,135,162 shares of common stock at March 31, 2003 and 2002, respectively. Warrants were outstanding to purchase 1,728,982 shares of common stock at March 31, 2003 and 2002. Redeemable preferred stock convertible into 1,238,208 and 5,739,815 shares of common stock was outstanding at March 31, 2003 and 2002, respectively. The calculation of loss per share for the three-months ended March 31, 2003 and 2002 did not include the effect of either the stock options, warrants or convertible preferred stock because to do so would have been antidilutive. Accordingly, the weighted average common shares outstanding for the three-months ended March 31, 2003 and 2002 were used in their respective calculations of earnings per share.

6.
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

        Midway evaluates the recoverability of capitalized software development costs on a product-by-product basis. Capitalized software is amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. Midway capitalized $10,546,000 and $15,656,000 of software development costs for the three- months ended March 31, 2003 and 2002, respectively. Amortization of capitalized software development costs was $5,515,000 and $4,964,000 for the three-months ended March 31, 2003 and 2002, respectively. During the three-months ended March 31, 2003, Midway recorded an impairment charge of $3,675,000 for capitalized software development costs in the restructuring and other charges line item of the consolidated statement of operations. Refer to Note 11.

8.
Redeemable Convertible Preferred Stock and Warrants

        The determination of the amount included in the March 31, 2003 condensed consolidated balance sheet for redeemable convertible preferred stock is as follows (in thousands):

Amount included in the condensed consolidated balance sheet at December 31, 2002	$12,571
Imputed dividend charged to additional paid-in capital	153

Amount included in the condensed consolidated balance sheet at March 31, 2003	$12,724

        The $401,000 difference between the $13,125,000 redemption value and the carrying amount of the remaining Series B convertible preferred shares will be recorded as an imputed dividend on the Series B convertible preferred stock evenly until the November 22, 2003 redemption date and charged to stockholders' equity. In the event of conversion of Series B preferred stock to Midway's common stock the remaining difference between the redemption amount and the carrying amount relating to the converted Series B preferred stock at the time of conversion will be recorded as an imputed preferred stock dividend and charged to stockholders' equity at that time.

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

        Midway may elect to redeem all or part of the Series B convertible preferred shares by the issuance of its common stock valued at the average of the weighted average price of the common stock for the 120 trading days preceding the redemption date. The election to use common stock must be made 125 trading days prior to the November 22, 2003 redemption date. A minimum common share price is established equal to 50% of the closing bid price of the common stock on the 126th trading day before the redemption date. Over the 120 trading days preceding the redemption date, a decrease in average closing bid price below the established minimum common share price would require the Company for each day the condition exists to use cash to redeem 1/120 of the remaining Series B convertible preferred shares that the Company had elected to redeem using common stock. Alternatively, Midway may redeem the Series B convertible preferred shares outstanding on November 22, 2003 for cash at the stated value plus unpaid dividends.

        The holders of the remaining Series B convertible preferred shares have the right to put to the Company the Series B convertible preferred stock at 125% of stated value in the event of a change in control or up to 120% in the event of default. The terms of the Series B convertible preferred stock prohibit the payment of dividends on the Company's common stock.

9.
Income Taxes

        Midway is required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period. Midway will be required to provide a valuation allowance in future periods should losses occur. To the extent an indefinite-lived deferred tax liability increases in future periods, expense will be recognized. The valuation allowance will be reversed into income in future periods if and when Midway returns to profitability. This valuation allowance increased in the three-months ended March 31, 2003 and 2002 by $4,761,000 and $2,263,000, respectively.

10.
Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income requires the Company to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss for the three-months ended March 31, 2003 and 2002 amounted to $9,320,000 and $6,405,000, respectively.

11.
Restructuring

        The Company recorded restructuring and other charges during the periods presented as follows (in thousands):

	Three-Months Ended March 31,
	2003	2002
Consolidation of California product development operations	$6,786	$—
Consolidation of administrative facilities	(86)	1,210
Downsizing of coin-operated videogame business	(73)	—

Total restructuring and other charges	$6,627	$1,210

Consolidation of California Product Development Operations

        During December 2002, Midway began consolidating its California product development operations into one studio. In February 2003, Midway announced that it would consolidate its Milpitas, California product development operations into its existing San Diego product development offices. Midway believes that consolidating its internal California product development operations into one studio will lead to a more efficient and cost-effective product development function. The Company's marketing function located in the Milpitas facility continues to operate from that location.

        A provision of $6,786,000 and $9,517,000 was recorded in the restructuring and other charges line item during the three-months ended March 31, 2003 and December 31, 2002, respectively, and can be summarized as follows (in thousands):

	Severance	Product Development Costs	Other Costs	Total
Initial provision	$408	$8,958	$151	$9,517
Usage/payouts	(82)	(8,958)	(151)	(9,191)

Balance at December 31, 2002	326	—	—	326

Additional provision	2,057	4,696	33	6,786
Usage/payouts	(1,494)	(4,696)	(33)	(6,223)

Balance at March 31, 2003	$889	$—	$—	$889

        The initial severance provision related to 27 employees, all of whom were terminated as of December 31, 2002. The closure of the Milpitas product development operations will result in the termination of 108 employees, 97 of whom were directly associated with product development. As of March 31, 2003, 94 employees, 86 of whom were directly associated with product development, were terminated. The remaining severance liability at March 31, 2003 is included in the accrued compensation and related benefits line item of the condensed consolidated balance sheet. Midway expects to use the majority of the balance at March 31, 2003 during the remainder of 2003. Midway expects to incur approximately $2,240,000 of additional restructuring and other charges in the second quarter of 2003, of which $400,000 relates to severance, $1,290,000 relates to lease commitments and $550,000 relates to other costs.

        The $4,696,000 of product development costs recorded during the three-months ended March 31, 2003 related to the termination of certain games associated with the consolidation of product development operations in California.

Consolidation of Administrative Facilities

        During the three-months ended March 31, 2002, the Company incurred charges totaling $1,333,000 related to the consolidation of administrative operations previously located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California. The provision of $1,210,000 that was recorded in the restructuring and other charges line item can be summarized as follows (in thousands):

	Severance	Fixed Asset Disposals	Lease and Long-Term Commitments and Other Costs	Total
Initial provision	$799	$205	$206	$1,210
Usage/payouts	(409)	(205)	(89)	(703)

Balance at December 31, 2002	390	—	117	507

Provision adjustment	(53)	—	(33)	(86)
Usage/payouts	(65)	—	(10)	(75)

Balance at March 31, 2003	$272	$—	$74	$346

        The severance charge related to 28 employees of whom 24 were terminated as of March 31, 2003. During the three-months ended March 31, 2003 the Company recorded a provision adjustment totaling $86,000. The remaining severance balance of $272,000 at March 31, 2003 is included in the accrued compensation and related benefits line item of the condensed consolidated balance sheet. The remaining balance of $74,000 at March 31, 2003 for lease and long-term commitment and other expenses is included in the other accrued liabilities line item of the condensed consolidated balance sheet. Midway expects to use the remaining balances at March 31, 2003 during the remainder of 2003.

        In addition to the restructuring provision, the cost also included $123,000 of administrative expenses recorded during the three-months ended March 31, 2002. The administrative expenses related primarily to the relocation, replacement and training of administrative personnel that were consolidated with existing operations in Chicago, Illinois. This item was recorded in the administrative expense line item of the condensed consolidated statement of operations.

Downsizing of Coin-Operated Videogame Business

        During fiscal 2001, the Company downsized and subsequently exited the coin-operated videogame business and recorded a restructuring charge of $6,846,000 in the restructuring and other charges line item and can be summarized as follows (in thousands):

	Severance	Fixed Asset Disposals	Lease and Long-Term Commitments	Administrative Costs	Total
Initial reserve	$2,049	$3,070	$1,037	$690	$6,846
Usage/payouts	(205)	(2,636)	—	—	(2,841)

Balance at June 30, 2001	1,844	434	1,037	690	4,005

Usage/payouts	(1,203)	(434)	(74)	(860)	(2,571)
Provision adjustment	10	—	—	170	180

Balance at December 31, 2001	651	—	963	—	1,614

Usage/payouts	(467)	—	(332)	—	(799)
Provision adjustment	—	—	(106)	—	(106)

Balance at December 31, 2002	184	—	525	—	709

Usage/payouts	(42)	—	(17)	—	(59)
Provision adjustment	—	—	(73)	—	(73)

Balance at March 31, 2003	$142	$—	$435	$—	$577

        The severance charge related to 109 employees who were all terminated as of December 31, 2001. The remaining severance and lease and long-term commitments balances at March 31, 2003 are included in the accrued compensation and related benefits, other accrued liabilities and noncurrent liabilities line items of the condensed consolidated balance sheet. Midway expects to use the severance and the majority of the lease and long-term commitments balances at March 31, 2003 during the remainder of 2003.

12.
Receivable from Officer

        At December 31, 2002, Midway had a receivable of $102,000 from its Chief Executive Officer. Pursuant to his employment contract, $984,000 of advances were made to him for a bonus accrued during the first six-months of fiscal 2000. The accrued bonus was reversed in the last six-months of fiscal 2000. During the three-months ended March 31, 2003, the chief executive officer repaid the remaining $102,000 balance through reductions from his salary.

13.
Line of Credit

        In March 2003, Midway amended its credit facility to modify credit availability and maturity. The amended and restated credit agreement now provides for a letter of credit facility and a revolving line of credit with availability through February 15, 2004. The letter of credit facility provides for the availability of $15,000,000. Individual letters of credit are collateralized with cash or cash equivalents on deposit. The revolving line of credit provides for the availability of up to $25,000,000, subject to a borrowing base equal to 80% of eligible accounts receivable, less $50,000,000. The availability is during the period from September 1, 2003 to February 15, 2004 when seasonal working capital requirements are the highest. The agreement also requires, among other things, that Midway maintain a minimum level of stockholders' equity and net worth. Additionally, the agreement prohibits cash dividends on common stock and restricts the repurchase of our capital stock. Substantially all of our assets are pledged as collateral under our credit agreement.

        No borrowings were outstanding under the revolving line of credit at March 31, 2003 and December 31, 2002. Letters of credit outstanding were $285,000 and $541,000 at March 31, 2003 and December 31, 2002, respectively.

14.
Subsequent Event

        During May 2003, Neil D. Nicastro ceased to serve as chief executive officer, president and chief operating officer. As a result of this event, severance provisions of his employment agreement were triggered. Under the terms of the Company's severance agreement with Mr. Nicastro we expect to record approximately $9.6 million of charges during the three month period ending June 30, 2003. Mr. Nicastro will continue to serve as chairman of Midway's board of directors.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "seek," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers and other risks more fully described under "Item 1. Business—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002, and in our more recent reports filed with or furnished to the SEC.

Results of Operations

Three-Months Ended March 31, 2003 Compared with Three-Months Ended March 31, 2002

        The following table sets forth our total revenues by platform for the three-months ended March 31, 2003 and 2002 (in thousands):

	Three-Months Ended March 31,
	2003	2002
Sony PlayStation2	$26,251	$8,779
Microsoft Xbox	11,471	7,839
Nintendo GameCube	4,961	11,130
Nintendo Game Boy Advance	2,357	223
Sony PlayStation	686	700
Coin-operated video and other	100	2,336

Total revenues	$45,826	$31,007

        Revenues increased 47.8% from $31,007,000 for the three-months ended March 31, 2002 to $45,826,000 for the three-months ended March 31, 2003. During the first quarter of 2003, Midway released one new domestic home videogame, MLB SlugFest 20-04, on four platforms including the PlayStation 2, Xbox, GameCube, and Game Boy Advance. Midway also launched Mortal Kombat: Deadly Alliance in Europe on these four platforms. The increase in revenues during the quarter, compared to the prior year period is due primarily to the release of Mortal Kombat: Deadly Alliance, Midway's top-selling game during the quarter.

        Revenues increased for the PlayStation 2, Xbox and Game Boy Advance platforms due primarily to the European release of Mortal Kombat: Deadly Alliance. Revenues decreased for GameCube due to the release of only one new product domestically and decreased retail interest in videogames for play on GameCube during the three-months ended March 31, 2003 compared to the release of three products domestically for play on GameCube during the prior year period. This effect was partially offset by the European release of Mortal Kombat: Deadly Alliance for play on GameCube.

        Gross profit increased $2,668,000 from $12,255,000 (39.5% of related revenues) for the three-months ended March 31, 2002 to $14,923,000 (32.6% of related revenues) for the three-months ended March 31, 2003. Gross margin decreased from the prior year primarily due to the discounting of sales prices on certain titles in order to decrease inventory levels. Product costs and distribution increased 112.2% for the three-months ended March 31, 2003 as compared to the three-month period ended March 31, 2002 due to an increase in the volume of units sold.

        Research and development expense was nearly unchanged at $5,870,000 for the three-months ended March 31, 2002 compared to $5,848,000 for the three-months ended March 31, 2003. Product development costs of $10,546,000 and $15,656,000 were capitalized for the three-months ended March 31, 2003 and 2002, respectively. The decrease in capitalized software development costs is due primarily to the termination of certain titles, in connection with the consolidation of our California product development operations, that otherwise would have been in development during the current year period. See Note 11 to the condensed consolidated financial statements included in this report.

        Selling and marketing expense increased $80,000 from $6,981,000 (22.5% of related revenues) for the three-months ended March 31, 2002 to $7,061,000 (15.4% of related revenues) for the three-months ended March 31, 2003. The increase in selling and marketing expense was primarily due to advertising expenses incurred during the three-months ended March 31, 2003 to support the European release of Mortal Kombat: Deadly Alliance. This effect was partially offset by decreased domestic advertising activity due to fewer product releases during the three-months ended March 31, 2003 as compared to the three-months ended March 31, 2002.

        Administrative expense decreased $1,108,000 from $5,083,000 for the three-months ended March 31, 2002 to $3,975,000 for the three-months ended March 31, 2003. The decrease in administrative expense was primarily due to incentive plan costs and other charges incurred in the prior year period related to the consolidation of administrative operations formerly located in Corsicana, Texas. See Note 11 to the condensed consolidated financial statements included in this report.

        Operating loss increased from $6,889,000 for the three-months ended March 31, 2002 to $8,588,000 for the three-months ended March 31, 2003. The increase in the operating loss was primarily due to restructuring and other charges incurred in the current period related to the consolidation of California product development operations into one studio, partially offset by the increased gross profit. See Note 11 to the condensed consolidated financial statements included in this report.

        Midway provided $961,000 for income taxes for the three-months ended March 31, 2003 primarily related to foreign income taxes and the valuation allowance for deferred tax assets. Midway provided no benefit or expense for income taxes for the three-months ended March 31, 2002. Midway is required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. See Note 9 to the condensed consolidated financial statements included in this report.

        Loss applicable to common stock was $8,933,000, or $0.20 per share, for the three-months ended March 31, 2002 compared with a loss of $9,600,000, or $0.21 per share for the three-months ended March 31, 2003. Loss applicable to common stock for the three-months ended March 31, 2003 included a $130,000 distributed dividend and a $153,000 imputed dividend on our Series B convertible preferred stock or $0.01 per share. Loss applicable to common stock for the three-months ended March 31, 2002 included a $531,000 distributed dividend and a $1,993,000 imputed dividend on our Series B convertible preferred stock or $0.06 per share. The average number of shares of common stock outstanding increased for the three-months ended March 31, 2003 compared to the three-months ended March 31, 2002 primarily due to the conversion of Series B preferred stock into shares of common stock.

Financial Condition and Liquidity

        The home videogame business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during the quarters ended September 30 and December 31. In addition, one platform manufacturer that manufactures home videogames for Midway requires letters of credit for the full purchase price at the time a purchase order is accepted.

        In March 2003, Midway amended its credit facility to modify credit availability and maturity. The amended and restated credit agreement now provides for a letter of credit facility and a revolving line of credit with availability through February 15, 2004. The letter of credit facility provides for the availability of $15,000,000, which is fully collateralized with cash or cash equivalents on deposit. The revolving line of credit provides for the availability of up to $25,000,000, subject to a borrowing base equal to 80% of eligible accounts receivable, less $50,000,000. The availability is during the period from September 1, 2003 to February 15, 2004 when seasonal working capital requirements are the highest. The agreement requires, among other things, that Midway maintain a minimum level of stockholders'

equity and net worth. Additionally, the agreement prohibits cash dividends on common stock and restricts the repurchase of our capital stock. Substantially all of our assets are pledged as collateral under our credit agreement.

        No borrowings were outstanding under the revolving line of credit at March 31, 2003 and December 31, 2002. Letters of credit outstanding were $285,000 and $541,000 at March 31, 2003 and December 31, 2002, respectively.

        As described in Note 8 to the condensed consolidated financial statements included in this report, during the three-month period ended June 30, 2003 we anticipate making our election as to whether we will on November 22, 2003 redeem our Series B redeemable convertible preferred stock for cash or convert it into common stock.

        Management believes that our cash and cash flow from operations will be adequate to fund the anticipated levels of inventories, accounts receivable and commitments and other working capital requirements for the operation of our business and our other presently anticipated needs for the twelve months ending March 31, 2004.

        During the three-months ended March 31, 2003, cash provided by operating, investing, financing activities and the effect of exchange rate changes was $6,802,000 compared with cash used of $14,055,000 in the three-months ended March 31, 2002.

        Cash used in operating activities before changes in operating assets and liabilities was $1,963,000 for the three-months ended March 31, 2003 compared to cash used of $1,797,000 for the comparable three-months ended March 31, 2002. Although a loss of $9,317,000 was incurred in the three-months ended March 31, 2003, the cash impact was partially offset due to the add back of depreciation and amortization and an increase in the allowance for accounts receivable. The cash used in the comparable three-months ended March 31, 2002 was primarily due to the net loss in that period, partially offset by the add back of depreciation and amortization and an increase in the receivables provision.

        The changes in the operating assets and liabilities, as shown in the condensed consolidated statements of cash flows, reflected a cash inflow of $9,653,000 for the three-months ended March 31, 2003 compared to a cash outflow of $15,506,000 for the three-months ended March 31, 2002. The cash inflow from changes in operating assets and liabilities for the three-months ended March 31, 2003 was primarily due to the collection of accounts receivable. The cash outflow for the comparable three-months ended March 31, 2002 was primarily due to an increase in capitalized software development costs and an increase in accounts receivable.

        Cash used in investing activities of $373,000 for the three-months ended March 31, 2003 was for the purchase of property and equipment. Cash provided by investing activities for the comparable three-months ended March 31, 2002 included a $5,000,000 net decrease in short-term investments partially offset by the purchase of $1,332,000 of property and equipment.

        Cash used in financing activities for the three-months ended March 31, 2003 of $134,000 was the result of the payment of preferred stock dividends. Cash used in financing activities of $372,000 for the comparable three-months ended March 31, 2002 was the result of the payment of preferred stock dividends of $562,000, partially offset by cash received from the exercise of stock options of $190,000.

        Midway leases various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, Midway enters into license agreements for the use of intellectual property used in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. At March 31, 2003, obligations under these arrangements totaled $9,443,000, net of $2,336,000 of sublease income. These obligations are not recognized as liabilities in Midway's consolidated balance sheet in accordance with generally accepted accounting principles. We had no capital lease obligations at March 31, 2003.

Impact of Inflation

        In recent years, the level of inflation affecting Midway has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

Seasonality

        The home videogame business is highly seasonal and historically has resulted in higher revenues in the quarters ended September 30 and December 31 due to the customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during the quarters ended September 30 and December 31.

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

Capitalized software development

        Software development costs incurred prior to the establishment of technological feasibility are expensed by Midway when incurred and are included in research and development expense. Once a software product has reached technological feasibility, then all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can incur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to Midway. After a product is released, the capitalized product development costs are amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This expense is recorded as a component of cost of sales.

        Midway evaluates the recoverability of capitalized software development costs on a product-by-product basis. A charge is recorded when management's forecast for a particular game indicates that unamortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. If revised forecast game sales are less than management's current forecast it is possible we could record charges to write-down software development costs previously capitalized.

Valuation of long-lived assets, including goodwill

        Long-lived assets, primarily property and equipment, are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in Midway's balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions.

        Beginning on July 1, 2001, Midway adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard Midway no longer amortizes goodwill, but continues to evaluate whether any event has occurred which might indicate that the carrying value of goodwill is not recordable. In addition, the standard requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test.

Inventories

        Inventories are stated at the lower of cost or market. We record inventory write-downs when market rates are lower than cost. Market rates are evaluated based on recent sales transactions, open purchase orders, customer bids, and management's estimates. Cost is determined by the first-in, first-out method.

Valuation of deferred tax assets

        Midway is required under applicable accounting interpretations to provide a valuation allowance for the realization of deferred tax assets, resulting primarily from tax loss carryforwards. The applicable accounting interpretations limit the amount expected to be utilized within the carryforward period to sources of future taxable income that are more likely than not to be generated within the carryforward period. When a valuation allowance is deemed necessary, Midway records an adjustment to the deferred tax asset, with a corresponding charge to the statement of operations. In the event that Midway determines that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4.    Controls and Procedures

        As of a date within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the material information required to be disclosed in our filings under the Securities Exchange Act of 1934, is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation performed by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II—Other Information

Item 1.    Legal Proceedings

        The wrongful death action brought against us and other companies entitled James, et al, v. Meow Media, et al. is discussed in our Form 10-K for the year ended December 31, 2002. On August 13, 2002, the United States Court of Appeals for the Sixth Circuit affirmed the trial court's dismissal of all actions. On January 21, 2003, the United States Supreme Court entered an order denying the plaintiffs' Petition for a Writ of Certiorari. Plaintiffs have now exhausted all appeal possibilities, and this matter has ended.

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

(2)
Current Report on Form 8-K filed February 7, 2003, reporting under Item 5.

(3)
Current Report on Form 8-K filed February 21, 2003, reporting under Items 5 and 7.

(4)
Current Report on Form 8-K filed April 30, 2003, reporting under Items 5 and 7.

(5)
Current Report on Form 8-K filed May 2, 2003, reporting under Items 7 and 9, and deemed furnished under Item 12.

(6)
Current Report on Form 8-K filed May 7, 2003, reporting under Items 5 and 7.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
Dated: May 15, 2003	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President— Chief Financial Officer Principal Financial and Chief Accounting Officer

CERTIFICATIONS

        I, David F. Zucker, Chief Executive Officer of Midway Games Inc., certify that:

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

May 15, 2003

/s/ DAVID F. ZUCKER David F. Zucker Chief Executive Officer

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

May 15, 2003

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
3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 21, 2001, incorporated herein by reference to the 5/22/01 8-K.
3.5	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 5/22/01 8-K.
4.1	Amended and Restated Rights Agreement dated as of May 21, 2001, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/22/01 8-K.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
  Part I—Financial Information
  Item 1—Financial Statements
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