Form 10-Q
period 2003-06-30
MIDWAY GAMES INC
filed 2003-08-14
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number 001-12367

MIDWAY GAMES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2906244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2704 W. Roscoe Street, Chicago, IL (Address of Principal Executive Offices)	60618 (Zip Code)

Registrant's telephone number, including area code (773) 961-2222

        Indicate by ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by ✓ whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,594,310 shares of common stock, $0.01 par value, were outstanding at August 11, 2003 excluding 2,930,000 shares held as treasury shares.

MIDWAY GAMES INC.

INDEX

Part I—Financial Information

Item 1—Financial Statements

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,721	$48,983
Receivables, less allowances of $7,496 at June 30, 2003 and $12,909 at December 31, 2002	2,703	54,265
Inventories	3,193	9,313
Capitalized product development costs	11,852	24,567
Other current assets	5,632	4,292

Total current assets	91,101	141,420
Capitalized product development costs	3,426	4,194
Property and equipment, net	16,651	19,345
Goodwill	33,464	33,464
Other assets	3,225	2,977

Total assets	$147,867	$201,400

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,044	$10,410
Accrued compensation and related benefits	5,282	6,518
Deferred income taxes	—	2,374
Accrued royalties	1,801	8,840
Other accrued liabilities	12,845	15,015

Total current liabilities	23,972	43,157
Deferred income taxes	4,804	1,773
Other noncurrent liabilities	9,918	3,932
Redeemable convertible preferred stock, Series B, $0.01 par value, 5,512.5 shares authorized and designated, 1,312.5 shares issued at December 31, 2002, redeemable at $13,125	—	12,571
Redeemable convertible preferred stock, Series C, $0.01 par value, 4,750 shares authorized and designated, 3,500 shares issued at June 30, 2003, redeemable at $35,000	32,004	—
Stockholders' equity:
Preferred stock, $0.01 par value, 4,989,737.5 shares authorized and undesignated at June 30, 2003 and 4,994,487.5 shares authorized and undesignated at December 31, 2002	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued: 49,524,310 at June 30, 2003 and 49,399,310 at December 31, 2002	495	494
Additional paid-in capital	222,940	221,074
Accumulated deficit	(119,577)	(55,440)
Translation adjustment	(543)	(436)
Deferred compensation	(421)	—
Treasury stock, at cost, 2,930,000 shares at June 30, 2003 and December 31, 2002	(25,725)	(25,725)

Total stockholders' equity	77,169	139,967

Total liabilities and stockholders' equity	$147,867	$201,400

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002
Revenues
Home video	$4,981	$28,073	$50,807	$58,338
Coin-operated video	—	—	—	742

Total revenues	4,981	28,073	50,807	59,080
Cost of sales
Home video—product costs and distribution	3,207	10,853	24,971	21,111
Home video—royalties and product development	27,337	11,930	36,476	19,990

Home video—total cost of sales	30,544	22,783	61,447	41,101
Coin-operated video	—	—	—	434

Total cost of sales	30,544	22,783	61,447	41,535

Gross profit (loss)	(25,563)	5,290	(10,640)	17,545
Research and development expense	5,242	7,025	11,090	12,895
Selling and marketing expense	6,982	6,647	14,043	13,628
Administrative expense	15,966	3,861	19,941	8,944
Restructuring and other charges	2,251	—	8,878	1,210

Operating loss	(56,004)	(12,243)	(64,592)	(19,132)
Interest income and other expense, net	833	1,021	1,065	1,501

Loss before tax	(55,171)	(11,222)	(63,527)	(17,631)
Provision (credit) for income taxes	(351)	—	610	—

Net loss	(54,820)	(11,222)	(64,137)	(17,631)
Preferred stock dividends:
Distributed	316	356	446	887
Imputed	533	16,341	686	18,334

Loss applicable to common stock	$(55,669)	$(27,919)	$(65,269)	$(36,852)

Basic and diluted loss per share of common stock	$(1.20)	$(0.61)	$(1.40)	$(0.82)

Average number of shares outstanding	46,469	45,663	46,469	44,675

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(64,137)	$(17,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,665	4,032
Receivables provision	7,305	7,125
Deferred income taxes	657	—
Stock compensation expense	401	296
Loss on disposal of fixed assets	31	218
Increase (decrease) resulting from changes in operating assets and liabilities	51,383	(16,733)

Net cash used in operating activities	(695)	(22,693)
Investing activities:
Purchases of property and equipment	(993)	(5,435)
Net change in short-term investments	—	5,000

Net cash used in investing activities	(993)	(435)
Financing activities:
Cash received on exercise of common stock options	—	232
Net proceeds from sale of Series C preferred stock and warrants	34,050	—
Redemption of Series B preferred stock	(13,125)	—
Cash dividend on preferred stock	(326)	(1,093)
Purchase of treasury stock	—	(4,926)

Net cash provided by (used in) financing activities	20,599	(5,787)

Effect of exchange rate changes on cash	(173)	103

Increase (decrease) in cash and cash equivalents	18,738	(28,812)
Cash and cash equivalents at beginning of period	48,983	86,882

Cash and cash equivalents at end of period	$67,721	$58,070

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of Midway's business, operating results for the three and six-months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Midway Games Inc. (the "Company," "we" or "Midway") Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Revenue Recognition

        We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable, and collectibility of the customer receivable is probable. We do not provide any significant customization of software or post contract support. If consumer demand for a product falls below expectations, we may grant price protection to spur further sales. Therefore, revenue is recorded net of an allowance for returns and price protection. This allowance is based upon management's evaluation of historical experience as well as current industry trends.

3.    New Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the provisions of SFAS No. 150 effective July 1, 2003. We are evaluating the impact such adoption will have on the balance sheet classification of our redeemable convertible preferred stock and expect the adoption not to have a material effect on the results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We will adopt FIN 46 during the three-months ended September 30, 2003 and are currently evaluating the effect, if any, that the adoption of FIN 46 will have on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain disclosures are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. We adopted the annual disclosure provisions of SFAS No. 148 during the year ended December 31, 2002 and the interim disclosure requirements during the three-months ended March 31, 2003 as disclosed in Note 5.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for, and disclosures of, certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 effective January 1, 2003.

4.    Inventories

        Inventories consist of finished goods at June 30, 2003 and December 31, 2002 and are valued at the lower of cost (determined by the first-in, first-out method) or market.

5.    Common Stock Options

        We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. We recognize compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of our common stock at the date of grant. We have reflected the provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF consensus No. 96-18, Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under FASB Statement No. 123, Accounting for Stock-Based Compensation.

        The following table illustrates the effect on the net loss applicable to common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002
Reported loss applicable to common stock	$(55,669)	$(27,919)	$(65,269)	$(36,852)
Deduct stock option expense included in reported loss applicable to common stock	301	97	401	296
Add stock option expense determined under the fair value based method for all awards	(5,455)	(2,292)	(9,693)	(4,501)

Pro forma loss applicable to common stock	$(60,823)	$(30,114)	$(74,561)	$(41,057)

Basic and diluted loss per share:
As reported	$(1.20)	$(0.61)	$(1.40)	$(0.82)
Pro forma	$(1.31)	$(0.66)	$(1.60)	$(0.92)

6.    Earnings Per Share

        Stock options were outstanding to purchase 10,419,451 and 6,182,203 shares of common stock at June 30, 2003 and 2002, respectively. Warrants were outstanding to purchase 2,869,982 and 1,728,982 shares of common stock at June 30, 2003 and 2002, respectively. Redeemable preferred stock convertible into 7,608,695 and 1,238,208 shares of common stock was outstanding at June 30, 2003 and 2002, respectively. The calculation of loss per share for the three and six-months ended June 30, 2003 and 2002 did not include the effect of either the stock options, warrants or convertible preferred stock because to do so would have been antidilutive. Accordingly, the weighted average common shares outstanding for the three and six-months ended June 30, 2003 and 2002 were used in their respective calculations of earnings per share.

7.    Reclassification of Prior Year Balances

        Certain prior period balances have been reclassified to conform to current period presentation.

8.    Capitalized Product Development Costs

        Our capitalized product development costs principally consist of software development costs for videogames that will be sold to consumers through retailers. We account for software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Once a software product has reached technological feasibility, then all subsequent software development costs are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us.

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized software is amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. We capitalized $11,819,000 and $22,365,000 of software development costs for the three and six-months ended June 30, 2003 and $17,610,000 and $33,266,000 for the three and six-months ended June 30, 2002, respectively. Amortization of capitalized software development costs was $26,658,000 and $32,173,000 for the three and six-months ended June 30, 2003 and $8,769,000 and $13,733,000 for the three and six-months ended June 30, 2002, respectively. During the second quarter of 2003, we lowered our sales forecasts for several games in development and cancelled development of one previously unannounced game necessitating a $23,050,000 writedown of capitalized development costs associated with these products, in accordance with SFAS No. 86. In addition, during the three-months ended March 31, 2003, we recorded an impairment charge of $3,675,000 for capitalized software development costs in the restructuring and other charges line item of our consolidated statement of operations. Refer to Note 12.

9.    Redeemable Convertible Preferred Stock and Warrants

        In May 2003, we sold 3,500 shares of Series C redeemable convertible preferred stock and warrants to purchase 1,141,000 shares of our common stock for $35,000,000 in a private placement resulting in proceeds of $34,050,000, net of cash issuance cost. In conjunction with the sale of the Series C preferred stock, we redeemed the 1,312.5 shares of outstanding Series B redeemable convertible preferred stock at the stated value of $13,125,000.

        The 3,500 shares of Series C preferred stock have a stated value of $10,000 per share and provide for a dividend of 5.75% payable quarterly in cash. The Series C preferred stock has a mandatory redemption or conversion date of March 15, 2006 at the stated value of $10,000 per share plus any accrued and unpaid dividends. Shares of the initial Series C preferred stock are convertible into the Company's common stock at $4.60 per share of common stock at any time on or prior to maturity.

        The securities purchase agreement for the Series C preferred stock grants the initial purchasers an option to acquire 1,250 additional shares of Series C preferred stock at $10,000 per share. The option to purchase additional shares of Series C preferred stock is exercisable until May 2004. The additional shares of Series C preferred stock have the same provisions, including those relating to conversion and redemption, as the initial shares of Series C preferred stock except that the conversion price for the additional shares of Series C preferred stock is $5.05 per share of common stock.

        During the six-month period from September 15, 2005 to the March 15, 2006 maturity date, we may have the right to require the holders of the remaining shares of Series C preferred stock to convert some or all of those shares into the Company's common stock. Such right will be triggered only if the weighted average price of our common stock for thirty consecutive trading days immediately prior to our election to require conversion is at or above $7.48 with respect to any of the initial 3,500 shares of Series C preferred stock being converted and at or above $8.21 with respect to any of the additional 1,250 shares of Series C preferred stock being converted.

        We may elect to redeem all or part of the Series C preferred stock in cash or by converting all or a part of the shares of Series C preferred stock into common stock at the arithmetic average of the weighted average price of our common stock on each trading day during the 120 trading days prior to the maturity date. The election to redeem or convert the shares of Series C preferred stock must be made by us on or before the 125th trading day prior to the maturity date of March 15, 2006. If no election is made, we will be deemed to have elected to convert the shares of Series C preferred stock. If we have elected to convert any shares of Series C preferred stock at maturity, then a minimum common share price is established equal to 50% of the closing bid price of the common stock on the 126th trading day before the maturity date. For each trading day during the 120 trading days preceding the maturity date that the average closing bid price of the common stock is less than the established minimum common share price, then for each day the condition exists, we will be required to use cash to redeem 1/120 of the shares of Series C preferred stock that we had elected to redeem using common stock.

        The holders of the outstanding shares of Series C preferred stock have the right to put to us their shares of Series C preferred stock at 125% of the stated value in the event of a change in control or up to 120% of the stated value upon the occurrence of a default under the certificate of designations for the Series C preferred stock. For these purposes, a change in control is any sale of all or substantially all of our assets or stock or any business combination such as a merger with another company if following such sale or other transaction, the holders of our common stock do not have sufficient voting power to elect a majority of the members of the board of directors of the purchaser or surviving entity. If we announce a business transaction in which the holders of our common stock will receive cash in exchange for their shares of common stock, then we have the right to require that all, but not less than all, of the outstanding shares of Series C preferred stock be redeemed for 135% of the stated value if the cash transaction occurs prior to May 15, 2004, 130% of the stated value if the cash transaction occurs from May 15, 2004 through May 14, 2005 and 125% of the stated value if the cash transaction occurs from May 15, 2005 through May 15, 2006.

        Defaults under the certificate of designations for the Series C preferred stock include:

  •
  the failure of any required registration statement to be declared effective on or prior to the expiration of sixty (60) days after the deadline set in the registration rights agreement between us and the initial purchasers;

  •
  while any registration statement is required to be maintained effective under the terms of the registration rights agreement, the effectiveness of the registration statement lapses for any reason or is otherwise unavailable to a holder of shares of Series C preferred stock for more than five (5) consecutive trading days beyond any applicable grace periods;

  •
  our common stock is suspended from trading or ceases to be listed on the NYSE or the NASDAQ National Market for a period of five (5) consecutive trading days or for more than ten (10) trading days in any 365-day period;

  •
  we give notice to our transfer agent or otherwise announce at any time our intention not to comply, as required, with a request for conversion of any shares of Series C preferred stock;

  •
  we fail to deliver the requisite shares of common stock to any holder upon conversion of shares of Series C preferred stock for a period of ten (10) business days;

  •
  we are unable to issue shares of our common stock upon conversion of any shares of Series C preferred stock tendered for conversion after October 31, 2004 because our stockholders have not approved the issuance of these shares under the NYSE rules; or

  •
  we breach any representation, warranty, covenant or other term or condition of the purchase agreement with respect to the sale of the Series C preferred stock or any other document entered into in connection with that transaction except if the breach would not have a material adverse effect on us and is not or cannot be cured within at least five (5) business days after our receipt of notice from any holder of Series C preferred stock of the existence of the breach.

        The total number of shares of common stock which may be issued if all of the shares of Series C preferred stock (including the 1,250 additional shares) and the related warrants were converted and exercised would equal or exceed 20% of the outstanding shares of common stock on the date the initial shares of Series C preferred stock were issued. Under the rules of the NYSE, we are required to obtain the approval of our stockholders for the issuance of 20% or more of our outstanding shares, and we intend to seek the approval of our stockholders for the Series C preferred stock transaction. Under the terms of the Series C preferred stock, we are not required to issue shares of our common stock in violation of the NYSE rules. However, if stockholder approval is not obtained by October 31, 2003 and we are not permitted to issue shares to a holder of Series C preferred stock upon a request for conversion, then we are required to redeem for cash the shares of Series C preferred stock which cannot be converted at a redemption price equal to the greater of (a) 120% of the stated value and (b) the value of the number of shares of common stock that can't be issued at the closing price of our common stock. In addition, if we fail to hold a meeting of our stockholders for the purpose of soliciting stockholder approval of the issuance of all of the shares of common stock upon conversion of the Series C preferred stock and exercise of the warrants by October 31, 2003, then we are required to pay each holder of Series C preferred stock $200 per month per share of Series C preferred stock, prorated for any portion of a month, until the meeting of stockholders is held.

        We are required to register the shares of common stock issuable upon conversion of the initial 3,500 shares of Series C preferred stock under the Securities Act of 1933, as amended, no later than September 13, 2003. If the registration statement with respect to those shares has not become effective by that date, then we are required to pay in cash for each share of Series C preferred stock an amount equal to the product of (a) $10,000 multiplied by (b) the sum of (i) .015 plus (ii) the product of .0005 times the number of days beyond September 13, 2003 that the registration statement is not declared effective.

        The terms of the Series C preferred stock prohibit the payment of cash dividends on the Company's common stock without written consent of the holders of 80% of the outstanding shares of Series C preferred stock. If cash dividends are paid, the holders of Series C preferred stock will also receive dividends as if the shares of Series C preferred stock had been converted into our common stock.

        The warrants issued to the purchasers of Series C preferred stock in the May 2003 sale have three-year terms and can be exercised to purchase 1,141,000 shares of the Company's common stock at an exercise price of $4.60 per share.

        The determination of the amount included in the June 30, 2003 condensed consolidated balance sheet for Series C redeemable convertible preferred stock is as follows (in thousands):

Proceeds from May 2003 issuance	$35,000
Cash issuance cost	(950)

Net proceeds	34,050
Amounts allocated to (included in additional paid-in capital):
Warrants issued to investors	(927)
Option to purchase additional preferred shares	(1,251)

(2,178)

Amount allocated to preferred stock	31,872
Imputed dividend charged to additional paid-in capital	132

Amount in June 30, 2003 condensed consolidated balance sheet	$32,004

        The $2,996,000 difference between the $35,000,000 redemption value and the carrying amount of the remaining shares of Series C preferred stock will be amortized as an imputed dividend on the Series C preferred stock until the March 15, 2006 maturity date and charged to stockholders' equity. In the event of conversion of Series C preferred stock to our common stock the remaining difference between the redemption amount and the carrying amount of the converted Series C preferred stock at the time of conversion will be recorded as an imputed preferred stock dividend and charged to stockholders' equity at that time.

10.    Income Taxes

        We are required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period. We will be required to provide a valuation allowance in future periods should losses occur. To the extent an indefinite-lived deferred tax liability increases in future periods, expense will be recognized. The valuation allowance will be reversed into income in future periods if and when we return to profitability. This valuation allowance increased in the three and six-months ended June 30, 2003 by $21,060,000 and $25,821,000 and in the three and six-months ended June 30, 2002 by $4,670,000 and $6,933,000, respectively.

11.    Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $54,924,000 and $64,244,000 for the three and six-months ended June 30, 2003 and $11,343,000 and $17,748,000 for the three and six-months ended June 30, 2002, respectively.

12.    Restructuring

        We have initiated several restructuring plans over recent years.

Consolidation of California Product Development and Marketing Function

        Late in 2002 we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. The results of this decision included the termination of 27 employees and resulted in a severance charge of $408,000. In addition, three games being developed by the terminated employees had to be cancelled due to the reduction in resources available and our judgment about their prospects. Accordingly, all capitalized product development costs related to these games of $8,958,000 were written off in 2002.

        In February 2003, we decided to terminate additional employees. The announcement of this decision involved communicating the plan of termination to an additional 108 employees in Milpitas resulting in a charge of $2,057,000. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge of $4,696,000 in the three-month ended March 31, 2003.

        In June 2003, we decided that rather than just reducing the size of the Milpitas operation, it was necessary to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. The announcement of this decision involved communicating the plan of termination to an additional 19 employees, primarily marketing employees.

        The total number of employees expected to be terminated is 154, of which 134 have been terminated as of June 30, 2003. The expected annual savings for this consolidation associated with employees terminated are approximately $10,500,000 related to research and development expense and $1,200,000 related to selling and marketing expense.

Consolidation of Administrative Facilities

        During January 2002, we decided to consolidate administrative operations previously located in Corsicana, Texas with our existing operations in Chicago and Milpitas. Restructuring costs incurred include severance for terminated employees, charges for operating lease space for which we will receive no future economic benefit, fixed asset disposals and various other charges. The total number of employees expected to be terminated is 28, of whom 24 have been terminated as of June 30, 2003. The consolidation of administrative operations is not expected to generate future cost savings. It is expected to result in management decisions that are faster and of a higher quality as a result of increased communications and coordination between various administrative departments due to centralized locations of these functions.

Downsizing of Coin-Operated Videogame Product Line

        During 2001, we downsized and subsequently terminated our coin-operated videogame product line. Restructuring costs incurred include severance for terminated employees, charges for operating lease space for which we will receive no future economic benefit, fixed asset disposals and various other charges. The total number of employees terminated was 109, all of whom were terminated by December 31, 2001.

        In the aggregate for the restructuring plans discussed above, we anticipate incurring the following amounts which have been reflected in the restructuring and other charges line item within operations (in thousands):

	Impairment of Capitalized Product Development Costs	Severance Costs	Lease and Long-Term Commitments and Other Costs	Fixed Asset Disposals	Total
Anticipated total expense to be incurred, including cumulative amount expensed for all periods through June 30, 2003	$13,956	$6,498	$4,305	$3,316	$28,075
Cumulative amount expensed for all periods through June 30, 2003	13,956	5,863	3,390	3,316	26,525

Anticipated future expenses as of June 30, 2003	$—	$635	$915	$—	$1,550

        We expect to incur the majority of the remaining $1,550,000 of additional costs, related to the consolidation of the California product development and marketing function, prior to the end of 2003. We did not record a liability in the second quarter of 2003 associated with the remaining costs since the anticipated charges did not meet the recognition criteria in accordance with SFAS No. 146.

        A reconciliation of the December 31, 2002 and June 30, 2003 liability balances arising from these restructuring activities are summarized as follows (in thousands):

	Impairment of Capitalized Product Development Costs	Severance Costs	Lease and Long-Term Commitments and Other Costs	Fixed Asset Disposals	Total
Balances at December 31, 2002	$—	$900	$642	$—	$1,542
Provision	4,696	2,004	(73)	—	6,627
Usage/payouts	(4,696)	(1,601)	(60)	—	(6,357)

Balances at March 31, 2003	—	1,303	509	—	1,812

Provision	302	593	1,315	41	2,251
Usage/payouts	(302)	(617)	(149)	(41)	(1,109)

Balances at June 30, 2003	$—	$1,279	$1,675	$—	$2,954

        Accrued severance costs are included with accrued compensation and related benefits on the balance sheet. Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the balance sheet, depending on the nature of the underlying liability.

13.    Credit Facilities

        In March 2003, we amended our credit facilities to modify credit availability and maturity. Our credit facilities provided for revolving line of credit and letter of credit facilities. The letter of credit facility provides for the availability of $15,000,000. Individual letters of credit are collateralized with cash or cash equivalents on deposit. Letters of credit outstanding were $300,000 and $541,000 at June 30, 2003 and December 31, 2002, respectively. Substantially all of our assets are pledged as collateral under our credit facilities.

        The credit facilities prohibited cash dividends on common stock and restricted the repurchase of our capital stock. Accordingly, the credit facilities were amended in May 2003 to allow us to redeem our Series B redeemable convertible preferred stock as discussed in Note 9. The credit facilities also required, among other things, that we maintain a minimum level of stockholders' equity and net worth. We were not in compliance with this requirement at June 30, 2003, primarily due to a $23,050,000 write-down of capitalized product development costs as discussed in Note 8. We have negotiated continued availability under the letter of credit facility through December 15, 2003 and terminated the line of credit facility. We are actively exploring other financing alternatives.

14.    Significant Transactions

        During May 2003, David F. Zucker succeeded Neil D. Nicastro as the Company's chief executive officer and president. Mr. Nicastro will continue to serve as the chairman of our board of directors. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered. During May 2003, we entered into a severance agreement with Mr. Nicastro. Administrative expenses include $9,459,000 of severance charges incurred for the three and six-months ended June 30, 2003 related to the severance agreement with Mr. Nicastro. The severance agreement includes a $4,000,000 cash payment made to Mr. Nicastro during the second quarter of 2003, a $1,963,460 payable to Mr. Nicastro due in May 2006 earning interest at 5% per annum with interest payments due quarterly and 607,846 shares of our common stock that Mr. Nicastro will receive in equal monthly issuances of 16,884 common shares from May 2006 to April 2009. The payable is convertible at Mr. Nicastro's election during April 2006 into our common stock at the conversion price of $3.28 per share. In addition, the payable to Mr. Nicastro may become immediately due in shares of our common stock and any of the 607,846 shares not yet issued to Mr. Nicastro may become immediately due to him if for any consecutive 30 trading days during the 35 months following May 6, 2003 the weighted average price of our common stock is at least $10.00 for the acceleration of the payable and $7.50 for acceleration of the delivery of the 607,846 shares. Conversion of the payable into shares of our common stock could result in the issuance of up to 599,259 shares of our common stock. The shares of common stock and the conversion features of the payable resulted in a current charge of $3,386,000. We also surrendered certain life insurance policies for their cash value and paid a portion of the proceeds to Mr. Nicastro, which resulted in a charge of $110,000.

15.    Subsequent Event

        On August 12, 2003, we received $4,000,000 from WMS Industries Inc., our former parent company, pursuant to a settlement agreement dated August 11, 2003, relating to tax sharing and separation agreements between the two companies.

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

Overview

        We operate in the business of publishing, licensing and distribution of videogames. Videogames for play on home console platforms or hand held platforms are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games in North America, Europe and Australia for the major videogame console platforms, including the PlayStation 2, Xbox, GameCube and Game Boy Advance platforms. Most of our videogames have suggested retail prices on the initial release date ranging from $39.95 to $49.95 for console games and from $29.95 to $34.95 for Game Boy Advance games.

        During the second quarter of 2003, we lowered our sales forecasts for several games in development and cancelled development of one previously unannounced game resulting in a $23,050,000 writedown of capitalized development costs associated with these products, in accordance with SFAS No. 86. Such costs are reflected in cost of sales.

        Late in 2002 we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. The results of this decision included the termination of 27 employees and resulted in a severance charge of $408,000. In addition, three games being developed by the terminated employees had to be cancelled due to the reduction in resources available and our judgment about their prospects. Accordingly, all capitalized product development costs related to these games of $8,958,000 were written off in 2002. In February 2003, we decided to terminate additional employees. The announcement of this decision involved communicating the plan of termination to an additional 108 employees in Milpitas resulting in a charge of $2,057,000. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge of $4,696,000 in the three-months ended March 31, 2003. In June 2003, we decided that rather than just reducing the size of the Milpitas operation, it was necessary to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. The announcement of this decision involved communicating the plan of termination to an additional 19 employees, primarily marketing employees. The total number of employees expected to be terminated is 154, of which 134 have been terminated as of June 30, 2003. The expected annual savings for this consolidation associated with employees terminated are approximately $10,500,000 related to research and development expense and $1,200,000 related to selling and marketing expense.

        During May 2003, David F. Zucker succeeded Neil D. Nicastro as chief executive officer and president of Midway Games Inc. Mr. Nicastro will continue to serve as the chairman of our board of directors. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered. Administrative expenses include $9,459,000 of severance charges incurred for the three and six-months ended June 30, 2003 related to the severance agreement with Mr. Nicastro. See Note 14 to the condensed consolidated financial statements included in this report.

        During May 2003, we sold 3,500 shares of Series C redeemable convertible preferred stock and warrants to purchase 1,141,000 shares of our common stock for $35,000,000 in a private placement resulting in proceeds of $34,050,000, net of cash issuance cost. In conjunction with the sale of the Series C preferred stock, we redeemed the 1,312.5 shares of outstanding Series B redeemable convertible preferred stock at the stated value of $13,125,000. See Note 9 to the condensed consolidated financial statements included in this report.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to our business operations. The interpretation of these policies requires management judgments and estimates of matters which may differ from actual results.

Revenue recognition

        We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable, and collectibility of the customer receivable is probable. We do not provide any significant customization of software or post contract support. If consumer demand for a product falls below expectations, we may grant price protection to spur further sales. Therefore, revenue is recorded net of an allowance for returns and price protection. This allowance is based upon management's evaluation of historical experience as well as current industry trends.

        Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and the Company fulfills its obligations, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenues are earned.

Price protection, returns and discounts

        We may grant price protection or discounts to, or allow product returns from, our customers under certain conditions. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. We base these allowances on expected trends and estimates of potential future product returns and price protection related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) expected sell through rates for particular games; (c) expected rates of requests for such credits; (d) specific identification of problem accounts; and (e) existing field inventories. Actual returns and price protection may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms, or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges.

Doubtful accounts

        We evaluate the collectibility of our trade receivables and establish an allowance for doubtful accounts based on a combination of factors. We analyze significant customer accounts and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Additionally, we may record allowances for doubtful accounts related to customers based on length of time the receivable balance is outstanding, financial health of the customer, and historical experience. This analysis requires management to make estimates, and estimates of collectibility may differ from actual collections. If circumstances related to our customers change, the amount and timing of bad debt expense for any period may be adjusted, which may adversely impact our results of operations.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We record inventory write-downs when market values are lower than cost. Market values are evaluated based on recent sales transactions, open purchase orders, customer bids, and management's estimates. If our estimates of inventory market value differ from actual market value, the amount and timing of costs for any period may be impacted.

Capitalized software development

        Our capitalized product development costs principally consist of software development costs for videogames that will be sold to consumers through retailers. We account for software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by Midway when incurred and are included in research and development expense. Once a software product has reached technological feasibility, then all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can incur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to Midway. After a product is released, the capitalized product development costs are amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This expense is recorded as a component of cost of sales.

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized costs for those products that are cancelled are expensed in the period of cancellation. In addition, a charge to cost of sales is recorded when management's forecast for a particular game indicates that unamortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. Management judgments and estimates are used in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in different reported amounts of capitalized product development costs, research and development expense, or cost of sales. If a revised game sales forecast is less than management's current game sales forecast, or if actual game sales are less than management's forecast, it is possible we could record charges to write-down software development costs previously capitalized.

Valuation of long-lived assets, including goodwill

        Long-lived assets, primarily property and equipment, are reviewed for other-than-temporary impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in Midway's balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Future operating performance is affected by sales of our products and ability to meet product release schedules. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions. This may preclude us from realizing the future cash flows necessary to recover our long-lived assets resulting in an impairment charge recorded in the future.

        Beginning on July 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard we no longer amortize goodwill, but continue to evaluate whether any event has occurred which might indicate that the carrying value of goodwill is impaired. In addition, the standard requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test. We use October 1 as our annual measurement date and utilize market capitalization as an initial indicator of the fair value for the Company. We completed our annual impairment test on October 1, 2002 and found no indicators of impairment of goodwill. As a result, we did not recognize an impairment loss in accordance with SFAS No. 142. Future impairment tests may result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test.

Valuation of deferred tax assets

        We are required under applicable accounting interpretations to provide a valuation allowance for the realization of deferred tax assets, resulting primarily from tax loss carryforwards. The applicable accounting interpretations limit the amount expected to be utilized within the carryforward period to sources of future taxable income that are more likely than not to be generated within the carryforward period. When a valuation allowance is deemed necessary, we record a reduction to the deferred tax assets, with a corresponding charge to the statement of operations. In the event that we determine that we would be able to realize our deferred tax asset in the future in excess of our net recorded amount, an increase to the deferred tax assets would be made in the period such determination was made. Estimated future taxable income that will be generated within the carryforward period may differ from actual taxable income. Changes in estimates of future taxable income could affect the amounts of the deferred tax assets and valuation allowances recorded.

Results of Operations

Three-Months Ended June 30, 2003 Compared with Three-Months Ended June 30, 2002

        The following table sets forth our total revenues by platform and territory for the three-months ended June 30, 2003 and 2002 (in thousands):

	Three-Months Ended June 30,
	2003	2002
Revenues by Platform
Sony PlayStation 2	$3,224	$17,699
Microsoft Xbox	404	5,497
Nintendo GameCube	165	2,690
Nintendo Game Boy Advance	83	1,301
Sony PlayStation	657	814
Royalties and other	448	72

Total revenues	$4,981	$28,073

Revenues by Territory
North America	$4,123	$22,527
International	858	5,546

Total revenues	$4,981	$28,073

        Revenues decreased 82.3% from $28,073,000 for the three-months ended June 30, 2002 to $4,981,000 for the three-months ended June 30, 2003. During the second quarter of 2003, we released only one new videogame in North America, Freestyle MetalX, on the PlayStation 2, which accounted for 34% of revenues. During the second quarter of 2002, we released nine videogames: Fireblade, Gravity Games Bike: Street. Vert. Dirt., Legion: Legend of Excalibur, MLB Slugfest 20-03, and Red Card Soccer for the PlayStation 2; Gauntlet Dark Legacy and Red Card Soccer for the Xbox; Red Card Soccer for the GameCube and SpyHunter for the Game Boy Advance, which, in the aggregate, accounted for 82% of prior quarter revenues. The decrease in revenues is due to our releasing only one new product during the three-months ended June 30, 2003 versus releasing nine products during the three-months ended June 30, 2002. During the second quarter of 2003, we made a decision to add more time and effort to development of several games and cancel one game that was in production. While these operational decisions have an impact on current and near-term revenues, we believe that lengthening product development schedules will enhance the product quality of future games to be released. Because of these factors, we expect revenues for fiscal 2003 to be substantially less than revenues for fiscal 2002.

        Gross profit decreased $30,853,000 from a profit of $5,290,000 for the three-months ended June 30, 2002 to a loss of $25,563,000 for the three-months ended June 30, 2003. The decrease is due to a decrease in sales volume units of approximately 67% and average selling prices of approximately 46% as a result of the release of fewer videogames in the current quarter versus the same quarter of the prior year. In addition, the decrease in gross profit was also due to charges relating to the writedown of capitalized product development costs of $23,050,000 in the three-months ended June 30, 2003 compared to $388,000 in the three-months ended June 30, 2002. During the second quarter of 2003, we lowered our sales forecasts for several games in development resulting in a $21,127,000 writedown of capitalized product development costs. In addition, we cancelled development of one previously unannounced game resulting in a $1,923,000 writedown of capitalized product development costs.

        Research and development expense decreased $1,783,000 from $7,025,000 for the three-months ended June 30, 2002 to $5,242,000 for the three-months ended June 30, 2003. The decrease in research and development expense is due to having fewer titles in development that have not yet reached technological feasibility. Product development costs incurred prior to technological feasibility are expensed on the research and development expense line item.

        Selling and marketing expense increased $335,000 from $6,647,000 for the three-months ended June 30, 2002 to $6,982,000 for the three-months ended June 30, 2003. Although only one videogame was released during the current quarter compared to nine in the same period of 2002, the increase in selling and marketing expense was due to continued advertising spending on two titles released in prior quarters. In addition, we shifted our strategy toward larger, more expensive promotional campaigns, including television and expanded print campaigns.

        Administrative expense increased $12,105,000 from $3,861,000 for the three-months ended June 30, 2002 to $15,966,000 for the three-months ended June 30, 2003. The increase in administrative expense was due to severance expense related to Neil D. Nicastro and increased charges related to legal proceedings of $2,030,000 over the same quarter of the prior year. During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered. Administrative expenses include $9,459,000 of severance charges incurred for the three-months ended June 30, 2003, related to the severance agreement with Mr. Nicastro. See Note 14 to the condensed consolidated financial statements included in this report.

        Restructuring and other charges of $2,251,000 were recognized during the three-months ended June 30, 2003. The current period charges consist of severance of $593,000 for terminated employees from our Milpitas office and charges of $1,315,000 for operating lease commitments for which we will receive no future economic benefit. See Note 12 to the condensed consolidated financial statements included in this report.

        Operating loss increased $43,761,000 from $12,243,000 for the three-months ended June 30, 2002 to $56,004,000 for the three-months ended June 30, 2003. The increase in the operating loss was due to the $30,853,000 decrease in gross profit, restructuring and other charges related to the consolidation of California product development and marketing function of $2,251,000 and the $9,459,000 severance expense related to Neil D. Nicastro included in administrative expenses.

        We provided a $351,000 income tax benefit for the three-months ended June 30, 2003 primarily related to foreign income taxes and the valuation allowance for deferred tax assets. We provided no benefit or expense for income taxes for the three-months ended June 30, 2002. We are required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. See Note 10 to the condensed consolidated financial statements included in this report.

        Loss applicable to common stock was $27,919,000, or $0.61 per share, for the three-months ended June 30, 2002 compared with a loss of $55,669,000, or $1.20 per share for the three-months ended June 30, 2003. Loss applicable to common stock for the three-months ended June 30, 2003 included a $254,000 distributed dividend and a $132,000 imputed dividend on our Series C convertible preferred stock or $0.01 per share and a $62,000 distributed dividend and a $401,000 imputed dividend on our Series B convertible preferred stock or $0.01 per share. Loss applicable to common stock for the three-months ended June 30, 2002 included a $356,000 distributed dividend and a $16,341,000 imputed dividend on our Series B convertible preferred stock or $0.37 per share. The average number of shares of common stock outstanding increased for the three-months ended June 30, 2003 compared to the three-months ended June 30, 2002 primarily due to the May 2002 conversion of Series B convertible preferred stock into 4,501,608 shares of common stock.

Six-Months Ended June 30, 2003 Compared with Six-Months Ended June 30, 2002

        The following table sets forth our total revenues by platform and territory for the six-months ended June 30, 2003 and 2002 (in thousands):

	Six-Months Ended June 30,
	2003	2002
Revenue by Platform
Sony PlayStation 2	$29,475	$26,478
Microsoft Xbox	11,875	13,336
Nintendo GameCube	5,126	13,820
Nintendo Game Boy Advance	2,440	1,524
Sony PlayStation	1,343	1,514
Royalties and other	548	2,408

Total revenues	$50,807	$59,080

Revenue by Territory
North America	$31,607	$50,935
International	19,200	8,145

Total revenues	$50,807	$59,080

        Revenues decreased 14.0% from $59,080,000 for the six-months ended June 30, 2002 to $50,807,000 for the six-months ended June 30, 2003. During the six-months ended June 30, 2003, we released five videogames in North America: MLB SlugFest 20-04, on four platforms including the PlayStation 2, Xbox, GameCube, and Game Boy Advance; and Freestyle MetalX on the PlayStation 2. Midway also launched Mortal Kombat: Deadly Alliance in Europe and Australia on the PlayStation 2, Xbox, GameCube, and Game Boy Advance in 2003. These videogames released during the six months ended June 30, 2003 generated 56% of revenues. During the six-months ended June 30, 2002, we released 15 videogames in North America: Fireblade, Gravity Games Bike: Street. Vert. Dirt., Legion: Legend of Excalibur, MLB Slugfest 20-03, NFL Blitz 20-02 and Red Card Soccer for the PlayStation 2; Gauntlet Dark Legacy, NFL Blitz 20-02, Red Card Soccer and SpyHunter for the Xbox; Gauntlet Dark Legacy, NFL Blitz 20-02, Red Card Soccer, and SpyHunter for the GameCube and SpyHunter for the Game Boy Advance, which, in the aggregate, generated 76% of revenues. The decrease in revenues is due to our releasing five new products domestically during the six-months ended June 30, 2003 versus releasing 15 products during the six-months ended June 30, 2002, partially offset by sales of our top-selling Mortal Kombat: Deadly Alliance in Europe. During the second quarter of 2003, we made a decision to add more time and effort to the development of several games and to cancel one game that was in production. While these operational decisions have an impact on current and near-term revenues, we believe that lengthening product development schedules will enhance the product quality of future games to be released. Because of these factors, we expect revenues for fiscal 2003 to be substantially less than revenues for fiscal 2002.

        Gross profit decreased $28,185,000 from a profit of $17,545,000 for the six-months ended June 30, 2002 to a loss of $10,640,000 for the six-months ended June 30, 2003. Although sales volume units increased by approximately 23%, the average selling prices decreased approximately 29%. The decreased average selling prices resulted from lowering prices for certain titles in order to decrease inventory levels. In addition, the decrease in gross profit was also due to the writedown of capitalized product development costs of $23,161,000 in the six-months ended June 30, 2003 compared to

$1,149,000 in the six-months ended June 30, 2002. During the six-months ended June 30, 2003, we lowered our sales forecasts for several games recently released or in development resulting in a $21,238,000 writedown of capitalized product development costs. In addition, we cancelled development of one previously unannounced game resulting in a $1,923,000 writedown of capitalized development costs.

        Research and development expense decreased $1,805,000 from $12,895,000 for the six-months ended June 30, 2002 to $11,090,000 for the six-months ended June 30, 2003. The decrease in research and development expense is due to having fewer titles in development that have not yet reached technological feasibility. Product development costs incurred prior to technological feasibility are expensed on the research and development expense line item.

        Selling and marketing expense increased $415,000 from $13,628,000 for the six-months ended June 30, 2002 to $14,043,000 for the six-months ended June 30, 2003. Although only five videogames were released during the first six months of 2003 compared to 15 for the same period in 2002, the increase in selling and marketing expense was due to continued advertising spending on two titles released during the first quarter of 2003 or prior. In addition, we shifted our strategy toward larger, more expensive promotional campaigns, including television and expanded print campaigns.

        Restructuring and other charges of $8,878,000 were recognized during the six-months ended June 30, 2003. The current period charges relate to severance of $2,597,000 for terminated employees from our Milpitas office and $1,242,000 of charges for operating lease commitments for which we will receive no future economic benefit. Included in the current period other charges is impairment of capitalized product development costs of $4,998,000 related to abandonment of titles associated with the consolidation of product development operations. See Note 12 to the condensed consolidated financial statements included in this report.

        Restructuring and other charges of $1,210,000 were recognized during the six-months ended June 30, 2002. We consolidated administrative operations previously located in Corsicana, Texas with our existing operations in Chicago and Milpitas. Restructuring costs incurred include severance for terminated employees, charges for operating lease space for which we will receive no future economic benefit, fixed asset disposals and various other charges. See Note 12 to the condensed consolidated financial statements included in this report.

        Administrative expense increased $10,997,000 from $8,944,000 for the six-months ended June 30, 2002 to $19,941,000 for the six-months ended June 30, 2003. The increase in administrative expense was due to severance expense related to Neil D. Nicastro and increased charges related to legal proceedings of $2,783,000 over the same period of the prior year. During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered. Under the terms of the severance agreement with Mr. Nicastro, administrative expenses include $9,459,000 of severance charges incurred for the six-months ended June 30, 2003. See Note 14 to the condensed consolidated financial statements included in this report.

        Operating loss increased $45,460,000 from $19,132,000 for the six-months ended June 30, 2002 to $64,592,000 for the six-months ended June 30, 2003. The increase in the operating loss was due to the $28,185,000 decrease in gross profit, the $9,459,000 severance expense related to Neil D. Nicastro included in administrative expenses and the $8,878,000 restructuring and other charges incurred related to the consolidation of California product development and marketing function.

        We provided a $610,000 income tax expense for the six-months ended June 30, 2003 primarily related to foreign income taxes and the valuation allowance for deferred tax assets. We provided no benefit or expense for income taxes for the six-months ended June 30, 2002. We are required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. See Note 10 to the condensed consolidated financial statements included in this report.

        Loss applicable to common stock was $36,852,000, or $0.82 per share, for the six-months ended June 30, 2002 compared with a loss of $65,269,000, or $1.40 per share for the six-months ended June 30, 2003. Loss applicable to common stock for the six-months ended June 30, 2003 included a $254,000 distributed dividend and a $132,000 imputed dividend on our Series C convertible preferred stock or $0.01 per share and a $192,000 distributed dividend and a $554,000 imputed dividend on our Series B convertible preferred stock or $0.02 per share. Loss applicable to common stock for the six-months ended June 30, 2002 included a $887,000 distributed dividend and a $18,334,000 imputed dividend on our Series B convertible preferred stock or $0.43 per share. The average number of shares of common stock outstanding increased for the six-months ended June 30, 2003 compared to the six-months ended June 30, 2002 primarily due to the May 2002 conversion of Series B convertible preferred stock into shares of common stock.

Financial Condition and Liquidity

        The videogame business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during the quarters ended September 30 and December 31. In addition, one platform manufacturer that manufactures videogames for us requires letters of credit for the full purchase price at the time a purchase order is accepted.

        In March 2003, we amended our credit facilities to modify credit availability and maturity. Our credit facilities provided for revolving line of credit and letter of credit facilities. The letter of credit facility provides for the availability of $15,000,000. Individual letters of credit are collateralized with cash or cash equivalents on deposit. Letters of credit outstanding were $300,000 and $541,000 at June 30, 2003 and December 31, 2002, respectively. The credit facilities prohibited cash dividends on common stock and restricted the repurchase of our capital stock. Accordingly, the credit facilities were amended in May 2003 to allow us to redeem our Series B redeemable convertible preferred stock during the second quarter of 2003. Substantially all of our assets are pledged as collateral under the credit facilities. The credit facilities also required, among other things, that we maintain a minimum level of stockholders' equity and net worth. We were not in compliance with this requirement at June 30, 2003, due to a $23,050,000 write-down of capitalized product development costs related to games in development for which sales forecasts have been lowered and the cancellation of one previously unannounced game. We have negotiated continued availability under the letter of credit facility through December 15, 2003 and terminated the line of credit facility. We are actively exploring other financing alternatives.

        Net proceeds from the May 2003 sale of our 3,500 shares of Series C redeemable convertible preferred stock and 1,141,000 warrants to purchase our common stock were $34,050,000. The proceeds of this offering were used to redeem outstanding Series B preferred stock for the stated value of $13,125,000. The remaining $20,925,000 will be used to fund our working capital needs in lieu of borrowings under our credit facility which may have been necessary during the third and fourth quarter of this fiscal year.

        Management believes that our cash and cash equivalents on-hand and anticipated net cash flows from operations will be adequate to fund the anticipated levels of inventories, accounts receivable and commitments and other working capital requirements for the operation of our business and our other presently anticipated needs for at least the next twelve months.

        During the six-months ended June 30, 2003, cash provided by operating, investing, financing activities and the effect of exchange rate changes was $18,738,000 compared with cash used of $28,812,000 in the six-months ended June 30, 2002.

        Net cash used in operating activities was $695,000 for the six months ended June 30, 2003, compared to $22,693,000 in the six months ended June 30, 2002. The current period net loss of $64,137,000 was offset by reductions in accounts receivable of $44,779,000, inventories of $6,348,000, and capitalized product development costs of $13,483,000. There were no significant unreserved amounts with any major customers or classes of customers. Accounts receivable and inventory reductions are due to a decrease in sales activity from the prior period. The reduction in capitalized product development costs was impacted by a $23,050,000 writedown, offset by current investment in future games. The prior period net loss of $17,631,000 was impacted by an increase in capitalized product development costs of $17,063,000, offset by income tax refunds of $10,100,000. The increase in capitalized product development costs was due to investment in several games in production for release after June 30, 2002.

        Net cash used in investing activities of $993,000 for the six-months ended June 30, 2003 was for the purchase of property and equipment. Net cash used in investing activities for the comparable six-months ended June 30, 2002 included a purchase of $5,435,000 of property and equipment partially offset by a $5,000,000 net decrease in short-term investments.

        Net cash provided by financing activities for the six-months ended June 30, 2003 of $20,599,000 was the result of the net proceeds from the sales of the Series C convertible preferred stock and warrants of $34,050,000, partially offset by the redemption of the Series B convertible preferred stock of $13,125,000 and the payment of preferred stock dividends of $326,000. Net cash used in financing activities of $5,787,000 for the comparable six-months ended June 30, 2002 was the result of the purchase of treasury stock of $4,926,000 and the payment of preferred stock dividends of $1,093,000, partially offset by cash received from the exercise of stock options of $232,000.

        On August 12, 2003, we received $4,000,000 from WMS Industries Inc., our former parent company, pursuant to a settlement agreement dated August 11, 2003, relating to tax sharing and separation agreements between the two companies.

        We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property used in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. At June 30, 2003, obligations under these arrangements totaled $7,881,000, net of $2,040,000 of sublease income. These obligations are not recognized as liabilities in our consolidated balance sheet in accordance with generally accepted accounting principles. We had no capital lease obligations at June 30, 2003.

Impact of Inflation

        In recent years, the level of inflation affecting our operations has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

Seasonality

        The videogame business is highly seasonal and historically has resulted in higher revenues in the quarters ended September 30 and December 31 due to the customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during the quarters ended September 30 and December 31.

New Accounting Pronouncements

        In May 2003, the FASB released SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We are evaluating the impact such adoption will have on the balance sheet classificaton of our redeemable convertible preferred stock and expect the adoption not to have a material effect on the results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We will adopt FIN 46 during the three-months ended September 30, 2003 and are currently evaluating the effect, if any, that the adoption of FIN 46 will have on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain disclosures are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. We adopted the annual disclosure provisions of SFAS No. 148 during the year ended December 31, 2002 and the interim disclosure requirements during the three-months ended March 31, 2003 as disclosed in Note 5 to the condensed consolidated financial statements included in this report.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for, and disclosures of, certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 effective January 1, 2003. See Note 12 to the condensed consolidated financial statements included in this report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the material information required to be disclosed in our filings under the Securities Exchange Act of 1934, is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Part II—Other Information

Item 1.    Legal Proceedings

        We currently and from time to time are involved in litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

Item 2.    Changes in Securities and Use of Proceeds

        On May 16, 2003, we completed a private placement of $35.0 million of Series C convertible preferred stock and warrants to purchase our common stock. The Series C preferred stock is convertible into our common stock at $4.60 per share. The conversion price represents approximately a 30% premium over the May 15, 2003 closing price of our common stock. Two institutional investors purchased the preferred stock.

        The investors have the option, until May 16, 2004, to purchase up to an additional $12.5 million of Series C preferred stock convertible into our common stock at $5.05 per share. The Series C preferred stock matures March 15, 2006 and carries a 5 3/4% dividend, payable quarterly in cash. The investors received three-year warrants to purchase up to 1,141,000 shares of our common stock at an exercise price of $4.60.

        We are not permitted to pay cash dividends on the our common stock without the consent of the holders of 80% of the outstanding shares of Series C preferred stock. If we are permitted to pay cash dividends, the holders of the Series C preferred stock are entitled to participate in those dividends as if they had converted their shares of Series C preferred stock into shares of our common stock. The holders of the Series C preferred stock are entitled to preferential dividends of 5 3/4% of the stated value per year, a preference on liquidation equal to the stated value plus accrued and unpaid dividends and redemption rights as described in the Certificate of Designations filed as Exhibit 3.4 to this report.

        The Series C Convertible preferred stock and related warrants were sold in a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933. We offered the securities only to the investors and to no other prospective purchasers. In connection with the offering, each of the investors represented and warranted, among other things, to us as follows:

  •
  It was acquiring the securities for its own account for investment only and not with a view towards, or for resale in connection with a public sale or distribution;

  •
  It was an "accredited investor" as that term is defined in Rule 501(a)(3) of Regulation D under the Securities Act of 1933; and

  •
  It had been furnished with all materials relating to our business, finances and operations and materials relating to the offer and sale of the securities that it requested.

        We used the proceeds of the private placement to redeem the $13,125,000 of outstanding Series B preferred stock and to pay the expenses of the transaction and expect to use the balance for the creation and development of videogames, and for working capital to finance inventory and receivables.

        UBS Warburg LLC acted as our financial advisor in connection with the private placement.

Item 4.    Submission of Matters to Vote of Security Holders

        We held our Annual Meeting of Stockholders on June 12, 2003. The matters submitted to a stockholder vote were:

1)	to adopt amendments to our Certificate of Incorporation and Bylaws to declassify our Board of Directors so that all the directors would stand for re-election annually;
2(a))	to elect nine directors to serve until our next annual meeting and until their successors are duly elected and shall qualify, in the event that Proposal 1 was adopted, or alternatively;
2(b))	to elect three Class II directors to serve until their terms expire in 2006 and until their successors are duly elected and shall qualify, in the event that Proposal 1 was not adopted; and
3)	to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003.

        The voting results were as follows:

1)	Our stockholders adopted the amendments to our Certificate of Incorporation and Bylaws to declassify our Board of Directors so that all the directors will now stand for re-election annually, as follows:
For:	38,616,494
Against:	294,087
Abstentions:	43,409
2(a))	Given that Proposal 1 was adopted, our stockholders elected nine directors to serve until our next annual meeting and until their successors are duly elected and shall qualify, as follows:
Nominee	For	Withheld
Harold H. Bach, Jr.	37,502,126	1,451,864
William C. Bartholomay	33,614,516	5,339,474
William E. McKenna	37,020,412	1,933,578
Norman J. Menell	37,477,700	1,476,290
Louis J. Nicastro	36,976,224	1,977,766
Neil D. Nicastro	37,453,676	1,500,314
Harvey Reich	37,487,801	1,466,189
Ira S. Sheinfeld	33,615,115	5,338,875
Richard D. White	37,727,272	1,226,718
  3)
  Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003:

For:	38,049,810
Against:	860,651
Abstentions:	43,529

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Second Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 19, 2003 (the "5/19/03 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Registrant dated May 16, 2003, incorporated by reference to the 5/19/03 8-K.
3.5	Certificate Eliminating Reference to a Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 28, 2003.
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.
3.7	Amended and Restated By-laws of the Registrant.
4.1	Form of Warrants to purchase common stock of Midway Games Inc. issued to certain investors, incorporated herein by reference to the 5/19/03 8-K.
4.2	Second Amended and Restated Rights Agreement dated as of May 16, 2003 between Midway Games Inc. and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/19/03 8-K.
4.3	Amendment and Waiver dated as of May 16, 2003 among Midway Games Inc., Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the 5/19/03 8-K.
10.1
Executive Employment Agreement made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 7, 2003 (the "5/7/03 8-K").
10.2	Stock Option Agreement made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.3	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.4	Restricted Stock Agreement made and entered into as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.5	Severance Agreement dated as of the 6th day of May, 2003, by and between Midway Games Inc. and Neil D. Nicastro, incorporated herein by reference to the 5/7/03 8-K.

10.6	Securities Purchase Agreement dated as of May 16, 2003 among Midway Games Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.7
Registration Rights Agreement dated as of May 16, 2003 by and among Midway Games Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.8
First Amendment to Credit Agreement dated as of May 16, 2003 among Midway Games Inc., the financial institutions parties thereto, and Bank of America, NA, as letter of credit issuing bank and agent to the Banks named therein, incorporated herein by reference to the 5/19/03 8-K.
31
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

  (1)
  Current Report on Form 8-K filed April 30, 2003, reporting under Items 5 and 7.

  (2)
  Current Report on Form 8-K filed May 2, 2003, reporting under Items 7 and 9, and deemed furnished under Item 12.

  (3)
  Current Report on Form 8-K filed May 7, 2003, reporting under Items 5 and 7.

  (4)
  Current Report on Form 8-K filed May 19, 2003, reporting under Items 5 and 7.

  (5)
  Current Report on Form 8-K filed July 21, 2003, reporting under Item 5.

  (6)
  Current Report on Form 8-K filed July 30, 2003, reporting under Items 5 and 7.

  (7)
  Current Report on Form 8-K filed August 1, 2003, reporting under Items 7 and 12.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

Dated: August 14, 2003	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President—Chief Financial Officer Principal Financial and Chief Accounting Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Second Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 19, 2003 (the "5/19/03 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Registrant dated May 16, 2003, incorporated by reference to the 5/19/03 8-K.
3.5	Certificate Eliminating Reference to a Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 28, 2003.
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.
3.7	Amended and Restated By-laws of the Registrant.
4.1	Form of Warrants to purchase common stock of Midway Games Inc. issued to certain investors, incorporated herein by reference to the 5/19/03 8-K.
4.2	Second Amended and Restated Rights Agreement dated as of May 16, 2003 between Midway Games Inc. and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/19/03 8-K.
4.3	Amendment and Waiver dated as of May 16, 2003 among Midway Games Inc., Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the 5/19/03 8-K.
10.1
Executive Employment Agreement made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 7, 2003 (the "5/7/03 8-K").
10.2	Stock Option Agreement made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.3	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.4	Restricted Stock Agreement made and entered into as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.5	Severance Agreement dated as of the 6th day of May, 2003, by and between Midway Games Inc. and Neil D. Nicastro, incorporated herein by reference to the 5/7/03 8-K.

10.6	Securities Purchase Agreement dated as of May 16, 2003 among Midway Games Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.7
Registration Rights Agreement dated as of May 16, 2003 by and among Midway Games Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.8
First Amendment to Credit Agreement dated as of May 16, 2003 among Midway Games Inc., the financial institutions parties thereto, and Bank of America, NA, as letter of credit issuing bank and agent to the Banks named therein, incorporated herein by reference to the 5/19/03 8-K.
31
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

MIDWAY GAMES INC. INDEX
  Item 1—Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signature
EXHIBIT INDEX