Form 10-K/A
period 2002-12-31
MIDWAY GAMES INC
filed 2003-09-08
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

        As used in this Amendment No. 1 to Annual Report on Form 10-K, the term "common stock" means our common stock, $.01 par value, and the term "preferred stock" means our Series B Convertible Preferred Stock, $.01 par value, unless the context indicates a different meaning. References to "fiscal year" for 2002 or later refer to our new fiscal year ending on December 31. References to "transition period" in this amendment are to the six-month transition period beginning on July 1, 2001 and ended on December 31, 2001. Other references to "fiscal year" in this amendment are to the fiscal years ended June 30 of each year prior to or ended on June 30, 2001.

        Midway® is our registered trademark. Our product names mentioned in this amendment are also our trademarks, except where we license them. Other product names mentioned in this amendment are the trademarks of their respective owners.

EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in this amendment is as of March 28, 2003, the filing date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

        This amendment contains "forward-looking statements," within the meaning of the federal securities laws. These statements may be found throughout this amendment, particularly in the materials set forth under "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. These statements describe our plans, strategies and goals and our beliefs concerning future business conditions and our business outlook based on currently available information. Where possible, we have identified these statements by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar words, although some forward-looking statements are expressed differently. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry and the risks more fully described under "Item 1. Business—Risk Factors." We do not intend to update publicly any forward- looking statements, whether as a result of new information, future events or otherwise.

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

        We have initiated several restructuring plans over recent years. Late in 2002 we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. The results of this decision included the termination of 27 employees and resulted in a severance charge of $408,000. In addition, three games being developed by terminated employees had to be cancelled due to the reduction in resources available and our judgment about their prospects. Accordingly, all capitalized product development costs related to these games of $8,958,000 were written off in 2002.

        In February 2003, we decided to terminate additional employees. The announcement of this decision involved communicating the plan of termination to an additional 108 employees in Milpitas resulting in a charge of $2,057,000. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge of $4,696,000 in the three-month period ended March 31, 2003.

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

        Midway is a Delaware corporation formed in 1988. Until October 29, 1996, we were wholly owned by WMS Industries Inc., a publicly-held company whose shares are traded on the NYSE under the symbol "WMS". On that date, we sold shares of our common stock in an initial public offering. Following the public offering, WMS continued to own 86.8% of our common stock. At the time, WMS was a designer, manufacturer and marketer of coin-operated pinball and novelty games and gaming equipment. WMS now designs, manufactures and markets gaming machines and video lottery terminals. After our public offering, WMS continued to provide us, through 2001, with management, administrative, sales, marketing and accounting and information services and until September 2000, acted as a contract manufacturer for our coin-operated product line. On April 6, 1998, WMS distributed all of its shares of our common stock to its stockholders. In connection with our spinoff from WMS, we entered into a number of agreements with WMS. Our remaining agreements and relationships are described elsewhere in this report. See "Item 13. Certain Relationships and Related Transactions—Relationship with WMS."

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

        Historically, there have been multiple console platforms available in the market and strong competition between console manufacturers. We publish games for each of the new platforms. The success of our title on a given platform is, to an extent, dependent upon the market acceptance of that platform. While Sony has for the past several years been the market leader, Microsoft and Nintendo are large and viable competitors.

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

        Over the past year, the number of titles introduced has increased significantly. The retailers have responded to the proliferation of titles in ways that impact how we must manage our business. Given the increased number of titles introduced, we have witnessed a trend where retailers tend to limit their buying to the titles that show the greatest potential for success. We are responding by investing more in the development and marketing of our titles.

        In addition, the market for our products is characterized by significant competition. The pressures have, from time to time, required us to reduce our prices on some of our products. The experience of our industry is that software game prices decline once a generation of consoles have been in the market for a significant period of time, because of the increasing number of software titles competing for acceptance from consumers.

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

        We use both our own personnel and independent third parties to develop and convert videogames. We select third parties to develop videogames based on their capabilities, suitability, availability and cost. Our contracts with these developers generally provide that we own the videogame developed and protect the confidentiality of the development process and work product. These contracts are structured to give these developers incentives to provide timely and satisfactory performance of the development by associating payment of development fees with performance of substantive development milestones, and by providing for the payment of royalties to the developer based on sales of the product developed (after we recoup the development cost). To address development risks, we retain the right to discontinue development both without cause or for cause, with cause generally including failure to timely and satisfactorily perform the development, a change in the control of the developer, or the departure of specified key personnel from the developer's employ.

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

        Our principal customers for home videogames are mass merchandisers such as Wal-Mart and Toys "R" Us. Sales to our largest customer in fiscal 2002, Wal-Mart, represented 14.5% of our total revenues in fiscal 2002. Sales to our second largest customer in fiscal 2002, Toys "R" Us, represented 11.6% of our total revenues in fiscal 2002. We warrant our home videogame discs to be free from defects for a period of 90 days. Defective product returns have historically not been material relative to our revenues.

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

        We lease a warehouse facility in Dallas, Texas, from which we distribute our videogames to North America. Some products are imported into the United States, cleared by customs and transferred to our warehouse facility, where they are unpacked and shipped to our customers. At times, some components of our products are assembled into finished products for us by third parties prior to their transfer to our warehouse facility. We participate in the electronic data interchange program maintained by most of our large customers for home games. The electronic data interchange program allows us to receive purchase orders from our customers, and to send invoices to our customers, in an agreed-upon standardized format via electronic transmission between computer systems. We generally fill re-orders from inventory within two days. As a result, our videogames traditionally have no backlog of orders. We ship products to a customer only upon receipt of a purchase order from that customer. Due to the relatively short time frame needed to reorder inventory, we are generally able to manage our inventory levels to closely approximate actual orders received. We will generally have received information from our largest customers on their intended order quantities prior to placing our orders with the manufacturers.

        Our standard payment terms with our customers are 30 days or 60 days from the date of shipment of the goods. In general, we do not permit extended payment terms with our customers. In some cases involving inventory closeouts, payment terms are further extended, typically not more than 90 days.

        We sometimes provide replacements, markdowns or other credits on varying terms to customers holding slow-moving inventory of our home videogames. At the time of product shipment, we establish reserves, including reserves under our policies for price protection and returns, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See "Item 1. Business—Risk Factors—If product returns and price adjustments exceed our reserves we will incur additional charges which may have an adverse affect on our results of operations".

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

        Upon expiration of a platform license, we usually have a limited period to sell off our inventory subject to that license, after which time any remaining inventory is generally required to be destroyed. Nintendo, Microsoft and Sony are among the largest publishers of software for use on their respective systems, and they compete directly with us. See "Risk Factors—If game platform manufacturers refuse to license their platforms to us or do not approve, or delay in approving, our games, our revenues would be adversely affected" below.

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

Risk Factors

        The most significant factors that make an investment in our common stock risky or speculative are discussed below. These factors may cause our operating results to vary from anticipated results or may materially and adversely affect our operating results or the value of our common stock.

We have experienced recent operating and net losses, and we may incur future losses.

        We have not reported a net or operating profit since the second quarter of fiscal 2000. Since that time, we have reported the following operating losses:

  •
  $52.3 million for fiscal 2002;

  •
  $6.9 million for the transition period;

  •
  $78.4 million for fiscal 2001; and

  •
  $20.9 million for fiscal 2000.

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

If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continous stream of new games.

        Our success depends on generating revenue from new products. Videogame products typically have market life spans of only three to 12 months. Our new products may not achieve and sustain market acceptance during the short life cycle sufficient to generate revenue to recover our investment in developing the products and to cover our other costs. The cost of developing new games for the new generation of platforms is generally between $2 million and $7 million. The cost of converting an existing game from one platform to another is at least $300,000. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

We may experience delays in introducing new products, which may adversely affect our revenues.

        From time to time, we have experienced delays in product introductions. The timing of a creative process is difficult to predict. Unanticipated delays could cause us to miss an important selling season. A delay in introducing products could also affect our development schedule for other products. In either case, we may not achieve anticipated revenues.

Our market is subject to rapid technological change, which may render our products obsolete or affect the timing of purchases of our products by consumers, which in turn may adversely affect our revenues.

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

Our operating results may fluctuate from quarter to quarter, making our results difficult to predict.

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

If we need to seek additional capital due to continuing operating losses, we may incur additional expenses in the form of periodic interest or other debt service payments, or our current stockholders may suffer dilution in their percentage ownership of common stock.

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

Our market is highly competitive, and we may not be able to continue to compete. If we are unable to compete, our revenues will be adversely affected.

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

If product returns and price adjustments exceed our reserves we will incur additional charges which may have an adverse affect on our results of operations.

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

If game platform manufacturers refuse to license their platforms to us or do not approve, or delay in approving, our games, our revenues would be adversely affected.

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

For fiscal 2002, 53.9% of our total revenues were attributable to our five largest customers. Our revenues could be adversely affected if any of them decrease or terminate their purchases from us.

        Sales to our five largest customers collectively accounted for approximately 53.9% of our total revenues for fiscal 2002. Our two largest customers were Wal-Mart and Toys "R" Us. During fiscal 2002, Wal-Mart accounted for 14.5% of our total revenues and Toys "R" Us accounted for 11.6% of our total revenues.

        We have no agreements with any of our customers that guarantee future purchases. As a result, purchases by any of our customers could be reduced or terminated at any time. A substantial reduction or a termination of purchases by one or more of our largest customers may substantially reduce our revenues.

A business failure by any of our major customers could have an adverse effect on our revenues and our ability to collect receivables.

        We typically make sales on credit, with terms that vary depending upon the customer and other factors. Normally we do not hold any collateral to secure payment by our customers. Additionally, we do not factor any of our receivables.

        While we attempt to carefully monitor the creditworthiness of our customers, we bear the risk of their inability to pay us as well as any delay in payment. A business failure by any of our major customers could have a material adverse effect on our revenues and our ability to collect receivables.

Our products are manufactured by third parties who set the manufacturing prices for our products. Therefore, we depend on these manufacturers to fill our orders on a timely basis, and our margins and operating profit could be affected if the price changes.

        We depend on third parties, including the platform manufacturers, to manufacture our products. Manufacturing delays or interruptions could cause delays or interruptions in product delivery. If any significant delays occur, we may not achieve anticipated revenues. This is particularly true if any of our products miss an important selling season. Unanticipated price changes from these manufacturers also could adversely affect our margins and our operating profits.

We cannot control the personnel, scheduling and priority of use of resources by third parties who develop some of our game titles, and our revenues may be adversely affected by delays caused by these developers.

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

If we are not able to maintain or acquire licenses for intellectual property necessary to the success of some of our games, our revenues would be adversely affected.

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

We may experience increased costs to continue to attract and maintain senior management and highly qualified software developers.

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

Sumner Redstone and Phyllis Redstone together control 36.6% of our common stock. If they were to dispose of a large number of their shares in a short period of time, the market price of our common stock would likely decline. If their shares were sold to a single purchaser, that purchaser might seek to influence our business strategies.

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

        Our Board of Directors has broad discretion with respect to the issuance of the remaining 28.1 million authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek further financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may depress the future market price of our common stock.

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

If we fail to fulfill covenants made to the holders of our preferred stock, we may be required to pay cash penalties or redeem the preferred stock for cash.

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

Effects of anti-takeover provisions could inhibit the acquisition of Midway, and could adversely affect the market price of our common stock.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Effective December 31, 2001, we changed our fiscal year from a fiscal year ending on June 30 to a fiscal year ending on December 31. This report covers the year ended December 31, 2002, referred to as "fiscal 2002", as well as required prior periods. All references below to the twelve-months ended December 31, 2001 and six-months ended December 31, 2000 are unaudited. Years ended June 30, 2001 and 2000 are referred to as "fiscal 2001" and "fiscal 2000."

Results of Operations

        The following table sets forth, for the periods indicated, certain items in or derived from our consolidated statements of operations expressed as a percentage of revenues:

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

        We exited the coin-operated videogame product line in the quarter ended June 30, 2001. Accordingly, activity relating to the coin-operated videogame product line for fiscal 2002 was not significant.

        Summarized below are revenues by game console for fiscal 2002 and the comparable twelve-months ended December 31, 2001 (dollars in thousands):

	Twelve-Months Ended December 31,
	2002	2001
		unaudited
Home video:
Sony PlayStation 2	$101,818	$54,399
Sony PlayStation	3,623	7,069
Microsoft Xbox	42,017	7,818
Nintendo GameCube	31,496	5,443
Nintendo Game Boy Advance	8,891	14,253
Other	2,567	7,019

Home video	190,412	96,001
Coin-operated video	1,445	19,992

Total Revenues	$191,857	$115,993

        Home videogame revenues increased 98.3% to $190,412,000 for fiscal 2002 compared to $96,001,000 for the comparable twelve-months ended December 31, 2001. The increase is due to our releasing 42 products in North America for the new generation platforms during fiscal 2002 which represents $155,165,000 of revenue versus releasing 19 products in North America during the comparable twelve-months ended December 31, 2001 which represented $72,149,000 of revenue. The increase in new products is due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation consoles including Sony's PlayStation 2, Microsoft's Xbox, and Nintendo's GameCube and Nintendo's 32-bit handheld Game Boy Advance, which required significant development efforts before we could release an increased number of games for these new consoles. We generally develop videogame titles for release on all new generation consoles. Our top selling videogames for fiscal 2002 included: Mortal Kombat: Deadly Alliance, MLB SlugFest 20-03, NFL Blitz 20-03, SpyHunter and Gauntlet Dark Legacy.

        Home videogame gross margin decreased 14.4 percentage points to 25.4% for fiscal 2002 compared to 39.8% for the comparable twelve-months ended December 31, 2001. The decrease is due to the underperformance of titles released in the fourth quarter of 2002, including Defender, Haven: Call of the King and Dr. Muto. During that quarter, consumer demand was focused on more mature themes while these titles were youth oriented. As a result, additional reserves were established to provide anticipated price protection in order to stimulate consumer demand and clear the retail channel of inventories. Asset write-downs for inventory and capitalized product development costs related to these titles totaled $12,100,000. Amortization of capitalized product development costs increased to 27.7% of revenues in fiscal 2002, compared to 11.7% in the comparable twelve-months ended December 31, 2001, due to higher capitalized product development costs associated with game development for the new generation platforms and lower revenues due to the underperformance of titles released in 2002.

        Research and development expense decreased $18,399,000 from $43,406,000 for the comparable twelve-months ended December 31, 2001 to $25,007,000 for fiscal 2002. The decrease is due to increased product development costs capitalized on new generation games and our exit from the coin-operated videogame product line. Gross research and development spending increased by $26,106,000 between the two periods; however, the portion of spending we capitalized increased by $44,505,000 during the same two periods. The development activity and expenditures for home videogames are much greater for new generation platforms than previous platforms. The newer generation of platforms provide many more capabilities than previous platforms which results itself in an increased number of people working to develop a more elaborate game and much longer development timelines to finalize a game. For console titles introduced during fiscal 2001 and fiscal 2000, the cost of development averaged approximately $2.0 million per title, as compared to an average cost per title of approximately $6.2 million for the new generation titles introduced during fiscal 2002. This increased development activity represents investment for future revenue to be generated from videogames for the new generation platforms. The increase in capitalized software development costs is due to an increase in software development costs being incurred after the point of technological feasibility and attaining technological feasibility earlier in the development process. All development costs subsequent to the establishment of technological feasibility are capitalized. The new generation platforms are more widely supported by vendors who supply tools which facilitate the attainment of technological feasibility earlier in the development process. Accordingly, with the utilization of these tools to attain technological feasibility earlier in the development process and the substantial increase in costs required to develop the newer generation games, the amounts being capitalized as product development costs have increased significantly. We anticipate that capitalized development costs will continue to increase as we increase the number of products in development.

        Selling and marketing expense increased $12,858,000 from $30,745,000 (26.5% of revenues) for the comparable twelve-months ended December 31, 2001 to $43,603,000 (22.7% of revenues) for fiscal 2002. The increase in spending was due to $8,829,000 of additional television and print advertising to promote the higher number of new products released during 2002. In addition, we shifted our strategy toward a larger, more expensive promotional campaign, including television and expanded print campaigns, for our 2002 Mortal Kombat release. Sales commissions also increased $1,201,000 from $620,000 (0.5% of revenues) for the comparable twelve-months ended December 31, 2001 to $1,821,000 (1.0% of revenues) for fiscal 2002 due to a change in our mix of customers. We increased our Internet related marketing efforts during fiscal 2002, resulting in an increase of $907,000 related to such expenditures. The decrease in selling and marketing expense as a percentage of revenues from 26.5% of related revenues in 2001 to 22.7% of related revenues in 2002 is due to these costs being spread over significantly increased revenues.

        Administrative expense decreased $832,000 from $23,024,000 for the comparable twelve-months ended December 31, 2001 to $22,192,000 for fiscal 2002. The comparable twelve-months ended December 31, 2001 included $1,961,000 of goodwill amortization of which none was recorded for fiscal 2002 pursuant to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. See Note 2 to the financial statements included in this report. The comparable twelve- months ended December 31, 2001 also included $965,000 of bad debt expense and $200,000 of administrative expense related to the exit of the coin-operated videogame product line. See Note 11 to the financial statements included in this report. Administrative expenses in 2002 increased for a number of items, including a $1,483,000 increase in legal expenses related to lawsuits and claims arising in the normal course of business and a $684,000 charge related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California (see Note 11 to the financial statements included in this report).

        On a consolidated basis, restructuring and other charges for fiscal 2002 totaled $10,621,000 compared to $7,026,000 for the comparable twelve-months ended December 31, 2001.

        During 2002, we consolidated both product development and administrative departments. This consolidation is aimed at strategically focusing our efforts on a narrower core group of products. We believe that several benefits will accrue from the consolidation including: (1) lower overhead costs producing more cost-efficient functions; (2) greater focus on our key intellectual properties and (3) more flexible staffing of projects due to a concentration of our talent base in one location. Restructuring costs incurred include severance for terminated employees, charges for operating lease space for which we will receive no future economic benefit, fixed asset disposals and various other charges. The total number of employees expected to be terminated is 55, of whom 51 have been terminated as of December 31, 2002. These charges totaled $1,769,000. In addition, three games being developed by terminated product development employees were cancelled due to the reduction in resources and our judgment about their prospects. Accordingly, all capitalized product development costs related to these games totaling $8,958,000 were written-off in 2002. The expected annual savings associated with terminated employees is approximately $2,000,000. In addition, we recorded a reversal of $106,000 of previously recorded restructuring charges related to our coin-operated videogame product line. See Note 11 to the financial statements included in this report.

        During fiscal 2001, we downsized and subsequently exited the coin-operated videogame product line. Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market we decided to focus on the home videogame market. The results of this decision included the termination of 109 employees during the twelve-months ended December 31, 2001 and resulted in a severance charge of $2,059,000. In addition, fixed assets related to the coin-operated videogame product line were written-off resulting in a charge of $3,070,000. The restructuring charges also include $1,037,000 of lease commitment costs, for which we will receive no future economic benefit, and administrative costs of $860,000. We estimated the annual cost savings associated with employees terminated as a result of existing coin-operated videogame product line was approximately $7,500,000 related to research and development expense and $6,000,000 related to administrative and selling and marketing expense, or $13,500,000 in total. Cost savings from exiting the coin-operated videogame product line have been utilized to support the home videogame product line.

        Operating loss for fiscal 2002 was $52,265,000 compared with an operating loss of $63,486,000 for the comparable twelve-months ended December 31, 2001. The decrease in the operating loss is due to increased revenues from the release of products on new generation platforms and decreased research and development expense partially offset by increased selling and marketing expenses.

        We provided $5,477,000 for income taxes in fiscal 2002 of which $5,391,000 related to the revaluation of net deferred tax assets. We provided no benefit for income taxes for the comparable twelve-months ended December 31, 2001. We are required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period.

        During fiscal 2002, we received tax refunds totaling $13,626,000 based on net operating loss carryback claims filed with the Internal Revenue Service (IRS) and state taxing authorities. The $12,900,000 IRS tax refunds were the result of tax legislation enacted in March 2002 that now allows companies to carryback 2001 net operating losses five years where previously they could be carried back two years. The $726,000 state tax refunds were also the result of net operating loss carryback claims.

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

Transition Period (Six-Months Ended December 31, 2001) Compared with Six-Months Ended December 31, 2000

        We exited the coin-operated videogame product line in the quarter ended June 30, 2001. Accordingly, revenue and cost of sales of the coin-operated product line for the transition period were not significant. The only expenses incurred by the coin-operated videogame product line related to the sale of assets and exploring licensing opportunities for intellectual properties. Expenses related to the coin-operated videogame product line were not significant to any of the reported line items for the six-months ended December 31, 2001.

        Home videogame revenues decreased $21,327,000 from $89,440,000 for the six-months ended December 31, 2000 to $68,113,000 for the transition period. The decrease is due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation consoles including Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. The transition period consisted of revenue from new generation console games released during that period totaling $56,058,000, as compared to the six-months ended December 31, 2000 that consisted of revenue from 32 and 64-bit console games released during that period totaling $66,752,000. The adverse impact of the platform transition on our profitability was caused by our shifting product development resources from older platforms to the development of products for the new generation platforms. Several titles in development that could have softened the impact of the platform transition in the six-months ended December 31, 2001 were cancelled in order to develop products for the new consoles, which require an 18 to 24 month development period.

        Home videogame gross margin increased 10.5 percentage points to 46.9% for the six-months ended December 31, 2001 compared to 36.4% for the comparable six-months ended December 31, 2000. The increase is due to the sale of more new generation products as highlighted in 2001 while in 2000 we discounted the older generation of products at the end of their life cycle. Average selling prices increased 16.8% between the two periods. During the six-months ended December 31, 2001, all new releases were comprised of videogames for the new generation platforms, as compared with the six-months ended December 31, 2000, for which only one new release was for the new generation platform. In addition, the legacy platform games had higher unit costs due to their cartridge technology, adversely impacting the gross margins from legacy platform sales.

        Research and development expenses decreased $18,201,000 from $31,008,000 for the six-months ended December 31, 2000 to $12,807,000 for the transition period. The decrease is due to increased product development costs capitalized on new generation games and our exit from the coin-operated videogame product line. Gross research and development spending decreased by $1,703,000 between the two periods; however, the portion of this spending we capitalized increased by $16,498,000 between the same two periods. The increase in capitalized product development costs is due to an increase in software development costs being incurred after the point of technological feasibility. All related development costs subsequent to the establishment of technological feasibility are capitalized. The new generation platforms are more widely supported by vendors who supply tools which facilitate the attainment of technological feasibility earlier in the development process. Accordingly, with the utilization of these tools to attain technological feasibility earlier in the development process and the substantial increase in costs required to develop newer generation games, the amounts being capitalized as product development costs have increased significantly.

        Selling and marketing expense decreased $1,742,000 from $20,896,000 (16.8% of revenues) for the six-months ended December 31, 2000 to $19,154,000 (26.6% of revenues) for the transition period. Marketing overhead expenses decreased $1,692,000, related to the downsizing and subsequent exiting of the coin-operated videogame product line in June 2001. Television and print advertising decreased $1,110,000, reflecting fewer titles released in the current period compared to the six-months ended December 31, 2000. These decreases were offset by an increase in public relations costs of $767,000 due to marketing efforts associated with new generation console releases.

        Administrative expense decreased $804,000 from $10,792,000 for the six-months ended December 31, 2000 to $9,988,000 for the transition period. The transition period includes $1,050,000 for executive retirement benefits and $200,000 of administrative expense related to the exit of the coin-operated videogame product line. See note 11 to the financial statements included in this report. The period ended December 31, 2000 included $1,961,000 of goodwill amortization of which none was recorded for the transition period due to the adoption of SFAS No. 141, Business Combinations, and SFAS No. 142. See Note 2 to the financial statements included in this report.

        On a consolidated basis, restructuring and other charges for the transition period totaled $180,000. During fiscal 2001, we downsized and subsequently exited the coin-operated videogame product line. Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market we decided to focus on the home videogame market. These costs represent administrative costs associated with the downsizing and subsequent exit from the coin-operated videogame product line. There were no restructuring and other charges in the six-months ended December 31, 2000.

        Operating loss for the transition period was $6,947,000 compared with an operating loss of $21,824,000 for the six-months ended December 31, 2000. The decrease in the loss was due to the increased level of software development costs capitalized and the exiting of the coin-operated videogame product line.

        We provided no benefit for income taxes related to the loss for the transition period. We were required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. The income tax credit of $7,777,000 for the six-months ended December 31, 2000 was established at an effective rate of 37.5%.

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

Fiscal 2001 Compared with Fiscal 2000

        Revenues decreased $165,657,000 from $333,865,000 in fiscal 2000 to $168,208,000 in fiscal 2001. Home videogame revenues decreased $112,363,000 from $229,691,000 in fiscal 2000 to $117,328,000 in fiscal 2001. The decrease is due to our strategy for the platform transition from 32 and 64-bit home videogames consoles to the new generation consoles including Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. The adverse impact of the platform transition on our profitability was caused by our transition strategy to shift product development resources from older platforms to the development of products for the new generation platforms. Revenues related to the 32 and 64-bit consoles were approximately $88,917,000 and $229,691,000 in fiscal 2001 and 2000, respectively. Several titles in development that could have softened the impact of the transition on fiscal 2001 were cancelled in order to develop products for the new consoles. Coin-operated videogame revenues decreased $53,294,000 from $104,174,000 in fiscal 2000 to $50,880,000 in fiscal 2001 due to the downsizing and subsequent exit from this product line.

        Home videogame gross margin decreased 8.5 percentage points to 33.0% for the twelve-months ended June 30, 2001 compared to 41.5% for the comparable twelve-months ended June 30, 2000.

Average selling prices decreased 16.3% from fiscal 2000 to fiscal 2001. Selling prices during fiscal 2001 were lower than historical selling prices due to the effects of the transition to the new generation platforms.

        Research and development expenses decreased by $6,087,000 from $67,694,000 in fiscal 2000 to $61,607,000 in fiscal 2001. Gross research and development spending decreased by $9,619,000 between the two periods; however, the portion of this spending we capitalized decreased by $3,532,000 between the same two periods. In fiscal 2001, we downsized and subsequently exited the coin-operated videogame product line. The decrease in both gross research and development spending and research and development expense was due to the elimination of certain coin-operated functions that were not transferable to the home videogame product line.

        Selling and marketing expense decreased $24,238,000, or 42.7%, from $56,725,000 (17.0% of revenues) in fiscal 2000 to $32,487,000 (19.3% of revenues) in fiscal 2001. We intentionally reduced our selling and marketing efforts due to our strategy for the platform transition from 32 and 64-bit home videogames consoles to the new generation consoles including Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. In addition, we downsized and subsequently exited our coin-operated videogame product line. From fiscal 2000 to fiscal 2001, television and print advertising decreased $9,715,000, commissions and cooperative advertising decreased $6,707,000 and merchandising decreased $2,484,000. Additionally, fiscal 2000 was adversely impacted by $2,853,000 for the write-down of the unamortized portion of capitalized costs associated with a distribution agreement acquired in 1998.

        Administrative expense increased $1,824,000 from $22,004,000 for fiscal 2000 to $23,828,000 for fiscal 2001. Fiscal 2001 includes $965,000 of additional bad debt expense provided as a result of the exit from the coin-operated videogame product line (see Note 11 to the financial statements included in this report). Administrative expense excluding the additional bad debt expense was $22,863,000 (13.6% of revenues) in fiscal 2001 compared with $22,004,000 (6.6% of revenues) in fiscal 2000. The increase as a percentage of revenues was due to lower revenues.

        On a consolidated basis, restructuring and other charges for fiscal 2001 totaled $6,846,000 compared to $997,000 for fiscal 2000. During fiscal 2001, we downsized and subsequently exited the coin-operated videogame product line. Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market we decided to focus on the home videogame market. The results of this decision included the termination of 109 employees during fiscal 2001 and resulted in a severance charge of $2,049,000. In addition, fixed assets related to the coin-operated videogame product line were written-off resulting in a charge of $3,070,000. The restructuring charges also include $1,037,000 of lease commitment costs for which we will receive no future economic benefit and administrative costs of $690,000. In fiscal 2000, restructuring and other charges of $997,000 included severance of 84 employees related to sales, administration and product development of our coin-operated videogame product line. We estimated the annual cost savings associated with employees terminated as a result of existing coin-operated videogame product line was approximately $7,500,000 related to research and development expense and $6,000,000 related to administrative and selling and marketing expense, or $13,500,000 in total.

        Operating loss in fiscal 2001 was $78,363,000 compared with an operating loss of $20,881,000 in fiscal 2000. Operating loss for fiscal 2001 is due to the low level of home videogame revenues with a reduced gross profit as a result of the platform transition and continuing product development expenses from developing games for the new generation of platforms. Fiscal 2001 also includes restructuring charges, additional bad debt and inventory write-downs totaling $12,547,000 relating to our exiting from the coin-operated product line. The fiscal 2000 operating loss was also due to weaker than anticipated revenues in the second half of the year, which required unusual charges of $25,979,000.

        The income tax credit was established at an effective rate of 10.2% for fiscal 2001. We were required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. The credit for income taxes in fiscal 2000 was established at an effective rate of 38.5%.

        Loss applicable to common stock was $69,335,000 or $1.84 per share for fiscal 2001 compared with a loss of $12,041,000 for fiscal 2000. The fiscal 2001 loss includes a charge of approximately $15,695,000 to provide an allowance for recorded potential future tax benefits resulting from tax operating losses, excluding the restructuring charge. Fiscal 2001 also includes charges of $12,527,000 before taxes for the downsizing and subsequent exit from the coin-operated videogame product line. The fiscal 2000 loss includes after tax charges of $16,151,000 or $0.43 per share for unusual items that related to the abrupt softening of the home videogame product line in fiscal 2000.

Financial Condition and Liquidity

        The home video business is highly seasonal, and significant working capital is required to finance high levels of inventories and accounts receivable during the quarters ended September 30 and December 31. In addition, one manufacturer of home videogames for us requires letters of credit for the full purchase price at the time a purchase order is accepted.

        In March 2003, we amended our credit facility to modify credit availability and maturity. The amended and restated credit agreement now provides for a letter of credit facility and a revolving line of credit with availability through February 15, 2004. The letter of credit facility provides for the availability of $15,000,000, which is fully collateralized with cash or cash equivalents on deposit. The revolving line of credit provides for the availability of up to $25,000,000 subject to a borrowing base equal to 80% of eligible accounts receivable, less $50,000,000, which is available during the period September 1, 2003 to February 15, 2004 when seasonal working capital requirements are the highest. The agreement requires, among other things, that we maintain a minimum level of stockholders' equity and net worth. Additionally, the agreement prohibits cash dividends on common stock and restricts the repurchase of our capital stock. Substantially all of our assets are pledged as collateral under our credit agreement. No borrowings were outstanding under the revolving line of credit at December 31, 2002 and 2001. Letters of credit outstanding were $541,000 and $154,000 at December 31, 2002 and 2001, respectively.

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

        Net cash used in operating activities was $59,942,000 for fiscal 2002 compared to cash used of $41,027,000 for the comparable twelve-months ended December 31, 2001. The fiscal 2002 net loss of $53,823,000 was offset by non-cash adjustments totaling $50,595,000, including $8,469,000 of depreciation and amortization, $28,173,000 of receivables provisions and $12,689,000 of increases to deferred income taxes. However, changes in net operating assets resulted in a net use of cash of $56,714,000. The increase to the net use of cash resulted from an approximate 83% increase in fourth quarter revenues for fiscal 2002 compared to fourth quarter revenues for the comparable twelve months ended December 31, 2001, driven by the release of Mortal Kombat: Deadly Alliance in November 2002. We have recognized an increased level of revenues for which we have not yet received cash. Since the game was released in the latter half of November, a substantial number of related receivables remained outstanding at the end of the year. There were no significant collectibility or billing problems with any major customers or classes of customers at December 31, 2002.

        Receivables, net of allowances were $54,265,000 at December 31, 2002 compared to $23,572,000 at December 31, 2001. The $30,693,000 increase is due to the November 2002 release of the latest sequel in our highly successful Mortal Kombat franchise. Sales for the months of October and December 2002 were comparable to October and December of the prior year. Sales for the month of November, however, were approximately $39 million higher than the same month of the prior year. Since the game was released in the latter half of November, the receivable balance increased over the prior year.

        Inventory at December 31, 2002 was $9,313,000 compared to $2,203,000 at December 31, 2001. The $7,110,000 increase was partially due to the build up of inventory based upon information we had received from our largest customers about their estimates of reorders after the 2002 holiday season, particularly for the version of Mortal Kombat released in November 2002. At December 31, 2002, the new version of Mortal Kombat comprised $2,166,000 of inventory. In addition to the new version of Mortal Kombat, we had more active titles in the marketplace at the end of 2002 than we did at the end of 2001. For example, during the quarter ended December 31, 2002 we released 17 games as compared to 8 games in the comparable period of the prior year. In addition, approximately 90% of inventory at December 31, 2002 consisted of nine titles compared to only three titles at December 31, 2001. Additionally, during 2002 we introduced a number of home videogames that did not achieve anticipated sales levels at retail. During the December 31, 2002 quarter, consumer demand was focused on more mature themes while several of our products were youth oriented. As a result, customer reorders on these products did not materialize to the extent expected and inventories remained high at year-end.

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

        Cash used in financing activities for fiscal 2002 was $10,752,000 and consisted of the repurchase of common stock now held as treasury shares for $9,622,000 and the payment of preferred stock dividends of $1,363,000. Cash provided by financing activities of $130,528,000 during the comparable twelve-months ended December 31, 2001 consisted of $72,878,000 of aggregate cash proceeds received from our public offering of 5,175,000 shares of common stock at a price of $15.00 per share, $51,825,000 in net proceeds from the sale of Series B convertible preferred stock and warrants, and $6,490,000 from the exercise of stock options.

        We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. At December 31, 2002, obligations under these arrangements totaled $11,704,000, net of $2,633,000 of sublease income. These obligations are not recognized as liabilities in our consolidated balance sheet in accordance with generally accepted accounting principles. We had no capital lease obligations at December 31, 2002.

        A summary of our contractual obligations at December 31, 2002 is as follows (in thousands):

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

Capitalized software development

        Software development costs incurred prior to the establishment of technological feasibility are expensed by us when incurred and are included in research and development expense. Once a software product has reached technological feasibility, then all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us. After a product is released, the capitalized product development costs are amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This expense is recorded as a component of cost of sales.

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. A charge is recorded when management's forecast for a particular game indicates that unamortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. If revised forecast game sales are less than management's forecast it is possible we could record charges to write-down software development costs previously capitalized.

Valuation of long-lived assets, including goodwill

        Long-lived assets, primarily property and equipment, are reviewed for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in our balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions.

        Beginning on July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard we no longer amortize goodwill, but continues to evaluate whether any event has occurred which might indicate that the carrying value of goodwill is not recoverable. In addition, this standard requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value-based test.

Inventories

        Inventories are stated at the lower of cost or market. We record inventory write-downs when markets rates are lower than cost. Market rates are evaluated based on recent sales transactions, open purchase orders, customer bids, and management's estimates. Cost is determined by the first-in, first-out method.

Valuation of deferred tax assets

        We are required under applicable accounting interpretations to provide a valuation allowance for the realization of deferred tax assets, resulting primarily from tax loss carryforwards. The applicable accounting interpretations limit the amount expected to be utilized within the carryforward period to sources of future taxable income that are more likely than not to be generated within the carryforward period. When a valuation allowance is deemed necessary, we record an adjustment to the deferred tax asset, with a corresponding charge to the statement of operations. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risks arising in the ordinary course of business, primarily risks associated with foreign currency fluctuations. We have no debt outstanding and our letter of credit facility had only $541,000 outstanding on December 31, 2002. We have not entered into any financial instruments for trading purposes or for purposes other than trading purposes.

Interest Rate Risk

        At December 31, 2002, we had no short-term investments. Our letter of credit facility and revolving line of credit are based on variable interest rates. At December 31, 2002, no borrowings were outstanding under the revolving line of credit. Letters of credit outstanding were $541,000 at

December 31, 2002. Letters of credit outstanding represent 0.27% of Total Assets at December 31, 2002. We do not believe that interest rate risk is material at December 31, 2002.

Foreign Currency Risk

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP") and the Euro which may result in a loss or gain of earnings to us. The volatility of the GBP and the Euro (and all other applicable currencies) is monitored frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks if we determine that such hedging activities are appropriate to reduce risk.

        We had a cumulative foreign currency translation loss of $436,000 as of December 31, 2002. We do not believe that foreign currency risk is material at December 31, 2002.

Item 8. Financial Statements and Supplementary Data.

        Our Consolidated Financial Statements are included in this report immediately following Part IV.

PART III

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

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long Term Compensation Awards
Name and Principal Position	Fiscal Year		Salary($)		Bonus($)		Securities Underlying Options(#)		All Other Compensation($)
Neil D. Nicastro Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer	2002 2001 2001 2000	*	602,000 302,000 — 600,000	(1) (1) (2)	— — — —	(1)	485,806 — — 450,000	(2)	170,149 84,763 169,959 136,111	(3) (3) (3) (3)
Kenneth J. Fedesna Executive Vice President— Product Development	2002 2001 2001 2000	*	325,000 162,500 325,000 325,000		— — — —		119,677 — — 50,000		2,346 1,250 2,500 2,500	(4) (4) (4) (4)
Thomas E. Powell Executive Vice President—Finance, Treasurer and Chief Financial Officer (5)	2002 2001 2001	*	300,000 129,231 46,154		— 87,692 —		142,903 — 100,000		— — —
Mark S. Beaumont Senior Vice President—Publishing (6)	2002		245,000		—		25,000		—
David W. Nichols Senior Vice President— Administration and Operations (7)	2002		225,000		—		30,676		—

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

(3)
Includes life insurance premiums of $2,677 for fiscal 2002, $1,027 for the transition period, $2,091 for fiscal 2001, and $1,811 for fiscal 2000. The remaining amounts represent amounts accrued for Mr. Nicastro's retirement benefits, and not yet paid, under the terms of Mr. Nicastro's employment agreement. Pursuant to a letter agreement amending Mr. Nicastro's employment agreement on October 30, 2000, Mr. Nicastro received contractual retirement benefits in the form of 607,846 shares of our common stock to be delivered to him over time beginning upon the later to occur of (1) his 45th birthday (October 25, 2001), or (2) the date of his termination from our employ. On October 30, 2000, we valued these retirement shares at $3,950,999, determined by multiplying 607,846 shares by $6.50, the closing price of our common stock on the NYSE on that date. For accrual purposes, we also assumed that Mr. Nicastro's employment with us would terminate on his 65th birthday, October 25, 2021, which was 260 months after October 2000. Immediately prior to entering into the October 30, 2000 letter agreement, we had recorded on our books an accrual in the amount of $322,362 which related to contractual retirement benefits afforded to Mr. Nicastro in earlier agreements. The retirement benefits of those earlier agreements were superceded by the October 30, 2000 letter agreement. Therefore, we applied the existing accrual balance to the $3,950,999 fair value of the Retirement Shares, leaving a remaining balance of $3,628,637. Dividing the $3,628,637 balance by the estimated 260 months, we calculated an accrual of $13,956 per month for Mr. Nicastro. These amounts accrued for each year are reflected in this column of the Summary Compensation Table. See "Employment Agreements" below.

(4)
Represents life insurance premiums.

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

        During June 2002, we terminated our lease with WMS and purchased the 2704 West Roscoe Street office building and 3289 N. California Ave. parking lot in Chicago, Illinois from WMS at an aggregate price of $2.3 million. Each of WMS and we obtained separate appraisals of the real property included in the transaction from Illinois State Certified General Real Estate Appraisers. There was substantial difference between the appraisals, with the appraisers engaged by WMS valuing the property at over $2.6 million (with potential for increase based on local zoning trends) and the appraisers engaged by us valuing the property at somewhat over $1.6 million. Attempts by the respective appraisers to reconcile their valuations were unavailing. We and WMS ultimately agreed to use WMS' book value of the asset, which was between the two professional valuations, as the price in the transaction. The other terms of the transaction were freely negotiated by the parties' respective counsel using forms of agreement supplied by a general commercial real estate practitioner. We believe that the terms of this transaction are not less favorable than what would have been obtainable in an arm's length transaction from an unaffiliated third party. In connection with the purchase, the parties also entered into agreements regarding the use of various parking lot areas near their Chicago facilities.

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
10.33
Letter Agreement dated as of February 10, 2003 by and between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the "2002 10-K").
10.34
Letter Agreement dated as of February 10, 2003 by and between the Registrant and Mark S. Beaumont regarding Mr. Beaumont's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.35
Letter Agreement dated as of February 10, 2003 by and between the Registrant and David W. Nichols regarding Mr. Nichols's employment by the Registrant, incorporated herein by reference to the 2002 10-K.

10.36	Amended and Restated Credit Agreement dated as of March 24, 2003 among the Registrant and Bank of America, N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.37
Amended and Restated Security Agreement dated as of March 24, 2003 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.38	LC Credit Agreement dated as of March 24, 2003 between the Registrant and Bank of America, N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.39	Midway Management Bonus Incentive Plan, incorporated herein by reference to the 2002 10-K.
21	Subsidiaries of the Registrant, incorporated herein by reference to the 2002 10-K.
23	Consent of Ernst & Young LLP.
31
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

  (3)
  Current Report on Form 8-K filed February 7, 2003, reporting under Item 5.

  (4)
  Current Report on Form 8-K filed February 21, 2003, reporting under Items 5 and 7.

  (5)
  Amendment No. 1 to Current Report on Form 8-K/A filed September 8, 2003, reporting under Item 5, amending Current Report on Form 8-K originally filed February 21, 2003, reporting under Items 5 and 7.

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

Revenue Recognition

        We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable, and collectibility of the customer receivable is probable. We do not provide any significant customization of software or post contract support. If consumer demand for a product falls below expectations, we may grant price protection to spur further sales. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts. This allowance is based upon management's evaluation of historical experience as well as current industry trends.

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

        The following table illustrates the effect on net loss applicable to common stock if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

		Six-Months Ended December 31,
				Years Ended June 30,
	Year Ended December 31, 2002
		2001	2000	2001	2000
Reported loss applicable to common stock	$(73,618)	$(10,405)	$(12,962)	$(69,335)	$(12,041)
Deduct stock option expense included in reported loss applicable to common stock:	508	208	59	335	156
Add stock option expense determined under the fair value based method for all awards, net of related tax effects, where applicable:	(8,903)	(3,116)	(2,779)	(6,308)	(9,298)

Pro forma net loss applicable to common stock:	$(82,013)	$(13,313)	$(15,682)	$(75,308)	$(21,183)

Basic and diluted loss per share:
As reported:	$(1.61)	$(0.27)	$(0.34)	$(1.84)	$(0.32)
Pro forma:	$(1.80)	$(0.35)	$(0.42)	$(2.00)	$(0.56)

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

NOTE 4: PROPERTY AND EQUIPMENT

Net property and equipment were (in thousands):

	December 31,
	2002	2001
Land and buildings	$3,741	$1,401
Leasehold improvements	7,130	6,435
Furniture, fixtures, equipment and software	39,371	35,641

	50,242	43,477
Less accumulated depreciation	(30,897)	(23,918)

Net property and equipment	$19,345	$19,559

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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of September, 2003.

MIDWAY GAMES INC.
By:	/s/ DAVID F. ZUCKER David F. Zucker President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the "S-1 Registration Statement").
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
10.33
Letter Agreement dated as of February 10, 2003 by and between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the "2002 10-K").
10.34
Letter Agreement dated as of February 10, 2003 by and between the Registrant and Mark S. Beaumont regarding Mr. Beaumont's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.35
Letter Agreement dated as of February 10, 2003 by and between the Registrant and David W. Nichols regarding Mr. Nichols's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.36	Amended and Restated Credit Agreement dated as of March 24, 2003 among the Registrant and Bank of America, N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.37
Amended and Restated Security Agreement dated as of March 24, 2003 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.38	LC Credit Agreement dated as of March 24, 2003 between the Registrant and Bank of America, N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.39	Midway Management Bonus Incentive Plan, incorporated herein by reference to the 2002 10-K.
21	Subsidiaries of the Registrant, incorporated herein by reference to the 2002 10-K.

23	Consent of Ernst & Young LLP.
31
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I
  Item 1. Business.
Risk Factors
PART II
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
PART III
  Item 11. Executive Compensation.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
INDEX TO FINANCIAL INFORMATION
REPORT OF INDEPENDENT AUDITORS
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Changes in Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Year ended December 31, 2002, six-months ended December 31, 2001, and years ended June 30, 2001 and 2000
SIGNATURE
EXHIBIT INDEX