Form 10-Q/A
period 2003-06-30
MIDWAY GAMES INC
filed 2003-09-08
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in this amendment is as of August 14, 2003, the filing date of our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

MIDWAY GAMES INC.

INDEX

		PAGE NO.
Part I. Financial Information:
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets— June 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations— Three and Six-Months Ended June 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows— Six-Months Ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Part II. Other Information:
Item 6.	Exhibits and Reports on Form 8-K	29
Signature		31

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

        The credit facilities prohibited cash dividends on common stock and restricted the repurchase of our capital stock. Accordingly, the credit facilities were amended in May 2003 to allow us to redeem our Series B redeemable convertible preferred stock as discussed in Note 9. The credit facilities also required, among other things, that we maintain a minimum level of stockholders' equity and net worth of $110,000,000. We were not in compliance with this requirement at June 30, 2003 due to a $23,050,000 write-down of capitalized product development costs as discussed in Note 8. This non-compliance resulted in negotiations with our banks, leading to the termination of our line of credit facility, and a reduced continued availability under the letter of credit facility through December 15, 2003. The banks agreed to forebear from exercising any rights they might have as a result of the non-compliance until February 15, 2004. Our outstanding letters of credit under our letter of credit facility were required by our banks, since March 2003, to be cash collateralized, and our banks agreed to continue the letter of credit facility with all letters of credit required to be fully cash collateralized. If we do not comply with the other covenants contained in the line of credit facility, or fail to maintain a minimum level of liquidity of $5,000,000, and a minimum level of shareholders' equity and net worth of $65,000,000, or fail to obtain a new financing commitment of at least $15,000,000 by December 15, 2003, the banks may cancel the letter of credit facility and realize upon the collateral. The letter of credit facility is used in connection with manufacturing costs and royalty fee payments that we make to one of our manufacturers. If we were to not maintain compliance with our letter of credit facility, we would likely be required to pay cash in advance for such purchases. In addition, credit extended to us by other vendors might be affected. We are actively exploring other financing alternatives.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

        This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "seek," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers and other risks more fully described under "Item 1. Business—Risk Factors" in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002, and in our more recent reports filed with or furnished to the SEC.

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

        In March 2003, we amended our credit facilities to modify credit availability and maturity. Our credit facilities provided for revolving line of credit and letter of credit facilities. The letter of credit facility provides for the availability of $15,000,000. Individual letters of credit are collateralized with cash or cash equivalents on deposit. Letters of credit outstanding were $300,000 and $541,000 at June 30, 2003 and December 31, 2002, respectively. Substantially all of our assets are pledged as collateral under the credit facilities. The credit facilities prohibited cash dividends on common stock and restricted the repurchase of our capital stock. Accordingly, the credit facilities were amended in May 2003 to allow us to redeem our Series B redeemable convertible preferred stock during the second quarter of 2003. The credit facilities also required, among other things, that we maintain a minimum level of stockholders' equity and net worth of $110,000,000. We were not in compliance with this requirement at June 30, 2003, due to a $23,050,000 write-down of capitalized product development costs related to games in development for which sales forecasts have been lowered and the cancellation of one previously unannounced game. This non-compliance resulted in negotiations with our banks, leading to the termination of our line of credit facility, and a reduced continued availability under the letter of credit facility through December 15, 2003. The banks agreed to forebear from exercising any rights they might have as a result of the non-compliance until February 15, 2004. Our outstanding letters of credit under our letter of credit facility were required by our banks, since March 2003, to be cash collateralized, and our banks agreed to continue the letter of credit facility with all letters of credit required to be fully cash collateralized. If we do not comply with the other covenants contained in the line of credit facility, or fail to maintain a minimum level of liquidity of $5,000,000, and a minimum level of shareholders' equity and net worth of $65,000,000, or fail to obtain a new financing commitment of at least $15,000,000 by December 15, 2003, the banks may cancel the letter of credit facility and realize upon the collateral. The letter of credit facility is used in connection with manufacturing costs and royalty fee payments that we make to one of our manufacturers. If we were to not maintain compliance with our letter of credit facility, we would likely be required to pay cash in advance for such purchases. In addition, credit extended to us by other vendors might be affected. We are actively exploring other financing alternatives.

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

        Net cash used in operating activities was $695,000 for the six months ended June 30, 2003, compared to $22,693,000 in the six months ended June 30, 2002. The current period net loss of $64,137,000 was offset by reductions in accounts receivable of $44,779,000, inventories of $6,348,000, and capitalized product development costs of $13,483,000. The reduction in the net cash used in operating activities between the two periods relates to higher levels of cash receipts from higher levels of accounts receivable, lower levels of inventory and a reduction in gross research and development spending compared to the prior period. Accounts receivables, net of allowances, were $54,265,000 at December 31, 2002 compared to $23,572,000 at December 31, 2001, resulting in higher levels of cash receipts during the current period compared to the prior period. This increase relates to the November 2002 release of the latest sequel in our highly successful Mortal Kombat franchise. Since the game was released in the latter half of November 2002, a significant portion of the cash receipts occurred during the six-months ended June 30, 2003. There were no significant unreserved amounts with any major customers or classes of customers at June 30, 2003. Inventory levels have decreased from $9,313,000 at December 31, 2002 to $3,193,000 at June 30, 2003. The December 31, 2002 balance is higher than the December 31, 2001 balance due to slower-moving products which we subsequently sold in 2003. In addition, the June 30, 2003 inventory balance is lower than the June 30, 2002 balance due to our release of only one videogame in the quarter ended June 30, 2003 as compared to nine videogames in the quarter ended June 30, 2002. Finally, the reduction in capitalized product development costs was a result of our $23,050,000 writedown of product development costs associated with our abandonment of titles. We have witnessed a trend where retailers tend to limit their buying to the titles that show the greatest potential for success. We have made a decision to focus research and development spending on fewer projects of a higher quality. Accordingly, we have reduced our staffing level of product development employees and cancelled certain games due to our judgment on their prospects. The cash effects of the prior period net loss of $17,631,000 include an increase in capitalized product development costs of $17,063,000 associated with development of new games for the new generation plaftorms, offset by income tax refunds of $10,100,000. The increase in capitalized product development costs was due to investment in several games in production for release after June 30, 2002.

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

        No significant changes since December 31, 2002.

Part II—Other Information

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
3.5
Certificate Eliminating Reference to a Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 28, 2003, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 filed with the SEC on August 14, 2003 (the "June 2003 10-Q").
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the June 2003 10-Q.
3.7	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the June 2003 10-Q.
4.1	Form of Warrants to purchase common stock of Midway Games Inc. issued to certain investors, incorporated herein by reference to the 5/19/03 8-K.
4.2	Second Amended and Restated Rights Agreement dated as of May 16, 2003 between Midway Games Inc. and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/19/03 8-K.
4.3	Amendment and Waiver dated as of May 16, 2003 among Midway Games Inc., Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the 5/19/03 8-K.
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

  (6)
  Current Report on Form 8-K filed July 30, 2003, reporting under Items 5 and 7.

  (7)
  Current Report on Form 8-K filed August 1, 2003, reporting under Items 7 and 12.

  (8)
  Amendment No. 1 to Current Report on Form 8-K/A filed September 8, 2003, reporting under Item 5, amending Current Report on Form 8-K originally filed April 30, 2003, reporting under Items 5 and 7.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

Dated: September 8, 2003	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President—Chief Financial Officer Principal Financial and Chief Accounting Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
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
3.5
Certificate Eliminating Reference to a Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 28, 2003, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 filed with the SEC on August 14, 2003 (the "June 2003 10-Q").
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the June 2003 10-Q.
3.7	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the June 2003 10-Q.
4.1	Form of Warrants to purchase common stock of Midway Games Inc. issued to certain investors, incorporated herein by reference to the 5/19/03 8-K.
4.2	Second Amended and Restated Rights Agreement dated as of May 16, 2003 between Midway Games Inc. and The Bank of New York, as Rights Agent, incorporated herein by reference to the 5/19/03 8-K.
4.3	Amendment and Waiver dated as of May 16, 2003 among Midway Games Inc., Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the 5/19/03 8-K.
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

EXPLANATORY NOTE
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
Part II—Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signature
EXHIBIT INDEX