Form 10-Q
period 2003-09-30
MIDWAY GAMES INC
filed 2003-11-13
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 001-12367

MIDWAY GAMES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2906244 (I.R.S. Employer Identification No.)
2704 W. Roscoe Street, Chicago, IL (Address of Principal Executive Offices)	60618 (Zip Code)
(773) 961-2222 Registrant's telephone number, including area code

        Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check X whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,912,196 shares of common stock, $0.01 par value, were outstanding at November 7, 2003, excluding 2,930,000 shares held as treasury shares.

MIDWAY GAMES INC.

INDEX

Part I—Financial Information

Item 1—Financial Statements

MIDWAY GAMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,278	$48,983
Receivables, less allowances of $7,700 at September 30, 2003 and $12,909 at December 31, 2002	7,865	54,265
Inventories	3,700	9,313
Capitalized product development costs	15,498	24,567
Other current assets	7,688	4,292

Total current assets	78,029	141,420
Capitalized product development costs	2,531	4,194
Property and equipment, net	15,055	19,345
Goodwill	33,464	33,464
Other assets	1,801	2,977

Total assets	$130,880	$201,400

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,344	$10,410
Accrued compensation and related benefits	4,845	6,518
Accrued royalties	3,565	8,840
Other accrued liabilities	12,413	15,015

Total current liabilities	27,167	40,783
Deferred income taxes	5,132	4,147
Other noncurrent liabilities	13,312	3,932
Redeemable convertible preferred stock, Series B, $0.01 par value, 5,512.5 shares authorized and designated, 1,312.5 shares issued at December 31, 2002, redeemable at $13,125	—	12,571
Redeemable convertible preferred stock, Series C, $0.01 par value, 4,750 shares authorized and designated, 3,500 shares issued at September 30, 2003, redeemable at $35,000	32,269	—
Stockholders' equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated at September 30, 2003 and 4,994,487.5 shares authorized and undesignated at December 31, 2002	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued: 49,524,310 at September 30, 2003 and 49,399,310 at December 31, 2002	495	494
Additional paid-in capital	222,113	221,074
Accumulated deficit	(142,904)	(55,440)
Translation adjustment	(595)	(436)
Deferred compensation	(384)	—
Treasury stock, at cost, 2,930,000 shares at September 30, 2003 and December 31, 2002	(25,725)	(25,725)

Total stockholders' equity	53,000	139,967

Total liabilities and stockholders' equity	$130,880	$201,400

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002
Revenues
Home video	$11,618	$51,918	$62,425	$110,256
Coin-operated video	—	703	—	1,445

Total revenues	11,618	52,621	62,425	111,701
Cost of sales
Home video—product costs and distribution	7,924	19,845	32,895	40,956
Home video—royalties and product development	9,977	20,411	46,453	40,401

Home video—total cost of sales	17,901	40,256	79,348	81,357
Coin-operated video	—	179	—	613

Total cost of sales	17,901	40,435	79,348	81,970

Gross profit (loss)	(6,283)	12,186	(16,923)	29,731
Research and development expense	4,513	7,245	15,603	20,140
Selling and marketing expense	8,455	12,817	22,498	26,445
Administrative expense	4,014	4,617	23,955	13,561
Restructuring and other charges	180	—	9,058	1,210

Operating loss	(23,445)	(12,493)	(88,037)	(31,625)
Interest income and other expense, net	444	967	1,509	2,468

Loss before tax	(23,001)	(11,526)	(86,528)	(29,157)
Provision for income taxes	326	—	936	—

Net loss	(23,327)	(11,526)	(87,464)	(29,157)
Preferred stock dividends:
Distributed	508	137	954	1,024
Imputed	265	150	951	18,484

Loss applicable to common stock	$(24,100)	$(11,813)	$(89,369)	$(48,665)

Basic and diluted loss per share of common stock	$(0.52)	$(0.25)	$(1.92)	$(1.07)

Average number of shares outstanding	46,469	46,495	46,469	45,289

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine-Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(87,464)	$(29,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,706	5,850
Receivables provision	10,819	14,224
Amortization of capitalized product development costs	45,233	28,000
Deferred income taxes	985	—
Stock compensation expense	384	411
Loss on disposal of property and equipment	109	228
Increase (decrease) resulting from changes in operating assets and liabilities	(210)	(64,402)

Net cash used in operating activities	(24,438)	(44,846)
Investing activities:
Purchases of property and equipment	(1,513)	(7,671)
Net change in short-term investments	—	41,000

Net cash provided by (used in) investing activities	(1,513)	33,329
Financing activities:
Net proceeds from sale of Series C preferred stock and warrants	34,050	—
Redemption of Series B preferred stock	(13,125)	—
Cash dividend on preferred stock	(580)	(1,325)
Cash received on exercise of common stock options	—	232
Purchase of treasury stock	—	(9,622)

Net cash provided by (used in) financing activities	20,345	(10,715)

Effect of exchange rate changes on cash	(99)	79

Decrease in cash and cash equivalents	(5,705)	(22,153)
Cash and cash equivalents at beginning of period	48,983	86,882

Cash and cash equivalents at end of period	$43,278	$64,729

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Financial Statements

        The accompanying unaudited condensed consolidated financial statements of Midway Games Inc. (the "Company," "we" or "Midway") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and nine-months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

2.    Revenue Recognition

        We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable and collectibility of the customer receivable is probable. We do not provide any significant customization of software or post contract support. If consumer demand for a product falls below expectations, we may grant price protection to spur further sales. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts. This allowance is based upon management's evaluation of historical experience as well as current industry trends.

        Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and we fulfill our obligations, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenues are earned.

3.    New Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. We adopted the provisions of SFAS No. 150 during the current period and accounted for the transactions described in Note 9 applying those provisions.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. We adopted FIN 46 during the current period with no impact to our consolidated financial statements.

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 effective January 1, 2003 as disclosed in Note 12.

4.    Inventories

        Inventories consist of finished goods at September 30, 2003 and December 31, 2002 and are valued at the lower of cost (determined by the first-in, first-out method) or market.

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

        The following table illustrates the effect on the net loss applicable to common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002
Reported loss applicable to common stock	$(24,100)	$(11,813)	$(89,369)	$(48,665)
Deduct stock option expense included in reported loss applicable to common stock	77	115	322	411
Add stock option expense determined under the fair value based method for all awards	(3,916)	(2,104)	(11,732)	(6,605)

Pro forma loss applicable to common stock	$(27,939)	$(13,802)	$(100,779)	$(54,859)

Basic and diluted loss per share:
As reported	$(0.52)	$(0.25)	$(1.92)	$(1.07)
Pro forma	$(0.60)	$(0.30)	$(2.17)	$(1.21)

6.    Earnings Per Share

        The following securities exercisable for or convertible into shares of common stock were outstanding on September 30, 2003 and 2002 (in thousands):

	September 30,
Type
	2003	2002
Stock options	10,740	9,187
Warrants	2,870	1,729
Contingent shares	1,332	608
Redeemable convertible preferred stock, Series B	—	1,238
Redeemable convertible preferred stock, Series C	7,609	—

Total common stock equivalents	22,551	12,762

        The calculation of loss per share for the three and nine-months ended September 30, 2003 and 2002 did not include the effect of either the stock options, warrants, contingent shares or convertible preferred stock because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the three and nine-months ended September 30, 2003 and 2002 were used in their respective calculations of earnings per share.

        Subsequent to September 30, 2003, we completed a private placement of 9,317,886 shares of our common stock. See Note 16 for further discussion. In accordance with a Stock Option Agreement dated May 6, 2003 between Midway Games Inc. and David Zucker, our President and Chief Executive Officer, Mr. Zucker received 300,968 stock options as a result of the private placement. The Stock Option Agreement awards Mr. Zucker additional options (up to an aggregate 2,250,000) when and if we issue shares of common stock prior to May 6, 2005. These amounts have not been reflected in the table above.

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

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized software is amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. Included in the amortization amounts are writedowns of capitalized costs associated with videogames for which we lowered our sales forecasts for games in development and cancelled development of previously unannounced games in accordance with SFAS No. 86. In addition, during the first quarter of 2003, we recorded an impairment charge for capitalized product development costs in the restructuring and other charges line item of our consolidated statement of operations. See Note 12.

        The following table reconciles the beginning and ending capitalized product development cost balances for the three and nine-months ended September 30, 2003 (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2002	2003	2002
Beginning balance	$15,278	$39,506	$28,761	$19,973
Additions	12,136	16,508	34,501	49,774
Amortization, including writedowns	(9,385)	(14,267)	(41,558)	(28,000)
Restructuring charge	—	—	(3,675)	—

Ending balance	$18,029	$41,747	$18,029	$41,747

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

        Subsequent to September 30, 2003, we entered into an agreement whereby the shares of the Series C redeemable convertible preferred stock, along with the associated warrants and an option to purchase additional Series C preferred shares, were exchanged for shares of Series D redeemable convertible preferred stock, along with associated warrants and an option to purchase additional Series D preferred shares. As a result of this exchange, the Series C preferred shares and related warrants were cancelled and are no longer outstanding. With the exception of the conversion and exercise prices, the Series D and related securities have terms similar to the terms the Series C and related securities had. See Note 16.

        The 3,500 shares of Series C preferred stock had a stated value of $10,000 per share and provided for a dividend of 5.75% payable quarterly in cash. The Series C preferred stock had a mandatory redemption or conversion date of March 15, 2006 at the stated value of $10,000 per share plus any accrued and unpaid dividends. Shares of the initial Series C preferred stock were convertible into the Company's common stock at $4.60 per share of common stock at any time on or prior to maturity.

        The securities purchase agreement for the Series C preferred stock granted the initial purchasers an option to acquire 1,250 additional shares of Series C preferred stock at $10,000 per share. The option to purchase additional shares of Series C preferred stock was exercisable until May 2004. The additional shares of Series C preferred stock had the same provisions, including those relating to conversion and redemption, as the initial shares of Series C preferred stock except that the conversion price for the additional shares of Series C preferred stock was $5.05 per share of common stock.

        During the six-month period from September 15, 2005 to the March 15, 2006 maturity date, we had a right to require the holders of the remaining shares of Series C preferred stock to convert some or all of those shares into the Company's common stock. Such right would have been triggered only if the weighted average price of our common stock for thirty consecutive trading days immediately prior to our election to require conversion were at or above $7.48 with respect to any of the initial 3,500 shares of Series C preferred stock being converted and at or above $8.21 with respect to any of the additional 1,250 shares of Series C preferred stock being converted.

        We had the right to elect to redeem all or part of the Series C preferred stock in cash or by converting all or a part of the shares of Series C preferred stock into common stock at the arithmetic average of the weighted average price of our common stock on each trading day during the 120 trading days prior to the maturity date. The election to redeem or convert the shares of Series C preferred stock had to be made by us on or before the 125th trading day prior to the maturity date of March 15, 2006. If no election were made, we would have been deemed to have elected to convert the shares of Series C preferred stock. If we had elected to convert any shares of Series C preferred stock at maturity, then a minimum common share price would have been established equal to 50% of the closing bid price of the common stock on the 126th trading day before the maturity date. For each trading day during the 120 trading days preceding the maturity date that the average closing bid price of the common stock were less than the established minimum common share price, then we would have been required to use cash to redeem 1/120 of the shares of Series C preferred stock that we had elected to redeem using common stock.

        The holders of the outstanding shares of Series C preferred stock had the right to put to us their shares of Series C preferred stock at 125% of the stated value in the event of a change in control or up to 120% of the stated value upon the occurrence of a default under the certificate of designations for the Series C preferred stock. For these purposes, a change in control was any sale of all or substantially all of our assets or stock or any business combination such as a merger with another company if following such sale or other transaction, the holders of our common stock did not have sufficient voting power to elect a majority of the members of the board of directors of the purchaser or surviving entity. If we had announced a business transaction in which the holders of our common stock would receive cash in exchange for their shares of common stock, then we would have had the right to require that all, but not less than all, of the outstanding shares of Series C preferred stock be redeemed for 135% of the stated value if the cash transaction occurred prior to May 15, 2004, 130% of the stated value if the cash transaction occurred from May 15, 2004 through May 14, 2005 and 125% of the stated value if the cash transaction occurred from May 15, 2005 through May 15, 2006.

        Defaults under the certificate of designations for the Series C preferred stock included:

  •
  the failure of any required registration statement to be declared effective on or prior to the expiration of sixty (60) days after the deadline set in the registration rights agreement between us and the initial purchasers;

  •
  while any registration statement was required to be maintained effective under the terms of the registration rights agreement, if the effectiveness of the registration statement were to lapse for any reason or were otherwise unavailable to a holder of shares of Series C preferred stock for more than five (5) consecutive trading days beyond any applicable grace periods;

  •
  if our common stock were to be suspended from trading or ceased to be listed on the NYSE or the NASDAQ National Market for a period of five (5) consecutive trading days or for more than ten (10) trading days in any 365-day period;

  •
  if we were to give notice to our transfer agent or otherwise announce at any time our intention not to comply, as required, with a request for conversion of any shares of Series C preferred stock;

  •
  if we were to fail to deliver the requisite shares of common stock to any holder upon conversion of shares of Series C preferred stock for a period of ten (10) business days;

  •
  if we were unable to issue shares of our common stock upon conversion of any shares of Series C preferred stock tendered for conversion after October 31, 2003 because our stockholders had not approved the issuance of these shares under the NYSE rules; or

  •
  if we were to breach any representation, warranty, covenant or other term or condition of the purchase agreement with respect to the sale of the Series C preferred stock or any other document entered into in connection with that transaction except if the breach would not have a material adverse effect on us and could not be cured within at least five (5) business days after our receipt of notice from any holder of Series C preferred stock of the existence of the breach.

        The terms of the Series C preferred stock prohibited the payment of cash dividends on the Company's common stock without written consent of the holders of 80% of the outstanding shares of Series C preferred stock. If cash dividends were paid, the holders of Series C preferred stock would also receive dividends as if the shares of Series C preferred stock had been converted into our common stock. The warrants issued to the purchasers of Series C preferred stock in the May 2003 sale had three-year terms and could have been exercised to purchase 1,141,000 shares of the Company's common stock at an exercise price of $4.60 per share.

        The determination of the amount included in the September 30, 2003 condensed consolidated balance sheet for Series C redeemable convertible preferred stock is as follows (in thousands):

Proceeds from May 2003 issuance	$35,000
Cash issuance cost	(950)

Net proceeds	34,050
Amounts allocated to (included in additional paid-in capital):
Warrants issued to investors	(927)
Option to purchase additional preferred shares	(1,251)

(2,178)

Amount allocated to preferred stock	31,872
Imputed dividend charged to additional paid-in capital through September 30, 2003	397

Amount in September 30, 2003 condensed consolidated balance sheet	$32,269

        The difference between the $35,000,000 redemption value and the initial $31,872,000 carrying amount of the shares of Series C preferred stock was being amortized through the balance sheet date as an imputed dividend on the Series C preferred stock until the maturity date of March 15, 2006 and charged to stockholders' equity.

10.    Income Taxes

        We are required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are thus reported as the net deferred tax liability on the condensed consolidated balance sheet. We will be required to provide a valuation allowance in future periods should losses occur. To the extent an indefinite-lived deferred tax liability increases in future periods, expense will be recognized. The valuation allowance will be reversed into income in future periods if and when we return to profitability. This valuation allowance increased in the three and nine-months ended September 30, 2003 by $7,208,000 and $33,029,000 and in the three and nine-months ended September 30, 2002 by $4,503,000 and $11,436,000, respectively.

11.    Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $23,379,000 and $87,623,000 for the three and nine-months ended September 30, 2003 and $11,589,000 and $29,337,000 for the three and nine-months ended September 30, 2002, respectively.

12.    Restructuring

        We have implemented several restructuring plans over recent years.

Consolidation of California Product Development and Marketing Functions

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

        In June 2003, we decided that rather than just reducing the size of the Milpitas operation, it was necessary to consolidate almost all of its operations into existing facilities in San Diego and Chicago. The announcement of this decision involved communicating the plan of termination to an additional 21 employees, primarily marketing employees.

        The total number of employees expected to be terminated is 156, of which 140 have been terminated as of September 30, 2003. The expected annual savings for this consolidation associated with employees terminated are approximately $10,500,000 related to research and development expense and $1,200,000 related to selling and marketing expense.

Consolidation of Administrative Facilities

        In January 2002, we decided to consolidate administrative operations previously located in Corsicana, Texas with our existing operations in Chicago and Milpitas. Restructuring costs incurred include severance for terminated employees, charges for operating lease space for which we received no future economic benefit, fixed asset disposals and various other charges. The total number of employees terminated was 24, all of whom were terminated by December 31, 2002. The consolidation of administrative operations is not expected to generate future cost savings. It is expected to result in management decisions that are faster and of a higher quality as a result of increased communications and coordination between various administrative departments due to centralized locations of these functions.

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

        With respect to the restructuring plans discussed above, we have incurred and anticipate incurring the following aggregate amounts which have been reflected in the restructuring and other charges line item within operations (in thousands):

	Impairment of Capitalized Product Development Costs	Severance Costs	Lease and Long-Term Commitments and Other Costs	Fixed Asset Disposals	Total
Anticipated total expense to be incurred, including cumulative amount expensed for all periods through September 30, 2003	$13,956	$6,201	$3,783	$3,356	$27,296
Cumulative amount expensed for all periods through September 30, 2003	13,956	6,113	3,280	3,356	26,705

Anticipated future expenses as of September 30, 2003	$—	$88	$503	$—	$591

        We expect to incur the majority of the remaining $591,000 of additional costs, related to the consolidation of the California product development and marketing functions, prior to the end of 2003. We have not yet recorded a liability associated with the remaining costs since the anticipated charges did not meet the recognition criteria in accordance with SFAS No. 146 as of September 30, 2003.

        A reconciliation of the December 31, 2002 and September 30, 2003 liability balances arising from these restructuring activities are summarized as follows (in thousands):

	Impairment of Capitalized Product Development Costs	Severance Costs	Lease and Long-Term Commitments and Other Costs	Fixed Asset Disposals	Total
Balances at December 31, 2002	$—	$900	$642	$—	$1,542
Provision	4,696	2,004	(73)	—	6,627
Usage/payouts	(4,696)	(1,601)	(60)	—	(6,357)

Balances at March 31, 2003	—	1,303	509	—	1,812

Provision	302	593	1,315	41	2,251
Usage/payouts	(302)	(617)	(149)	(41)	(1,109)

Balances at June 30, 2003	—	1,279	1,675	—	2,954

Provision	—	250	(110)	40	180
Usage/payouts	—	(485)	(170)	(40)	(695)

Balances at September 30, 2003	$—	$1,044	$1,395	$—	$2,439

        Accrued severance costs are included with accrued compensation and related benefits on the balance sheet. Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the balance sheet, depending on the nature of the underlying liability.

13.    Credit Facilities

        In March 2003, we amended our credit facilities to modify credit availability and maturity. Our credit facilities provided for revolving line of credit and letter of credit facilities. The line of credit facility is no longer outstanding as described below. The letter of credit facility provides for the availability of $15,000,000 of letters of credit. Individual letters of credit are collateralized with cash or cash equivalents on deposit. There were no letters of credit outstanding at September 30, 2003 and $541,000 outstanding at December 31, 2002.

        The credit facilities prohibited cash dividends on common stock and restricted the repurchase of our capital stock. Accordingly, the credit facilities were amended in May 2003 to allow us to redeem our Series B redeemable convertible preferred stock as discussed in Note 9. The credit facilities also required, among other things, that we maintain a minimum level of consolidated net worth, defined as shareholders' equity, excluding extraordinary gains, plus the aggregate book value of the preferred stock, of $110,000,000. We were not in compliance with this requirement at June 30, 2003, due to a writedown of capitalized product development costs totaling $23,050,000 during the second quarter of 2003. This non-compliance resulted in negotiations with our banks, leading to the termination of our line of credit facility, and continued availability under the letter of credit facility through December 15, 2003. The banks agreed to forebear from exercising any rights they might have as a result of the non-compliance until February 15, 2004. Our outstanding letters of credit under our letter of credit facility were required by our banks, since March 2003, to be cash collateralized, and our banks agreed to continue the letter of credit facility with all letters of credit required to be fully cash collateralized. If we do not comply with the other covenants contained in the line of credit facility, or fail to maintain a minimum level of non-restricted and unencumbered cash and cash equivalents of $5,000,000, and a minimum level of consolidated net worth, defined as shareholders' equity, excluding extraordinary gains, plus the aggregate book value of the preferred stock, of $65,000,000, or fail to obtain a new financing commitment of at least $15,000,000 by December 15, 2003, the banks may cancel the letter of credit facility and, if there are any outstanding letters of credit at that date, realize upon the cash collateral. The letter of credit facility is used in connection with manufacturing costs and royalty fee payments that we make to one of our manufacturers. If we were to not maintain compliance with our letter of credit facility, we would likely be required to pay cash in advance for such purchases. In addition, credit extended to us by other vendors might be affected. We are actively exploring other financing alternatives.

14.    Significant Transactions

        During May 2003, David F. Zucker succeeded Neil D. Nicastro as the Company's chief executive officer and president. Mr. Nicastro will continue to serve as the chairman of our board of directors. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered. During May 2003, we entered into a severance agreement with Mr. Nicastro. Administrative expenses include $9,459,000 of severance charges incurred for the nine-months ended September 30, 2003 related to the severance agreement with Mr. Nicastro. The severance agreement includes a $4,000,000 cash payment made to Mr. Nicastro during the second quarter of 2003, a $1,963,460 note payable to Mr. Nicastro due in May 2006 earning interest at 5% per annum with interest payments due quarterly and 607,846 shares of our common stock that Mr. Nicastro will receive in equal monthly issuances of 16,884 common shares from May 2006 to April 2009. The note payable is convertible at Mr. Nicastro's election during April 2006 into our common stock at the conversion price of $3.28 per share and is included in other noncurrent liabilities on our condensed consolidated balance sheet. In addition, the note payable to Mr. Nicastro may become immediately due in shares of our common stock and any of the 607,846 shares not yet issued to Mr. Nicastro may become immediately due to him if for any consecutive 30 trading days during the 35 months following May 6, 2003 the weighted average price of our common stock is at least $10.00 for the acceleration of the note payable and $7.50 for acceleration of the delivery of the 607,846 shares. Conversion of the note payable into shares of our common stock could result in the issuance of up to 599,259 shares of our common stock. The shares of common stock and the conversion features of the note payable resulted in a charge of $3,386,000 during the nine-months ended September 30, 2003. We also surrendered certain life insurance policies for their cash value and paid a portion of the proceeds to Mr. Nicastro, which resulted in a charge of $110,000 during the nine-months ended September 30, 2003.

15.    Related Party Transactions

        On August 12, 2003, we received $4,000,000 from WMS Industries Inc. ("WMS"), our former parent company, pursuant to a settlement agreement dated August 11, 2003, relating to tax sharing and separation agreements between the two companies. Under the tax sharing and separation agreements, we are required to reimburse WMS for the majority of this balance under certain circumstances related to our use of our net operating loss carryforwards or if there is a change in control of Midway, as defined by the agreements. Accordingly, we have recorded approximately $3,700,000 of this amount as a liability, which is reflected in other noncurrent liabilities on our condensed consolidated balance sheet.

        See also Note 16.

16.    Subsequent Events

Series C and Series D Redeemable Convertible Preferred Stocks

        On October 14, 2003, we entered into agreements with the holders of our outstanding shares of Series C redeemable convertible preferred stock (stated value $10,000 per share) and related warrants originally issued in May 2003. Pursuant to those agreements, we designated 4,750 shares of Series D redeemable convertible preferred stock (stated value $10,000 per share) and issued an aggregate of

3,500 shares of Series D preferred stock in an exchange for an equal number of shares of outstanding Series C preferred stock. The holders of such shares also had a one-year right to acquire an additional 1,250 shares of Series C preferred stock which rights were exchanged for the right to acquire an additional 1,250 shares of the newly created Series D preferred stock until May 2004. The initial 3,500 shares of Series D preferred stock are convertible into our common stock at the rate of $3.65 per share of common stock as compared with $4.60 per share of common stock for the Series C preferred stock. The additional 1,250 shares of Series D preferred stock, if issued, will be convertible into our common stock at the rate of $4.00 per share of common stock as compared with $5.05 per share for the Series C preferred stock.

        The warrants issued in May 2003 in connection with the original issuance of the Series C preferred stock, exercisable for an aggregate of 1,141,000 shares of our common stock at a purchase price of $4.60 per share, were surrendered and exchanged for new warrants to purchase an aggregate of 1,141,000 shares of our common stock at a purchase price of $3.75 per share. The warrants expire on May 16, 2006.

        In connection with this transaction, the holders of the warrants to purchase an aggregate of 1,050,000 shares of our common stock at an exercise price of $9.33 per share, which were originally issued in May 2001, waived anti-dilution adjustment provisions under the warrants by reason of the issuance of the 9,317,886 shares of our common stock in the private placement described below.

        The Series D preferred stock carries a cumulative dividend on the stated value of $10,000 per share, payable at a rate of 5.75% per annum, and will be reduced to 4.75% per annum if, in any year, we have consolidated annual revenues in excess of $130 million and the amount of loss per share does not exceed $0.25 per share. Dividends may be paid in cash or, subject to stockholders' approval, at our option in registered shares of our common stock, provided that the weighted average price of our common stock is $2.00 or more for the eight business days prior to the dividend date. The number of shares to be issued in payment of a dividend will be determined by dividing the dividend to be paid by 97.5% of the arithmetic average of the weighted average price of our common stock over the five consecutive trading days prior to the dividend date. Dividends are payable quarterly in arrears on the first day of each April, July, October and January. The dividend accrues daily.

        During the nine month period from June 15, 2005 to the March 15, 2006 maturity date, we may have the right to require the holders of the remaining shares of Series D preferred stock to convert some or all of those shares into the Company's common stock. Such right will be triggered only if the weighted average price of our common stock for 15 trading days in a twenty consecutive trading day period immediately prior to our election to require conversion is at or above $6.00 with respect to any of the initial 3,500 shares of Series D preferred stock being converted and at or above $7.00 with respect to any of the additional 1,250 shares of Series D preferred stock being converted.

        We may elect to redeem all or part of the Series D preferred stock in cash or by converting all or a part of the shares of Series D preferred stock into common stock at the arithmetic average of the weighted average price of our common stock on each trading day during the 120 trading days prior to the maturity date. The election to redeem or convert the shares of Series D preferred stock must be made by us on or before the 125th trading day prior to the maturity date of March 15, 2006. If no election is made, we will be deemed to have elected to convert the shares of Series D preferred stock. If we have elected to convert any shares of Series D preferred stock at maturity, then a minimum common share price is established equal to 50% of the closing bid price of the common stock on the 126th trading day before the maturity date. For each trading day during the 120 trading days preceding the maturity date that the average closing bid price of the common stock is less than the established minimum common share price, then we will be required to use cash to redeem 1/120 of the shares of Series D preferred stock that we had elected to redeem using common stock.

        The holders of the outstanding shares of Series D preferred stock have the right to put to us their shares of Series D preferred stock (or so much of the shares as are affected) at 125% of the stated value in the event of a change in control or up to 120% of the stated value upon the occurrence of a default under the certificate of designations for the Series D preferred stock. For these purposes, a change in control is any sale of all or substantially all of our assets or stock or any business combination such as a merger with another company if following such sale or other transaction, the holders of our common stock do not have sufficient voting power to elect a majority of the members of the board of directors of the purchaser or surviving entity. If we announce a business transaction in which the holders of our common stock will receive cash in exchange for their shares of common stock, then we have the right to require that all, but not less than all, of the outstanding shares of Series D preferred stock be redeemed for 135% of the stated value if the cash transaction occurs prior to May 15, 2004, 130% of the stated value if the cash transaction occurs from May 15, 2004 through May 14, 2005 and 125% of the stated value if the cash transaction occurs from May 15, 2005 through May 15, 2006.

        Defaults under the certificate of designations for the Series D preferred stock include:

  •
  the failure of a registration statement to be declared effective on or prior to the expiration of sixty (60) days after February 11, 2004, the deadline set in the registration rights agreement between us and the initial purchasers;

  •
  while any registration statement is required to be maintained effective under the terms of the registration rights agreement, if the effectiveness of the registration statement lapses for any reason or is otherwise unavailable to a holder of shares of Series D preferred stock for more than five (5) consecutive trading days beyond any applicable grace periods;

  •
  if our common stock is suspended from trading or ceases to be listed on the NYSE, the NASDAQ National Market, the American Stock Exchange or The Nasdaq SmallCap Market for a period of five (5) consecutive trading days or for more than ten (10) trading days in any 365-day period;

  •
  if we give notice to our transfer agent or otherwise announce at any time our intention not to comply, as required, with a request for conversion of any shares of Series D preferred stock;

  •
  if we fail to deliver the requisite shares of common stock to any holder upon conversion of shares of Series D preferred stock for a period of ten (10) business days;

  •
  if we are unable to issue shares of our common stock upon conversion of any shares of Series D preferred stock tendered for conversion after December 15, 2003 because our stockholders have not approved the issuance of these shares under the NYSE rules; or

  •
  if we breach any representation, warranty, covenant or other term or condition of the purchase agreement with respect to the sale of the Series D preferred stock or any other document entered into in connection with that transaction except if the breach would not have a material adverse effect on us and is not or cannot be cured within at least five (5) business days after our receipt of notice from any holder of Series D preferred stock of the existence of the breach.

        The total number of shares of common stock which may be issued if all of the shares of Series D preferred stock (including the 1,250 additional shares) and the related warrants were converted and exercised and any dividends are paid in shares of our common stock would exceed 20% of the outstanding shares of common stock on the date the initial shares of Series D preferred stock were issued. Under the rules of the NYSE, we are required to obtain the approval of our stockholders for the issuance of 20% or more of our outstanding shares, and we intend to seek the approval of our stockholders for the Series D preferred stock transaction. Under the terms of the Series D preferred stock, we are not required to issue shares of our common stock in violation of the NYSE rules.

However, if stockholder approval is not obtained by December 15, 2003 and we are not permitted to issue shares to a holder of Series D preferred stock upon a request for conversion, then we are required to redeem for cash the shares of Series D preferred stock which cannot be converted at a redemption price equal to the greater of (a) 120% of the stated value and (b) the value of the number of shares of common stock that can't be issued at the closing price of our common stock. In addition, if we fail to hold a meeting of our stockholders for the purpose of soliciting stockholder approval of the issuance of all of the shares of common stock upon conversion of the Series D preferred stock and exercise of the warrants by December 15, 2003, then we are required to pay each holder of Series D preferred stock $200 per month per share of Series D preferred stock, prorated for any portion of a month, until the meeting of stockholders is held.

        We are required to register the shares of common stock issuable upon conversion of the initial 3,500 shares of Series D preferred stock and exercise of the related warrants under the Securities Act of 1933, as amended, no later than February 11, 2004. If the registration statement with respect to those shares has not become effective by that date, then we are required to pay in cash for each share of Series D preferred stock an amount equal to the product of (a) $10,000 multiplied by (b) the sum of (i) .015 plus (ii) the product of .0005 times the number of days beyond February 11, 2004 that the registration statement is not declared effective.

        The terms of the Series D preferred stock prohibit the payment of cash dividends on the Company's common stock without written consent of the holders of 80% of the outstanding shares of Series D preferred stock. If cash dividends are paid, the holders of Series D preferred stock will also receive dividends as if the shares of Series D preferred stock had been converted into our common stock.

        The Series D preferred stock and related warrants and purchase rights will be reflected as an exchange of such securities rather than a cancellation of the Series C preferred stock and related warrants and purchase rights and the issuance of the Series D preferred stock and related warrants and purchase rights.

Common Stock Private Placement

        On October 14, 2003, we completed a private placement of 9,317,886 shares of our common stock, resulting in gross proceeds of $24.7 million. The net proceeds after payment of the transaction expenses were approximately $23.5 million, which we will use for the creation and development of videogames, for working capital to finance inventory and receivables and for general corporate purposes. One of our board members participated in this private placement for 37,736 shares of common stock, providing approximately $0.1 million of the net proceeds. We have agreed to register for resale all of the common stock issued in the private placement prior to January 12, 2004, or in the event we are subject to a full review by the SEC, prior to February 11, 2004.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "seek," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers and other risks more fully described under "Item 1. Business—Risk Factors" in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002, and in our more recent reports filed with or furnished to the SEC.

Overview

        We operate in the business of publishing, licensing and distributing videogames. Videogames for play on home console platforms or hand held platforms are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games in North America, Europe and Australia for the major videogame console platforms, including the PlayStation 2, Xbox, GameCube and Game Boy Advance platforms. Most of our videogames have suggested retail prices on the initial release date ranging from $39.95 to $49.95 for console games and from $29.95 to $34.95 for Game Boy Advance games.

        Late in 2002 we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas facility and terminate a group of mostly product development employees in both our Milpitas and San Diego facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge of $4,998,000 in the nine-months ended September 30, 2003. During the second quarter, we decided that rather than just reducing the size of the Milpitas operation, it was necessary to consolidate almost all of its operations into existing facilities in San Diego and Chicago. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs of $40,000 and $1,508,000 during the three and nine-months ended September 30, 2003, respectively, related to this decision. The total number of employees expected to be terminated from these reductions is 156, of which 140 have been terminated as of September 30, 2003, resulting in restructuring charges of $523,000 and $3,173,000 for the three and nine-months ended September 30, 2003, respectively. Current period amounts were partially offset by reductions to reserves recorded on prior period restructuring activities. The expected annual savings for this consolidation associated with employees terminated are approximately $10,500,000 related to research and development expense and $1,200,000 related to selling and marketing expense.

        During May 2003, David F. Zucker succeeded Neil D. Nicastro as chief executive officer and president of Midway Games Inc. Mr. Nicastro will continue to serve as the chairman of our board of directors. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered. Administrative expenses include $9,459,000 of severance charges incurred for the nine-months ended September 30, 2003 related to the severance agreement with Mr. Nicastro. See Note 14 to the condensed consolidated financial statements included in this report.

        During May 2003, we sold 3,500 shares of Series C redeemable convertible preferred stock and warrants to purchase 1,141,000 shares of our common stock for $35,000,000 in a private placement resulting in proceeds of $34,050,000, net of cash issuance cost. In conjunction with the sale of the Series C preferred stock, we redeemed the 1,312.5 shares of outstanding Series B redeemable convertible preferred stock at the stated value of $13,125,000. See Notes 9 and 16 to the condensed consolidated financial statements included in this report.

        Subsequent to September 30, 2003, we completed a private placement of 9,317,886 shares of common stock, resulting in net proceeds to us of approximately $23,500,000 and all of the Series C preferred stock and related warrants and purchase rights were exchanged for Series D preferred stock and related warrants and purchase rights. See Note 16 to the condensed consolidated financial statements included in this report.

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

Revenue recognition

        We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable and collectibility of the customer receivable is probable. We do not provide any significant customization of software or post contract support. If consumer demand for a product falls below expectations, we may grant price protection to spur further sales. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts. This allowance is based upon management's evaluation of historical experience as well as current industry trends.

        Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and we fulfill our obligations, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenues are earned.

Price protection, returns and discounts

        We may grant price protection or discounts to, or allow product returns from, our customers under certain conditions. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. We base these allowances on expected trends and estimates of potential future product returns and price protection related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) expected sell-through rates for particular games; (c) expected rates of requests for such credits; (d) specific identification of problem accounts; and (e) existing field inventories. Actual returns and price protection may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period.

For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges.

Doubtful accounts

        We evaluate the collectibility of our trade receivables and establish an allowance for doubtful accounts based on a combination of factors. We analyze significant customer accounts and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Additionally, we may record allowances for doubtful accounts related to customers based on length of time the receivable balance is outstanding, financial health of the customer and historical experience. This analysis requires management to make estimates, and estimates of collectibility may differ from actual collections. If circumstances related to our customers change, the amount and timing of bad debt expense for any period may be adjusted, which may adversely impact our results of operations.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We record inventory writedowns when market values are lower than cost. Market values are evaluated based on recent sales transactions, open purchase orders, customer bids and management's estimates. If our estimates of inventory market value differ from actual market value, the amount and timing of costs for any period may be impacted.

Capitalized software development

        Our capitalized product development costs principally consist of software development costs for videogames that will be sold to consumers through retailers. We account for software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by us when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us. After a product is released, the capitalized product development costs are amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This expense is recorded as a component of cost of sales.

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized costs for those products that are cancelled are expensed in the period of cancellation. In addition, a charge to cost of sales is recorded when our forecast for a particular game indicates that unamortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. Management judgments and estimates are used in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in different reported amounts of capitalized product development costs, research and development expense or cost of sales. If a revised game sales forecast is less than management's current game sales forecast, or if actual game sales are less than management's forecast, it is possible we could record additional charges of software development costs previously capitalized.

Valuation of long-lived assets, including goodwill

        Long-lived assets, primarily property and equipment, are reviewed for other-than-temporary impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in our balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Future operating performance is affected by sales of our products and ability to meet product release schedules. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance and economic conditions. This may preclude us from realizing the future cash flows necessary to recover our long-lived assets resulting in an impairment charge recorded in the future.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets we evaluate whether any event has occurred which might indicate that the carrying value of goodwill is impaired. In addition, the standard requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test. We use October 1 as our annual measurement date and utilize market capitalization as an initial indicator of the fair value for the Company. We completed our current annual impairment test on October 1, 2003 and found no indicators of impairment of goodwill. As a result, we did not recognize an impairment loss in accordance with SFAS No. 142. Future impairment tests may result in a charge to earnings and there is a potential for a writedown of goodwill in connection with the annual impairment test.

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

Results of Operations

Three-Months Ended September 30, 2003 Compared with Three-Months Ended September 30, 2002

        The following table sets forth our total revenues by platform and territory (in thousands):

	Three-Months Ended September 30,
	2003	2002
Revenues by Platform
Sony PlayStation 2	$5,784	$27,990
Microsoft Xbox	2,848	11,359
Nintendo Game Boy Advance	985	2,039
Nintendo GameCube	927	8,880
Sony PlayStation	493	853
Other	581	1,500

Total revenues	$11,618	$52,621

Revenues by Territory
North America	$10,721	$49,511
International	897	3,110

Total revenues	$11,618	$52,621

        Revenues decreased 77.9% from $52,621,000 for the three-months ended September 30, 2002 to $11,618,000 for the three-months ended September 30, 2003. During the third quarter of 2003, we released nine new videogames in North America: Freaky Flyers and NHL Hitz Pro on PlayStation 2, Freaky Flyers, Freestyle MetalX and NHL Hitz Pro on Xbox, Mortal Kombat: Tournament Edition on Game Boy Advance and Freaky Flyers, Freestyle MetalX and NHL Hitz Pro on GameCube, which, in the aggregate, accounted for approximately 61% of current quarter revenues. During the third quarter of 2002, we released ten videogames: NFL Blitz 20-03 and NHL Hitz 20-03 for PlayStation 2, Gravity Games Bike: Street. Vert. Dirt., MLB SlugFest 20-03, NFL Blitz 20-03 and NHL Hitz 20-03 for Xbox, NFL Blitz 20-03 for Game Boy Advance and MLB SlugFest 20-03, NFL Blitz 20-03 and NHL Hitz 20-03 for GameCube, which, in the aggregate, accounted for approximately 66% of prior year quarter revenues. The decrease in revenues from the prior year quarter is due to the successful sports sequels in the NFL Blitz, NHL Hitz and MLB SlugFest franchises released in the prior year quarter. The current quarter includes only one sports sequel in the NHL Hitz franchise which, in addition, has not met expectations to date. The current quarter also includes two videogames, Freaky Flyers and Freestyle MetalX which have not met expectations to date. During the second quarter of 2003, we made a decision to add more time and effort to the development of several games and to cancel one game that was in production. As a result of this decision, the release dates for several games were moved out of the third quarter and into subsequent quarters. While these operational decisions have an impact on current and near-term revenues, we believe that lengthening product development schedules will enhance the product quality of future games to be released.

        Gross profit decreased $18,469,000 from a profit of $12,186,000 for the three-months ended September 30, 2002 to a loss of $6,283,000 for the three-months ended September 30, 2003. The decrease is due to decreases in sales volume of approximately 58% and average selling prices of approximately 47%. The lower average selling price is due to two of the new releases during the current quarter being released at reduced selling prices and one of the new releases being for a handheld device, Mortal Kombat: Tournament Edition on Game Boy Advance, which has lower selling prices in general than games for home consoles. The lower average selling price is also the result of a greater portion of current period revenues being derived from games released in prior periods, which typically have lower price points in the current period than new releases. In addition, the decrease in gross profit was also due to the writedown of capitalized product development costs of $4,164,000 in the three-months ended September 30, 2003 compared to $1,071,000 in the three-months ended September 30, 2002.

        Research and development expense decreased $2,732,000 from $7,245,000 for the three-months ended September 30, 2002 to $4,513,000 for the three-months ended September 30, 2003. The decrease in research and development expense is due to having fewer titles in development that have not yet reached technological feasibility. Product development costs incurred prior to technological feasibility are expensed on the research and development expense line item.

        Selling and marketing expense decreased $4,362,000 from $12,817,000 for the three-months ended September 30, 2002 to $8,455,000 for the three-months ended September 30, 2003. The decrease is due to lower television and print advertising costs of approximately $2,236,000 and lower merchandising costs of approximately $315,000. We did not have any new releases with significant promotional budgets during the current quarter compared to several sports sequels released during the prior year quarter which incurred significant television and print costs.

        Administrative expense decreased $603,000 from $4,617,000 for the three-months ended September 30, 2002 to $4,014,000 for the three-months ended September 30, 2003. The prior year quarter amount includes approximately $164,000 related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California.

        Restructuring and other charges of $180,000 were recognized during the three-months ended September 30, 2003 due to implementation of cost reduction efforts initiated in prior periods. See Note 12 to the condensed consolidated financial statements included in this report. There were no restructuring and other charges recognized during the three-months ended September 30, 2002.

        Operating loss increased $10,952,000 from $12,493,000 for the three-months ended September 30, 2002 to $23,445,000 for the three-months ended September 30, 2003. The increased loss is due to a $18,469,000 decrease in gross profit, offset by decreased research and development costs of $2,732,000 and decreased selling and marketing costs of $4,362,000.

        We provided $326,000 for income taxes for the three-months ended September 30, 2003 related to the valuation allowance for deferred tax assets. We provided no benefit or expense for income taxes for the three-months ended September 30, 2002. We are required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. See Note 10 to the condensed consolidated financial statements included in this report.

        Loss applicable to common stock was $11,813,000, or $0.25 per share, for the three-months ended September 30, 2002 compared with a loss of $24,100,000, or $0.52 per share for the three-months ended September 30, 2003. Loss applicable to common stock for the three-months ended September 30, 2003 included a $508,000 distributed dividend and a $265,000 imputed dividend on our Series C convertible preferred stock or $0.02 per share. Loss applicable to common stock for the three-months ended September 30, 2002 included a $137,000 distributed dividend and a $150,000 imputed dividend on our Series B convertible preferred stock or $0.01 per share. The average number of shares of common stock outstanding decreased for the three-months ended September 30, 2003 compared to the three-months ended September 30, 2002 due to purchases of our common stock in the open market during the prior year quarter.

Nine-Months Ended September 30, 2003 Compared with Nine-Months Ended September 30, 2002

        The following table sets forth our total revenues by platform and territory (in thousands):

	Nine-Months Ended September 30,
	2003	2002
Revenue by Platform
Sony PlayStation 2	$35,259	$54,468
Microsoft Xbox	14,723	24,695
Nintendo GameCube	6,053	22,700
Nintendo Game Boy Advance	3,425	3,563
Sony PlayStation	1,836	2,367
Other	1,129	3,908

Total revenues	$62,425	$111,701

Revenue by Territory
North America	$42,328	$100,446
International	20,097	11,255

Total revenues	$62,425	$111,701

        Revenues decreased 44.1% from $111,701,000 for the nine-months ended September 30, 2002 to $62,425,000 for the nine-months ended September 30, 2003. During the nine-months ended September 30, 2003, we released 14 videogames in North America: Freaky Flyers, Freestyle MetalX, MLB SlugFest 20-04 and NHL Hitz Pro on PlayStation 2, Freaky Flyers, Freestyle MetalX, MLB SlugFest 20-04 and NHL Hitz Pro on Xbox, Freaky Flyers, Freestyle MetalX, MLB SlugFest 20-04 and NHL Hitz Pro on GameCube and MLB SlugFest 20-04 and Mortal Kombat: Tournament Edition on Game Boy Advance. We also launched Mortal Kombat: Deadly Alliance in Europe and Australia on the PlayStation 2, Xbox, GameCube and Game Boy Advance in 2003. These videogames generated approximately 58% of current year-to-date revenues. During the nine-months ended September 30, 2002, we released 25 videogames: Fireblade, Gravity Games Bike: Street. Vert. Dirt., Legion: Legend of Excalibur, MLB SlugFest 20-03, NFL Blitz 20-02, NFL Blitz 20-03, NHL Hitz 20-03 and Red Card Soccer for PlayStation 2, Gauntlet Dark Legacy, Gravity Games Bike: Street. Vert. Dirt., MLB SlugFest 20-03, NFL Blitz 20-02, NFL Blitz 20-03, NHL Hitz 20-03, Red Card Soccer and SpyHunter for Xbox, Gauntlet Dark Legacy, MLB SlugFest 20-03, NFL Blitz 20-02, NFL Blitz 20-03, NHL Hitz 20-03, Red Card Soccer and SpyHunter for GameCube and NFL Blitz 20-03 and SpyHunter for Game Boy Advance, which, in the aggregate, accounted for approximately 77% of prior year-to-date revenues. The decrease in revenues is due to the decrease in new releases from the prior year period. During the second quarter of 2003, we made a decision to add more time and effort to the development of several games and to cancel one game that was in production. As a result of this decision, the release dates for several games were moved out of the third quarter and into subsequent quarters. While these operational decisions have an impact on current and near-term revenues, we believe that lengthening product development schedules will enhance the product quality of future games to be released. Because of these factors, we expect revenues for fiscal 2003 to be substantially less than revenues for fiscal 2002.

        Gross profit decreased $46,654,000 from a profit of $29,731,000 for the nine-months ended September 30, 2002 to a loss of $16,923,000 for the nine-months ended September 30, 2003. The decrease is due to decreases in sales volume of approximately 17% and average selling prices of approximately 32%. The lower average selling price is the result of a greater portion of current period revenues being derived from games released in prior periods, which typically have lower price points in the current period than new releases. In addition, the decrease in gross profit was due to aggregate writedowns of capitalized product development costs of $27,354,000 in the nine-months ended September 30, 2003. We lowered our sales forecasts for several games in development resulting in a $25,431,000 writedown of capitalized product development costs. In addition, we cancelled development of one previously unannounced game resulting in a $1,923,000 writedown of capitalized development costs. This compares to aggregate writedowns in the prior period of $2,220,000, resulting from changes in sales forecasts for certain games resulting in charges of $1,971,000 and cancellation of one game resulting in a charge of $249,000.

        Research and development expense decreased $4,537,000 from $20,140,000 for the nine-months ended September 30, 2002 to $15,603,000 for the nine-months ended September 30, 2003. The decrease in research and development expense is due to having fewer titles in development that have not yet reached technological feasibility. Product development costs incurred prior to technological feasibility are expensed on the research and development expense line item.

        Selling and marketing expense decreased $3,947,000 from $26,445,000 for the nine-months ended September 30, 2002 to $22,498,000 for the nine-months ended September 30, 2003. The decrease is due to 14 new releases in the current period compared to 25 new releases in the prior year period. Although there were fewer new releases to support in the current period, we have shifted our strategy toward larger, more expensive promotional campaigns in general, including television and expanded print campaigns, resulting in higher average advertising costs incurred per new release.

        Administrative expense increased $10,394,000 from $13,561,000 for the nine-months ended September 30, 2002 to $23,955,000 for the nine-months ended September 30, 2003. The increase in administrative expense was due to severance expense related to Neil D. Nicastro and increased charges related to legal proceedings of approximately $2,402,000 over the same period of the prior year. During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered. Under the terms of the severance agreement with Mr. Nicastro, administrative expenses include $9,459,000 of severance charges incurred for the nine-months ended September 30, 2003. See Note 14 to the condensed consolidated financial statements included in this report. These increases are offset by prior period charges of approximately $659,000 related to the consolidation of administrative operations located in Corsicana, Texas with existing operations in Chicago, Illinois and Milpitas, California.

        Restructuring and other charges of $9,058,000 were recognized during the nine-months ended September 30, 2003. The current period charges relate to severance of $3,173,000 for terminated employees and $1,508,000 of charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Included in the current period other charges is impairment of capitalized product development costs of $4,998,000 related to abandonment of titles associated with the consolidation of product development operations. Current period amounts were partially offset by reductions to reserves recorded in prior period restructuring activities. See Note 12 to the condensed consolidated financial statements included in this report.

        Restructuring and other charges of $1,210,000 were recognized during the nine-months ended September 30, 2002. We consolidated administrative operations previously located in Corsicana, Texas with our existing operations in Chicago and Milpitas. Restructuring costs incurred include severance for terminated employees, charges for operating lease space for which we will receive no future economic benefit, fixed asset disposals and various other charges. See Note 12 to the condensed consolidated financial statements included in this report.

        Operating loss increased $56,412,000 from $31,625,000 for the nine-months ended September 30, 2002 to $88,037,000 for the nine-months ended September 30, 2003. The increase in the operating loss was due to the $46,654,000 decrease in gross profit, the $9,459,000 severance expense related to Neil D. Nicastro included in administrative expenses and the $7,848,000 increase in restructuring and other charges incurred related to the consolidation of California product development and marketing functions. These increased costs were partially offset by a $4,537,000 decrease in research and development expenses and a $3,947,000 decrease in selling and marketing expenses from the prior year period.

        We provided $936,000 for income taxes for the nine-months ended September 30, 2003 primarily related to the valuation allowance for deferred tax assets and foreign income taxes. We provided no benefit or expense for income taxes for the nine-months ended September 30, 2002. We are required under applicable accounting interpretations to provide a valuation allowance for realization of deferred tax assets resulting from tax loss carryforwards. The valuation allowance decreases the deferred tax assets for tax loss carryforwards to the amount reasonably expected to be utilized within the carryforward period. The applicable accounting interpretations limit the amount expected to be utilized to sources of future taxable income that are more likely than not to be generated within the carryforward period. See Note 10 to the condensed consolidated financial statements included in this report.

        Loss applicable to common stock was $48,665,000, or $1.07 per share, for the nine-months ended September 30, 2002 compared with a loss of $89,369,000, or $1.92 per share for the nine-months ended September 30, 2003. Loss applicable to common stock for the nine-months ended September 30, 2003 included a $762,000 distributed dividend and a $397,000 imputed dividend on our Series C convertible preferred stock or $0.02 per share and a $192,000 distributed dividend and a $554,000 imputed dividend on our Series B convertible preferred stock or $0.02 per share. Loss applicable to common stock for the nine-months ended September 30, 2002 included a $1,024,000 distributed dividend and an $18,484,000 imputed dividend on our Series B convertible preferred stock or $0.43 per share. The average number of shares of common stock outstanding increased for the nine-months ended September 30, 2003 compared to the nine-months ended September 30, 2002 due to the May 2002 conversion of Series B convertible preferred stock into shares of common stock, offset by purchases of our common stock in the open market during the prior period.

Financial Condition and Liquidity

        The videogame business is highly seasonal and historically has resulted in higher revenues in the quarters ended September 30 and December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during the quarters in which we release a significant number of games. Typically this has been the quarters ended September 30 and December 31. In addition, one platform manufacturer that manufactures videogames for us requires letters of credit for the full purchase price at the time a purchase order is accepted.

        In March 2003, we amended our credit facilities to modify credit availability and maturity. Our credit facilities provided for revolving line of credit and letter of credit facilities. The line of credit facility is no longer outstanding as described below. The letter of credit facility provides for the availability of $15,000,000 of letters of credit. Individual letters of credit are collateralized with cash or cash equivalents on deposit. There were no letters of credit outstanding at September 30, 2003 and $541,000 outstanding at December 31, 2002. The credit facilities prohibited cash dividends on common stock and restricted the repurchase of our capital stock. Accordingly, the credit facilities were amended in May 2003 to allow us to redeem our Series B redeemable convertible preferred stock during the second quarter of 2003. The credit facilities also required, among other things, that we maintain a minimum level of consolidated net worth, defined as shareholders' equity, excluding extraordinary gains, plus the aggregate book value of the preferred stock, of $110,000,000. We were not in compliance with this requirement at June 30, 2003, due to a $23,050,000 second quarter writedown of capitalized product development costs related to games in development for which sales forecasts have been lowered and the cancellation of one previously unannounced game. This non-compliance resulted in negotiations with our banks, leading to the termination of our line of credit facility, and continued availability under the letter of credit facility through December 15, 2003. The banks agreed to forebear from exercising any rights they might have as a result of the non-compliance until February 15, 2004. Our outstanding letters of credit under our letter of credit facility were required by our banks, since March 2003, to be cash collateralized, and our banks agreed to continue the letter of credit facility with all letters of credit required to be fully cash collateralized. If we do not comply with the other covenants contained in the line of credit facility, or fail to maintain a minimum level of non-restricted and unencumbered cash and cash equivalents of $5,000,000, and a minimum level of consolidated net worth, defined as shareholders' equity, excluding extraordinary gains, plus the aggregate book value of the preferred stock, of $65,000,000, or fail to obtain a new financing commitment of at least $15,000,000 by December 15, 2003, the banks may cancel the letter of credit facility and, if there are any outstanding letters of credit at that date, realize upon the cash collateral. The letter of credit facility is used in connection with manufacturing costs and royalty fee payments that we make to one of our manufacturers. If we were to not maintain compliance with our letter of credit facility, we would likely be required to pay cash in advance for such purchases. In addition, credit extended to us by other vendors might be affected. We are actively exploring other financing alternatives.

        Net proceeds from the May 2003 sale of 3,500 shares of Series C redeemable convertible preferred stock and 1,141,000 warrants to purchase our common stock were $34,050,000. The proceeds of this offering were used to redeem outstanding Series B preferred stock for the stated value of $13,125,000. The remaining $20,925,000 is being used to fund our working capital needs.

        On October 14, 2003, we completed a private placement of 9,317,886 shares of our common stock, resulting in gross proceeds of $24.7 million. The net proceeds after payment of the transaction expenses were approximately $23.5 million, which we will use for the creation and development of videogames, for working capital to finance inventory and receivables and for general corporate purposes. One of our board members participated in this private placement, purchasing 37,736 shares of common stock and providing approximately $0.1 million of the net proceeds. In addition, all of the Series C preferred stock and related warrants and purchase rights were exchanged for Series D preferred stock and related warrants and purchase rights. See below for further details.

        Management believes that our cash and cash equivalents on-hand and anticipated net cash flows from operations will be adequate to fund the anticipated levels of inventories, receivables and commitments and other working capital requirements for the operation of our business and our other presently anticipated needs for at least the next twelve months.

        During the nine-months ended September 30, 2003, cash used by operating, investing, financing activities and the effect of exchange rate changes was $5,705,000 compared with $22,153,000 during the nine-months ended September 30, 2002.

        Net cash used in operating activities was $24,438,000 for the nine-months ended September 30, 2003, compared to $44,846,000 for the nine-months ended September 30, 2002. The current period net loss of $87,464,000 was offset by non-cash charges totaling $18,003,000, including $5,706,000 of depreciation and amortization and $10,819,000 of receivable provisions. In addition, amortization of capitalized product development costs totaled $45,233,000. The current period net loss was further offset by reductions in accounts receivable of $35,475,000 and inventories of $5,796,000. These decreases were offset by additions to capitalized product development costs of $34,501,000. The reduction in the net cash used in operating activities between the two periods relates to higher levels of cash receipts on accounts receivables, lower levels of inventory and a reduction in gross research and development spending compared to the prior year period. Accounts receivables, net of allowances, were $54,265,000 at December 31, 2002 compared to $23,572,000 at December 31, 2001, resulting in higher levels of cash receipts during the current year period compared to the prior year period. This increase relates to the November 2002 release of the latest sequel in our highly successful Mortal Kombat franchise. Since the game was released in the latter half of November 2002, a significant portion of the cash receipts occurred during the nine-months ended September 30, 2003. There were no significant unreserved amounts of accounts receivable with any major customers or classes of customers at September 30, 2003. Inventory levels have decreased from $9,313,000 at December 31, 2002 to $3,700,000 at September 30, 2003. Part of the decrease was due to the December 31, 2002 balance being higher than the December 31, 2001 balance due to slower-moving products on-hand at December 31, 2002 which we subsequently sold in 2003. In addition, the September 30, 2003 inventory balance is lower than the September 30, 2002 balance due to our release of only 14 videogames in the nine-months ended September 30, 2003 as compared to 25 videogames in the nine-months ended September 30, 2002. Finally, the reduction in net capitalized product development costs was the result of our $27,354,000 writedown of product development costs associated with changes to lower sales forecasts for several games in development and cancellation of one previously unannounced game. We have witnessed a trend where retailers tend to limit their buying to the titles that show the greatest potential for success. We have made a decision to focus research and development spending on fewer projects of a higher quality. Accordingly, we have reduced our staffing level of product development employees and cancelled certain games due to our judgment on their prospects. In addition, on August 12, 2003, we received $4,000,000 from WMS Industries Inc., our former parent company, pursuant to a settlement agreement dated August 11, 2003, relating to tax sharing and separation agreements between the two companies. Under the tax sharing and separation agreements, we are required to reimburse WMS for the majority of this balance under certain circumstances related to our use of our net operating loss carryforwards or if there is a change in control of Midway, as defined by the agreements. Accordingly, we have recorded approximately $3,700,000 of this amount as a liability, which is reflected in other noncurrent liabilities on our condensed consolidated balance sheet.

        The prior year period net loss of $29,157,000 was offset by non-cash charges totaling $20,713,000, including $5,850,000 of depreciation and amortization and $14,224,000 of receivable provisions. In addition, amortization of capitalized product development costs totaled $28,000,000. However, changes in net operating assets resulted in a net use of cash of $64,402,000. The increase to the net use of cash resulted from increases of $26,735,000 in receivables due to an increase in revenues over the prior period and $49,774,000 additions to capitalized product development costs due to spending on new generation platforms, partially offset by an income tax refund of $10,100,000.

        Net cash used in investing activities of $1,513,000 for the nine-months ended September 30, 2003 was for the purchase of property and equipment. Net cash provided by investing activities for the comparable nine-months ended September 30, 2002 resulted from a $41,000,000 net decrease in short-term investments offset by $7,671,000 for purchases of property and equipment.

        Net cash provided by financing activities for the nine-months ended September 30, 2003 of $20,345,000 was the result of the net proceeds from the sale of the Series C convertible preferred stock and warrants of $34,050,000, partially offset by the redemption of the Series B convertible preferred stock of $13,125,000 and the payment of preferred stock dividends of $580,000. Net cash used in financing activities of $10,715,000 for the comparable nine-months ended September 30, 2002 was the result of the purchase of treasury stock of $9,622,000 and the payment of preferred stock dividends of $1,325,000, offset by cash received from the exercise of stock options of $232,000.

        On October 14, 2003, we entered into agreements with the holders of our outstanding shares of Series C redeemable convertible preferred stock (stated value $10,000 per share) and related warrants originally issued in May 2003. Pursuant to those agreements, we designated 4,750 shares of Series D redeemable convertible preferred stock (stated value $10,000 per share) and issued an aggregate of 3,500 shares of Series D preferred stock in exchange for an equal number of shares of outstanding Series C preferred stock. The holders of such shares also had a one-year right to acquire an additional 1,250 shares of Series C preferred stock which rights were exchanged for the right to acquire an additional 1,250 shares of the newly created Series D preferred stock until May 2004. The initial 3,500 shares of Series D preferred stock are convertible into our common stock at the rate of $3.65 per share of common stock as opposed to $4.60 per share of common stock for the Series C preferred stock. The additional 1,250 shares of Series D preferred stock, if issued, will be convertible into our common stock at the rate of $4.00 per share of common stock as opposed to $5.05 per share for the Series C preferred stock.

        The warrants issued in May 2003 in connection with the original issuance of the Series C preferred stock, exercisable for an aggregate of 1,141,000 shares of our common stock at a purchase price of $4.60 per share, were surrendered and exchanged for new warrants to purchase an aggregate of 1,141,000 shares of our common stock at a purchase price of $3.75 per share.

        The holders of the warrants to purchase an aggregate of 1,050,000 shares of our common stock at an exercise price of $9.33 per share, which were originally issued in May 2001, waived anti-dilution adjustment provisions that would have been triggered under the warrants by reason of the issuance of the 9,317,886 shares of our common stock in the private placement described above. We have agreed to register for resale all of the common stock issued in the private placement prior to January 12, 2004, or in the event we are subject to a full review by the SEC, prior to February 11, 2004.

        We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property used in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. At September 30, 2003, obligations under these arrangements totaled $8,888,000, net of $1,744,000 of sublease income. These obligations are not recognized as liabilities in our consolidated balance sheet in accordance with generally accepted accounting principles. We had no capital lease obligations at September 30, 2003.

Impact of Inflation

        In recent years, the level of inflation affecting our operations has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

Seasonality

        The videogame business is highly seasonal and historically has resulted in higher revenues in the quarters ended September 30 and December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during the quarters in which we release a significant number of games. Typically this has been the quarters ended September 30 and December 31.

New Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. We adopted the provisions of SFAS No. 150 during the current period and accounted for the transactions described in Note 9 to the condensed consolidated financial statements included in this report applying those provisions.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. We adopted FIN 46 during the current period with no impact to our consolidated financial statements.

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

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for, and disclosures of, certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes since December 31, 2002 required to be reported in this Item 3.

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

Part II—Other Information

Item 1.    Legal Proceedings

        Four putative securities class actions have been filed against us in the United States District Court, Northern District of Illinois: (1) Allen Ehrlich, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, and Kenneth J. Fedesna, Defendants, Case No. 03 C 6821, filed September 29, 2003; (2) Denise R. McVey, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, and Kenneth J. Fedesna, Defendants, Case No. 03 C 7008, filed October 6, 2003; (3) Ezra Birnbaum, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, Kenneth J. Fedesna, UBS Warburg LLC, Gerard Klauer Mattison & Co., Inc., and Jefferies & Company, Inc., Defendants, Case No. 03 C 7095, filed October 7, 2003; and (4) Bennett Cin, Individually and as Trustee of the Cin & Wagner Profit Sharing Plan, and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell and Kenneth J. Fedesna, Defendants, Case No. 03 C 7632, filed October 29, 2003.

        The complaints seek damages for a class consisting of persons who purchased our securities between December 11, 2001 and July 30, 2003. Plaintiffs allege that during this time, the defendants concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner, and a decrease in consumer demand for our released products. Plaintiffs claim that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. Plaintiffs Ehrlich, McVey and Cin allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Birnbaum alleges the same, as well as violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.

        On October 23, 2003, the District Court Judge entered a finding of relatedness for the three cases that had been filed as of that date and, in accordance with the District Court's local rules, recommended to the Court's Executive Committee that all the cases should be assigned to one judge. Interested parties have a deadline of November 25, 2003 to move for appointment of lead plaintiff and lead counsel. In addition, the Court has set a scheduling conference for November 25, 2003. At this time, defendants have not responded to the complaints, and the Court has not yet imposed a deadline for such response. We anticipate that we will respond to one, consolidated complaint after the Court has appointed a lead plaintiff.

        We believe the cases lack merit and intend to contest them vigorously.

        We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

Item 2.    Changes in Securities and Use of Proceeds.

        On October 14, 2003, we completed a private placement of 9,317,886 shares of our common stock which were sold to "accredited investors", including one of our directors, resulting in gross proceeds of $24.7 million. The net proceeds after payment of the transaction expenses were approximately $23.5 million, which we will use for the creation and development of videogames, for working capital to finance inventory and receivables and for general corporate purposes.

        We offered the shares of common stock sold in the private placement only to accredited investors pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. In connection with the offering, each of the purchasers represented and warranted, among other things, to us as follows:

  •
  It was an "accredited investor" as that term is defined in Rule 501(a) promulgated under the Securities Act of 1933 and was not a beneficial owner of 5% or more (calculated for these purposes in accordance with any limitations on ownership that may be included in any securities owned by such purchaser) of our common stock;

  •
  It was acquiring the securities for its own account for investment only and not with a view towards, or for resale in connection with, a public sale or distribution; and

  •
  It had been furnished with all materials relating to our business, finances and operations and materials relating to the offer and sale of the securities that it requested.

        Banc of America Securities LLC acted as the placement agent for the private placement.

        Also on October 14, 2003, we exchanged 3,500 shares of our Series C Convertible Preferred Stock, stated value $10,000 per share, and 1,141,000 common stock purchase warrants for 3,500 shares of our Series D Convertible Preferred Stock, stated value $10,000 per share, and 1,141,000 common stock purchase warrants with the institutional investors who had originally purchased those securities from us in May 2003. In addition, those investors exchanged their rights to purchase an additional 1,250 shares of Series C preferred stock for $12.5 million for the right to purchase an additional 1,250 shares of Series D preferred stock for $12.5 million. That right will expire on May 16, 2004. The warrants will expire on May 16, 2006. The initial shares of Series D preferred stock are convertible into our common stock at the rate of $3.65 per common share. The additional shares of Series D preferred stock, if purchased, will be convertible into shares of our common stock at the rate of $4.00 per common share. The warrants are exercisable at $3.75 per share.

        The Series D preferred stock matures on March 15, 2006 and carries a 5.75% preferential dividend on the stated value, payable quarterly in cash, except that, subject to stockholder approval, we have the right to pay dividends in registered shares of our common stock valued at 97.5% of the arithmetic average of the weighted average price of our common stock for the five consecutive trading days prior to a dividend payment date provided that the weighted average price of our common stock is $2.00 or more for the eight business days prior to the dividend date. The dividend rate of the Series D preferred stock will be reduced to 4.75% if we have consolidated annual revenues in excess of $130 million and the amount of loss per share does not exceed $0.25 per share.

        We are not permitted to pay cash dividends on our common stock without the consent of the holders of 80% of the outstanding shares of Series D preferred stock. If we are permitted to pay cash dividends, the holders of the Series D preferred stock are entitled to participate in those dividends as if they had converted their shares of Series D preferred stock into shares of our common stock.

        The Series C preferred stock and related warrants and rights to purchase additional shares of Series C preferred stock were exchanged for the Series D preferred stock and related warrants and rights to purchase additional shares of Series D preferred stock pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

        As described above, on October 14, 2003, we issued and sold 9,317,886 shares of our common stock in a private placement for an aggregate of $24.7 million. This represented a discount from the closing price of our common stock on the NYSE on the trading day preceding the sale, which was in turn lower than the conversion price of the Series C preferred stock and the exercise price of the related warrants. Under the anti-dilution adjustment provisions of the Series C preferred stock and related warrants, the conversion price of the Series C preferred stock and the exercise price of the warrants would have been reduced to the same price as the price per share of our common stock sold in the private placement. We negotiated with the investors in our Series C preferred stock to exchange all of their existing Series C preferred stock and related warrants and purchase rights for the Series D preferred stock and related warrants and purchase rights to avoid the full effect of this adjustment.

        Two of the investors also owned warrants issued in connection with our Series B convertible preferred stock. These investors and our Chairman, Neil D. Nicastro, who also owns warrants issued in connection with our Series B preferred stock, waived the operation of the anti-dilution adjustment provisions of those warrants for the private placement transaction. In addition, two of the investors in our Series C preferred stock purchased shares of our common stock in the private placement. There are no longer any outstanding shares of our Series B or Series C preferred stock.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 15, 2003 (the "10/15/03 8-K").
3.4
Certificate Eliminating Reference to a Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 28, 2003, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 filed with the SEC on August 14, 2003 (the "June 2003 10-Q").
3.5	Certificate Eliminating Reference to a Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Registrant, dated October 15, 2003.
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the June 2003 10-Q.
3.7	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the June 2003 10-Q.
3.8	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the 10/15/03 8-K.
4.1	Form of Warrants to purchase common stock of Midway Games Inc. issued to certain investors, incorporated herein by reference to the 10/15/03 8-K.
4.2	Third Amended and Restated Rights Agreement dated as of October 14, 2003 between Midway Games Inc. and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.
4.3
Amendment and Waiver dated as of May 16, 2003 among Midway Games Inc., Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 19, 2003 (the "5/19/03 8-K").
4.4	Amendment and Waiver dated as of October 14, 2003 between Midway Games Inc. and Neil D. Nicastro, incorporated herein by reference to the 10/15/03 8-K.

10.1	Securities Purchase Agreement, dated as of May 16, 2003, among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.2
Registration Rights Agreement, dated as of May 16, 2003, among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to Exhibit 10.2 to the 5/19/03 8-K.
10.3
Xbox Publisher License Agreement dated October 30, 2000 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated by reference to the Registrant's Registration Statement on Form S-3, as amended, File No. 333-106643, initially filed on June 30, 2003 (the "June 2003 S-3"). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.4
Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.5
Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.6
PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.7
PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.8
Forbearance Agreement dated as of August 11, 2003 by and among Midway Games Inc., Bank of America, N.A., as letter of credit issuing bank and agent, and the other financial institutions parties thereto, incorporated herein by reference to the June 2003 S-3.
10.9	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Smithfield Fiduciary LLC, incorporated herein by reference to the 10/15/03 8-K.
10.10	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Portside Growth and Opportunity Fund, incorporated herein by reference to the 10/15/03 8-K.
10.11	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Lighthouse LLC, incorporated herein by reference to the 10/15/03 8-K.

10.12	Registration Rights Agreement dated as of October 14, 2003 by and between Midway Games Inc. and the investors in the Series D stock, incorporated herein by reference to the 10/15/03 8-K.
10.13
Securities Purchase Agreement dates as of October 14, 2003 among Midway Games Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 10/15/03 8-K.
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

  1.
  Current Report on Form 8-K filed July 21, 2003, reporting under Item 5.

  2.
  Current Report on Form 8-K filed July 30, 2003, reporting under Items 5 and 7.

  3.
  Current Report on Form 8-K furnished August 1, 2003, reporting under Items 7 and 12.

  4.
  Amendment No. 1 to Current Report on Form 8-K/A filed September 8, 2003, reporting under Item 5, amending Current Report on Form 8-K originally filed February 20, 2003, reporting under Items 5 and 7.

  5.
  Amendment No. 1 to Current Report on Form 8-K/A filed September 8, 2003, reporting under Item 5, amending Current Report on Form 8-K originally filed April 30, 2003, reporting under Items 5 and 7.

  6.
  Current Report on Form 8-K filed October 15, 2003, reporting under Items 5 and 7.

  7.
  Current Report on Form 8-K filed October 21, 2003, reporting under Items 5 and 7.

  8.
  Current Report on Form 8-K filed October 31, 2003, reporting under Items 5 and 7.

  9.
  Current Report on Form 8-K furnished November 3, 2003, reporting under Item 12.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

Dated: November 13, 2003	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President—Chief Financial Officer Principal Financial and Chief Accounting Officer

EXHIBIT INDEX

No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 15, 2003 (the "10/15/03 8-K").
3.4
Certificate Eliminating Reference to a Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Registrant, dated May 28, 2003, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 filed with the SEC on August 14, 2003 (the "June 2003 10-Q").
3.5	Certificate Eliminating Reference to a Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Registrant, dated October 15, 2003.
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the June 2003 10-Q.
3.7	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the June 2003 10-Q.
3.8	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the 10/15/03 8-K.
4.1	Form of Warrants to purchase common stock of Midway Games Inc. issued to certain investors, incorporated herein by reference to the 10/15/03 8-K.
4.2	Third Amended and Restated Rights Agreement dated as of October 14, 2003 between Midway Games Inc. and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.
4.3
Amendment and Waiver dated as of May 16, 2003 among Midway Games Inc., Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 19, 2003 (the "5/19/03 8-K").
4.4	Amendment and Waiver dated as of October 14, 2003 between Midway Games Inc. and Neil D. Nicastro, incorporated herein by reference to the 10/15/03 8-K.
10.1	Securities Purchase Agreement, dated as of May 16, 2003, among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.2
Registration Rights Agreement, dated as of May 16, 2003, among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to Exhibit 10.2 to the 5/19/03 8-K.

10.3
Xbox Publisher License Agreement dated October 30, 2000 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated by reference to the Registrant's Registration Statement on Form S-3, as amended, File No. 333-106643, initially filed on June 30, 2003 (the "June 2003 S-3"). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.4
Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.5
Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.6
PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.7
PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.8
Forbearance Agreement dated as of August 11, 2003 by and among Midway Games Inc., Bank of America, N.A., as letter of credit issuing bank and agent, and the other financial institutions parties thereto, incorporated herein by reference to the June 2003 S-3.
10.9	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Smithfield Fiduciary LLC, incorporated herein by reference to the 10/15/03 8-K.
10.10	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Portside Growth and Opportunity Fund, incorporated herein by reference to the 10/15/03 8-K.
10.11	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Lighthouse LLC, incorporated herein by reference to the 10/15/03 8-K.
10.12	Registration Rights Agreement dated as of October 14, 2003 by and between Midway Games Inc. and the investors in the Series D stock, incorporated herein by reference to the 10/15/03 8-K.
10.13
Securities Purchase Agreement dates as of October 14, 2003 among Midway Games Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 10/15/03 8-K.
31
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

MIDWAY GAMES INC. INDEX
Part I—Financial Information
  Item 1—Financial Statements
MIDWAY GAMES INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
MIDWAY GAMES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
MIDWAY GAMES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
MIDWAY GAMES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K
Signature
EXHIBIT INDEX