Form 10-K
period 2003-12-31
MIDWAY GAMES INC
filed 2004-03-15
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

        The aggregate market value of the 54,468,444 shares of Common Stock held by non-affiliates of the registrant on March 8, 2004 was $197,720,452. This calculation was made using a price per share of Common Stock of $3.63, the closing price of the Common Stock on the NYSE on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On March 8, 2004, the number of shares of Common Stock outstanding, excluding 2,930,000 shares held as treasury shares, was 55,912,196 shares.

        As used in this Annual Report on Form 10-K, the term "common stock" means our common stock, $.01 par value, and the term "preferred stock" means our Series D Convertible Preferred Stock, $.01 par value, unless the context indicates a different meaning. References to "fiscal" years for 2002 or later refer to our fiscal year ending on December 31. References to "transition period" in this report are to the six-month transition period beginning on July 1, 2001 and ended on December 31, 2001. References to earlier "fiscal" years in this report are to fiscal years ended June 30 of each year prior to or ended on June 30, 2001.

        Midway® is our registered trademark. Our product names mentioned in this report are also our trademarks, except where we license them. Other product names mentioned in this report are the trademarks of their respective owners.

        This report contains "forward-looking statements," within the meaning of the federal securities laws. These statements may be found throughout this report, particularly in the materials set forth under "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. These statements describe our plans, strategies and goals and our beliefs concerning future business conditions and our business outlook based on currently available information. Where possible, we have identified these statements by the use of terms such as "may," "will," "should," "expect," "anticipate," "plan," "strategy," "believe," "seek," "estimate," "intend" and similar words, although some forward-looking statements are expressed differently. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry and the risks more fully described under "Item 1. Business—Risk Factors." We make no commitment to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business.

Development of Our Business

        We develop and publish interactive entertainment software. We and our predecessors have been in the business of creating videogames for more than 20 years and have published over 400 titles in that time. Our games are available for play on all the major current generation home videogame consoles and handheld game platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. Our titles include many of the most popular game genres such as action, adventure, driving, extreme sports, fighting, horror, role-playing, sports and strategy.

        Over the years, we have released many successful videogames, including Mortal Kombat, a line of games that has sold over 20 million copies, MLB SlugFest, SpyHunter, NHL Hitz, Ready 2 Rumble Boxing, Hydro Thunder, San Francisco Rush Extreme Racing, NFL Blitz, Area 51, Cruis'n USA, NBA Jam, Rampage, Gauntlet, Joust, Defender, Centipede, Asteroids and Pong.

        In fiscal 2003, we released 28 videogames (directly, or under licensing arrangements, including all platforms). In fiscal 2002, we released 42 videogames (directly, or under licensing arrangements, including all platforms). During the six-month transition period ended December 31, 2001, we released 12 videogames (directly, or under licensing arrangements, including all platforms). In fiscal 2001, we released 29 videogames (directly or under licensing arrangements, including all platforms). For information about our revenues, assets and results of operations, see our consolidated financial statements included near the end of this report, including Note 1 (Concentration of Risk), and "Item 6. Selected Financial Data."

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. The total number of employees expected to be terminated from these reductions is 157, of which 154 had been terminated as of December 31, 2003. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Midway is a Delaware corporation formed in 1988. In connection with our 1998 spinoff from our former parent company, WMS Industries Inc., we entered into a number of agreements with WMS. Our remaining agreements and relationships with WMS are described elsewhere in "Item 13. Certain Relationships and Related Transactions—Relationship with WMS."

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available through our website as soon as reasonably practicable after we electronically file or furnish such materials to or with the SEC. Our Corporate Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Stock Option Committee Charter are available on our website at www.investor.midway.com. All of these corporate governance documents are also available in print to any of our stockholders requesting such information by contacting us at: Investor Relations, Midway Games Inc., 2704 West Roscoe Street, Chicago, Illinois 60618. Our website home page is located at www.midway.com. Information contained on our website is not a part of this report.

Industry Overview

        The interactive entertainment industry is comprised of game hardware manufacturers and videogame software publishers. Home videogame software is played on game hardware platforms, including home game consoles which connect to a television set, self-contained handheld platforms and personal computers.

        Historically, a new generation of more technologically advanced game consoles has reached the market every four to five years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, the interactive entertainment software industry has historically experienced periods of rapid expansion, as buyers purchase videogames for the new consoles. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, sales of the older generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games.

        The current generation of game platforms includes the following home consoles: Sony's PlayStation 2, released in 2000, the Nintendo GameCube and Microsoft Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001.

        Historically, there have been multiple console platforms available in the market and strong competition between console manufacturers. The success of a title on a given platform is, to an extent, dependent upon the market acceptance of that platform. While Sony has for the past several years been the market leader, Microsoft and Nintendo are large and viable competitors.

        Videogame software is created by the platform manufacturers and by many independent developers. Platform manufacturers license publishers to publish games for their platforms and retain a significant degree of control over the content, quality and manufacturing of these games. The developers, subject to the approval of the platform manufacturers, determine the types of games they will create. Software publishers either create their games in-house, through their own development teams, or outsource this function to independent developers, or both.

        Software for game platforms is sold generally by mass merchandise retailers, such as Wal-Mart and Best Buy, or by regional retailers, discount store chains, video rental retailers, software specialty retailers and entertainment software distributors. Software publishers either distribute their products directly to these retailers or sell them through national distributors.

        Over the past two years, the number of titles introduced has increased significantly. Given the increased number of titles introduced, we have witnessed a trend where retailers tend to limit their buying to the titles that show the greatest potential for success.

        In addition, the market for our products is characterized by vigorous competition. The experience of our industry is that software game prices decline once a generation of consoles has been in the market for a significant period of time, because of the increasing number of software titles competing for acceptance from consumers.

Our Business Strategy

        Our product strategy going forward is focused on making games in genres that we have a demonstrated competency in, and a passion for, including: (1) games targeted at gamers 17 years and older, (2) sports games that emphasize "over-the-top" or lifestyle elements, and (3) games that leverage our established franchises. Highlights of our business strategy include:

        Build Games for Mature Gamers.    The first of these strategic thrusts, making M-rated games for consumers age 17 and older, plays to one of our historic strengths. During the last console cycle, from 1995 to 1999, we were the leader in making M-rated videogames. We led not only in total M-rated dollar and unit sales during this period, but also in the sheer number of M-rated title releases. On the current consoles, we have slipped to number six among publishers of M-rated titles, as we developed and released fewer M-rated titles. Through 2003, we had only developed four M-rated titles for this generation of home consoles. For 2004, we expect to release five M-rated titles for the current generation of home consoles. With the majority of gamers on the current consoles now over 18 years of age and the average age of the gamer trending upward, we expect this to continue to be one of the fastest growing segments of the industry. Our latest M-rated title just released in March 2004, The Suffering, should demonstrate our renewed focus in this category.

        Concentrate on our Over-The-Top Sports Games.    We have enjoyed strong sales from our line of sports games. Our titles in this popular category, such as NFL Blitz, NHL Hitz, MLB SlugFest and Ready 2 Rumble Boxing, are characterized by extreme game play and the superhuman abilities of the characters in these games, which we refer to as "over-the-top" sports entertainment. We believe our "over-the-top" style makes these games popular among sports videogame fans. We are no longer planning to release new versions of these "over-the-top" sports games every year, but rather, we will release new versions when we can infuse enough novelty and innovation into the game to stimulate the "over-the-top" buyer to purchase the game.

        Leverage our proven franchises and library value.    Many of our games have been best-sellers and have attracted loyal fan bases. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Mortal Kombat, Spy Hunter, Gauntlet, NFL Blitz, NHL Hitz, MLB SlugFest, Rampage and San Francisco Rush Extreme Racing. We continue to hold these properties as valuable assets that may be leveraged in the future.

        Our most successful and profitable videogame franchise has been Mortal Kombat, with over 20 million units sold. We have also licensed two television and two film adaptations of Mortal Kombat and granted merchandising licenses for toys, clothing, comic books, strategy guides and other product lines. We released a new sequel in the Mortal Kombat series, Mortal Kombat: Deadly Alliance, in the fourth quarter of 2002, and this was our top selling game of fiscal 2002 and fiscal 2003. We expect to release the next sequel in the Mortal Kombat series, Mortal Kombat: Deception in late 2004.

        We have also leveraged our large library of "hit" titles by releasing "arcade classics" collections and entering into syndication agreements. We have released 15 collections of arcade classic games for home consoles and nine arcade classic products for handheld platforms. We control the intellectual property rights to hundreds of classic videogame titles, including titles originally released under the Midway, Williams and Atari brands. A number of these classic titles have been licensed for play on a variety of gaming mediums, including websites, interactive television, cellular telephones and other handheld wireless devices. We believe that we can continue to leverage our library of classic titles to produce additional successful titles in the future.

        Expand international sales.    We believe that we can expand our presence in foreign markets. In fiscal 2000, we opened an office in the United Kingdom to conduct sales of our products in Europe and Australia. To further expand our international presence, we are developing titles that we believe will have a global appeal.

Products

        We sell games for all of the major videogame platforms, including the PlayStation 2, Xbox, GameCube and Game Boy Advance platforms. Our revenues are shown in "Item 6. Selected Financial Data." Most of our videogames for the home consoles have suggested retail prices ranging from $39.95 to $49.95. Suggested retail prices for Game Boy Advance games are usually between $19.95 and $29.95.

2003 Videogame Releases

        During fiscal 2003, we released the following videogames:

Game	Category	Platform(s)
MLB Slugfest 20-04	Sports	PlayStation 2; Xbox; GameCube; Game Boy Advance
Freaky Flyers	Adventure	PlayStation 2; Xbox; GameCube
FreeStyle Metal X	Sports	PlayStation 2; Xbox; GameCube
Mortal Kombat: Tournament Edition	Fighting	Game Boy Advance
NHL Hitz Pro	Sports	PlayStation 2; Xbox; GameCube
NFL Blitz Pro	Sports	PlayStation 2; Xbox; GameCube
RoadKill	Action	PlayStation 2; Xbox; GameCube
Midway Arcade Treasures	Classic	PlayStation 2; Xbox; GameCube
SpyHunter 2	Action	PlayStation 2; Xbox
Justice League: Chronicles	Action	Game Boy Advance
Ozzy & Drix	Adventure	Game Boy Advance
Super Duper Sumos	Adventure	Game Boy Advance

2002 Videogame Releases

        During fiscal 2002, we released the following videogames:

Game	Category	Platform(s)
NFL Blitz 20-02	Sports	PlayStation 2; Xbox; GameCube
SpyHunter	Action	Xbox; GameCube; Game Boy Advance
Gauntlet Dark Legacy	Action	GameCube; Xbox; Game Boy Advance
Fireblade	Action	PlayStation 2; Xbox; GameCube
Gravity Games Bike: Street. Vert. Dirt.	Sports	PlayStation 2; Xbox
Legion: Legend of Excalibur	Adventure	PlayStation 2
MLB SlugFest 20-03	Sports	PlayStation 2; Xbox; GameCube
Red Card Soccer	Sports	PlayStation 2; Xbox; GameCube
NFL Blitz 20-03	Sports	PlayStation 2; Xbox; GameCube; Game Boy Advance
NHL Hitz 20-03	Sports	PlayStation 2; Xbox; GameCube; Game Boy Advance
Defender	Action	PlayStation 2; Xbox; GameCube; Game Boy Advance
Dr. Muto	Adventure	PlayStation 2; Xbox; GameCube
Haven: Call of the King	Adventure	PlayStation 2
Justice League of America	Action	Game Boy Advance
Mortal Kombat: Deadly Alliance	Fighting	PlayStation 2; Xbox; GameCube; Game Boy Advance

Product Development

        We seek to develop videogames that are action-packed and exciting, and which provide sufficient challenge at various levels of proficiency to encourage repeated play. Our game development personnel are organized into teams. The producers manage the work of the other team members and are generally responsible for the overall design of the game. Each concept is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits within our general strategy and profitability objectives. Our management team meets regularly to formally review and evaluate the progress and quality of each title in development.

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

        Development of a new videogame for a home console generally takes 12 to 36 months or longer and generally costs between $3.5 million and $11.5 million, depending on the specific software requirements. Because of the increasingly complex technology and software involved, both the time and cost to develop games have increased during the past few years. We believe that we can generate significant incremental revenue from our games by introducing them on additional platforms at a much lower cost than the development cost for introducing the game on the first platform. Converting an existing game from one platform to another generally takes three to 12 months, which period may overlap with the development period of the original version of the game, and costs at least $300,000.

        We use both our own personnel and independent third parties to develop and convert videogames. We select third parties to develop videogames based on their capabilities, suitability, availability and cost. Our contracts with these developers generally provide that we own the videogame developed and protect the confidentiality of the development process and work product. These contracts are structured to give these developers incentives to provide timely and satisfactory performance of the development by associating payment of development fees with performance of substantive development milestones, and by providing for the payment of royalties to the developer based on sales of the product developed (after we recoup the development cost). To address development risks, we retain the right to discontinue development both without cause or for cause, with cause generally including failure to timely and satisfactorily perform the development, a change in the control of the developer, or the departure of specified key personnel from the developer's employ. We believe that as a result of consolidation in our industry, there are now fewer highly skilled independent developers available to us. Competition for highly skilled developers is intense in our industry, and we may not be successful in attracting and retaining these developers.

        We are required to submit games to the platform manufacturers for approval prior to publishing a game for their platforms. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.

        We incurred research and development expenses of $22.8 million in fiscal 2003, compared to $26.3 million in fiscal 2002 and $63.1 million in fiscal 2001. During the transition period, we incurred research and development expenses of $13.3 million. See Note 2 to the consolidated financial statements in this report for information about capitalized development costs.

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

        We endeavor to comply with the rules established by a domestic ratings board voluntarily established by the videogame industry and some foreign countries' ratings boards, and we label our products with these ratings. We believe that ratings labels as to the violence contained in videogames will not have an adverse effect upon us as long as ratings are consistently applied throughout the industry.

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

        It is customary for the sales representatives and distributors of our videogames who are assigned specific customers to also distribute games produced by other manufacturers. Distribution channels are dominated by a select group of companies, and a publisher's access to retail shelf space is a significant competitive factor. In fiscal 2003 in particular, we experienced difficulty in obtaining shelf space for many of our products at various retailers. For example, three of our games, Freestyle MetalX, Freaky Flyers and Roadkill all failed to obtain shelf space at several key retailers.

        Our principal customers for home videogames are mass merchandisers such as Wal-Mart and Best Buy. Sales to our largest customer in fiscal 2003, Wal-Mart, represented 11.7% of our total revenues in fiscal 2003. In fiscal 2003, 47% of our revenues were attributable to our five largest customers. We warrant our home videogame discs to be free from defects for a period of 90 days. Defective product returns have historically not been material relative to our revenues.

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

        Our office in the United Kingdom sells both through distributors and directly to retailers in Europe and Australia. See Note 1 to the consolidated financial statements in this report for additional information regarding our foreign revenues.

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

        Successful competition in our market is also based on:

  •
  price;

  •
  access to retail shelf space;

  •
  product quality;

  •
  product enhancements;

  •
  brand recognition;

  •
  marketing support; and

  •
  access to distribution channels.

        We compete with Nintendo, Microsoft and Sony, who publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Acclaim, Activision, Atari (f/k/a Infogrames), BAM!, Capcom, Eidos, Electronic Arts, Konami, Lucas Arts,

Namco, Sega, Take-Two Interactive, THQ and Ubi Soft, among others. We face additional competition from the entry of new companies, including large diversified entertainment companies, into our market.

Manufacturing

        The manufacturers of the home and handheld game platforms manufacture our videogames for us, either themselves or through their designees, as required by the applicable platform license. Platform manufacturers retain the right to approve the games to be released under manufacturing and licensing arrangements. The platform manufacturers charge us a fixed amount for each software disc or cartridge that they manufacture or a royalty if third parties perform the manufacturing. This charge generally includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's trademarks and proprietary information and technology. The platform manufacturer may change its fee without our consent. We are responsible in most cases for resolving, at our expense, any applicable warranty or repair claim. To date, we have not experienced any material costs from warranty or repair claims.

        Production is based upon estimated demand for each specific title. The level of the inventory of finished goods depends upon anticipated market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product and, in some cases, either an irrevocable letter of credit for 100% of the purchase price or cash in advance. Most of our products are manufactured for us on an "as is" and "where is" basis, and delivery is at our expense and risk. Initial orders generally require seven to 45 days to manufacture depending on the platform. Reorders of disc-based products generally require only seven to 14 days to manufacture, while reorders of cartridge-based products require approximately 30 to 40 days to manufacture. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of the manufacturer. Only the Nintendo Game Boy Advance uses cartridges, while the current generation home consoles are all disc-based.

        We lease a warehouse facility in Dallas, Texas, from which we distribute our videogames into North America. Some products are imported into the United States, cleared by customs and transferred to our warehouse facility, where they are unpacked and shipped to our customers. At times, some components of our products are assembled into finished products for us by third parties prior to their transfer to our warehouse facility. We participate in the electronic data interchange program maintained by most of our large customers for home videogames. The electronic data interchange program allows us to receive purchase orders from our customers, and to send invoices to our customers, in an agreed-upon standardized format via electronic transmission between computer systems. We generally fill re-orders from inventory within two days. As a result, our videogames traditionally have no backlog of orders. We ship products to a customer only upon receipt of a purchase order from that customer. Due to the relatively short time frame needed to reorder inventory, we are generally able to manage our inventory levels to closely approximate actual orders received or anticipated to be received. We will generally have received information from our largest customers on their intended order quantities prior to placing our orders with the manufacturers.

        Our standard payment terms with our customers are 30 days or 60 days from the date of shipment of the goods. In general, we do not permit extended payment terms with our customers. In some cases involving inventory closeouts, payment terms are further extended, typically not more than 90 days.

        We sometimes accept product returns and sometimes provide replacements, markdowns or other credits on varying terms to customers holding slow-moving inventory of our home videogames. At the time of product shipment, we establish reserves, including reserves under our practices for price protection and returns, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See "Business—

Risk Factors—If product returns and price adjustments exceed our reserves we will incur additional charges which may have an adverse affect on our results of operations".

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

Coin-operated Products

        Until June 2001, we sold coin-operated videogames under the Midway trademark. Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market, in June 2001 we decided to exit the coin-operated amusement games product line, and to stop developing and manufacturing coin-operated videogame products. Our revenues from coin-operated videogames since fiscal 1999 are shown in "Item 6. Selected Financial Data".

Seasonality

        The videogame business is highly seasonal and generally has experienced higher revenues in the quarters ended September 30 and December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during the quarters in which we release a significant number of games. Typically this has been the quarters ended September 30 and December 31.

Employees

        As of March 10, 2004, we had approximately 500 employees, approximately 310 of whom are members of our development staff. We believe that our relations with our employees are satisfactory.

Risk Factors

        The most significant factors that make an investment in our common stock risky or speculative are discussed below. These factors may cause our operating results to vary from anticipated results or may materially and adversely affect our operating results or the value of our common stock.

We have experienced recent operating and net losses, and we may incur future losses.

        We have not reported a net or operating profit since the second quarter of the fiscal year ended June 30, 2000 ("fiscal 2000"). Since that time, we have reported the following operating losses:

  •
  $116.0 million for fiscal 2003;

  •
  $52.3 million for fiscal 2002;

  •
  $6.9 million for the transition period;

  •
  $78.4 million for fiscal 2001; and

  •
  $20.9 million for fiscal 2000.

        We believe that our losses have been primarily attributable to:

  •
  a tendency for retailers and consumers to only order and purchase top-tier videogames during late 2002 and during fiscal 2003;

  •
  slower than expected sales of some of our games in fiscal 2002 and fiscal 2003;

  •
  a weakness in the home videogame industry during the transition to the new generation of home videogame platforms;

  •
  our transition strategy to discontinue games under development for older platforms and concentrate instead on the development of games for these new platforms; and

  •
  a decline in the market for coin-operated videogames in fiscal 2000 and 2001.

        We cannot assure you that we will become profitable again.

If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

        Our success depends on generating revenue from new products. Videogame products typically have market life spans of only three to 12 months. Our new products may not achieve and sustain market acceptance during the short life cycle sufficient to generate revenue to recover our investment in developing the products and to cover our other costs. The cost of developing new games for the current generation of platforms is generally between $3.5 million and $11.5 million. The cost of converting an existing game from one platform to another is at least $300,000. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

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

        In addition, consumers may defer purchasing videogame software for use on existing platforms following the announcement of an introduction date for hardware platforms incorporating new technologies. Once new platform introduction dates have been announced, retail videogame prices may decrease as the market makes the transition to the new generation of hardware and software, resulting in lower revenues for us during that transition period. Accordingly, these announcements could adversely affect sales of our existing videogames.

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

  •
  changes in our pricing practices and those of our competitors;

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

Restrictive debt covenants in our credit facility limit our operating flexibility, and all amounts outstanding under the credit facility, including our term loan, may become immediately payable if we default under the facility.

        In March 2004, we entered into a five-year loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000. The credit facility provides for a $15,000,000 term loan, all of which was outstanding at March 12, 2004, and a revolving line of credit of up to $15,000,000, none of which was outstanding at March 12, 2004. Availability under the revolver is limited to the lesser of (a) 85% of our eligible accounts receivable and (b) an amount equal to our collections of accounts receivable in the United States during a period which varies based upon seasonality, less the outstanding amount of the term loan; in each case reduced by reserves established by the lender. In addition, the credit facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. Substantially all of our assets are pledged as collateral under the credit facility.

        Our new credit facility contains significant operating and financial restrictions on us, including restrictions on our ability to:

  •
  make payments, including dividends or other distributions, on our capital stock except in shares of common stock and the scheduled quarterly dividends on our Series D Preferred Stock;

  •
  incur additional indebtedness;

  •
  sell, lease, license or dispose of any of our assets;

  •
  make loans or investments;

  •
  make acquisitions, except two acquisitions not exceeding $5,000,000 each, provided no portion of the purchase price is payable in cash;

  •
  cause or permit a change of control;

  •
  amend, alter or modify any documents relating to our Series D Preferred Stock;

  •
  repurchase or redeem any shares of our capital stock, except that we may redeem our Series D Preferred Stock at maturity with shares of our common stock or, if after the redemption we would have cash and borrowing availability under our revolver of at least $25,000,000, in cash;

  •
  issue or sell securities of our subsidiaries; and

  •
  make capital expenditures.

        Our credit facility also requires us to maintain minimum levels of cash and borrowing availability under the revolver and to deliver periodic financial projections acceptable to the lender.

        We cannot assure you that we will be able to meet these requirements. Our failure to do so would constitute a default under the facility. If we default under the credit facility, the lender could terminate the facility and declare all amounts borrowed, together with interest, to be due and payable. We might not be able to pay these debts under those circumstances. If not, the lender could sell our assets.

        These restrictions and requirements limit our ability to finance operations, service debt, make acquisitions or engage in other business activities that may be in our interest.

If we need to seek additional capital due to continuing operating losses, we may incur additional expenses in the form of periodic interest or other debt service payments, or our current stockholders may suffer dilution in their percentage ownership of common stock.

        If we continue to generate operating losses, our working capital and cash resources may not be adequate. This may cause us to seek additional capital, including through the issuance of debt or equity, or through other financing. If we borrow additional funds, we likely will be obligated to make additional periodic dividend, interest or other debt service payments. If we seek financing through the sale of equity securities, our current stockholders may suffer dilution in their percentage ownership of common stock. Additionally, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available.

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

        Successful competition in our market is also based on:

  •
  price;

  •
  access to retail shelf space;

  •
  product quality;

  •
  product enhancements;

  •
  brand recognition;

  •
  marketing support; and

  •
  access to distribution channels.

        Our competitors vary in size from very small companies with limited resources to large corporations with greater financial, marketing and product and technology development resources than ours. We compete with the platform manufacturers, including Nintendo, Sony and Microsoft. We also compete with companies that we depend upon for foreign distribution or other services. These companies may have an incentive to promote their own products in preference to ours. In addition, due to their dominant positions in the industry, the manufacturers of platform hardware have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space.

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

        We sometimes accept product returns and sometimes provide replacements, markdowns or other credits on varying terms to customers that hold slow-moving inventory of our home videogames. At the time of product shipment, we establish reserves, including reserves under our practices for price protection and returns. These reserves are established according to estimates of the potential for future returns of products based on historical return rates, expected sales, retailer inventories of our products and other factors. If product returns, markdowns and credits exceed our reserves, our operating results and financial condition could be adversely affected.

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

  •
  these manufacturers control the manufacture of, or approval to manufacture, our game discs and cartridges; and

  •
  these manufacturers have the exclusive right to protect the intellectual property rights to their respective hardware platforms and technology and to discourage others from producing unauthorized software for their platforms that compete with our games.

        Because these manufacturers compete against us in the videogame publishing markets, they could be motivated to give preference to their own products over ours in product approval and manufacturing, in promotion and in granting licenses to us for products that might compete with their products.

In fiscal 2003, 47.0% of our total revenues were attributable to our five largest customers. Our revenues could be adversely affected if any of them decrease or terminate their purchases from us.

        Sales to our five largest customers collectively accounted for approximately 47.0% of our total revenues for fiscal 2003. Our largest customer was Wal-Mart, which, during fiscal 2003, accounted for 11.7% of our total revenues.

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

We cannot control the personnel, scheduling and priority of use of resources by third parties who develop many of our game titles, and our revenues may be adversely affected by delays caused by these developers.

        More than fifty percent of our games are currently being developed by third parties. The number of titles developed for us by third parties varies from quarter to quarter. We have less control of a game being developed by a third party because we cannot control the developer's personnel, schedule or resources. This may lead to a game not being completed on time, or not being completed at all, if the third party's business fails or is acquired by one of our competitors or experiences some other disruption. If this happens with a game under development, we would lose revenues from the game and could lose our investment in the game.

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

        Our success depends to a significant extent upon the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified software developers. The loss of the services of a number of senior management personnel or highly qualified software developers could have a material adverse effect on us. We believe that as a result of consolidation in our industry, there are now fewer highly skilled independent developers available to us. Competition for highly skilled software developers is intense in our industry, and we may not be successful in attracting and retaining these developers. Specifically, we may experience increased costs in order to attract and retain skilled developers.

Sumner Redstone and Phyllis Redstone together control 47.7% of our common stock. If they were to dispose of a large number of their shares in a short period of time, the market price of our common stock would likely decline. If their shares were sold to a single purchaser, that purchaser might seek to influence our business strategies.

        Based on his report filed on March 9, 2004, Sumner Redstone owns directly and indirectly through his wife Paula Redstone and an affiliate, a total of 23,028,053 shares, or 41.2% of our currently outstanding common stock or, if all of our outstanding stock options and warrants were exercised, and all of our outstanding preferred stock were converted into common stock, 28.9% of our common stock. Mr. Redstone's former wife, Phyllis Redstone, owns a total of 3,659,783 shares, or 6.5% of our currently outstanding common stock, based on her most recent public report filed on August 8, 2002. Mr. Redstone or Phyllis Redstone could sell some or all of these shares at any time on the open market or otherwise. The sale either by Mr. Redstone or Phyllis Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock. Although Mr. Redstone and Phyllis Redstone have each stated that they have no plans to acquire control of Midway, they could change their positions or could sell their stock to a person who wishes to acquire control of Midway. Such a person may not agree with our business strategies and goals. These substantial interests in Midway could discourage a third party from making an acquisition of Midway favorable to our other stockholders.

Shares available for issuance in the future could have an adverse effect on the market price of our common stock.

        As of March 8, 2004, we have 200,000,000 authorized shares of common stock, of which 55.9 million shares are issued and outstanding, 2.9 million are treasury shares, 16.3 million shares are reserved for issuance under our stock options and compensation plans, 3.4 million shares are reserved for issuance under outstanding warrants, 16.5 million shares are reserved for issuance upon conversion of preferred stock, and 0.3 million shares are reserved for payment of dividends on our preferred stock. We also have 5,000,000 authorized shares of preferred stock, of which 3,500 shares were issued and outstanding, and another 1,250 were reserved for issuance, as of March 8, 2004.

        Our Board of Directors has broad discretion with respect to the issuance of the remaining 104.7 million authorized but unissued common shares, the 2.9 million treasury shares and 4,995,250 authorized but unissued preferred shares, including discretion to issue shares in compensatory and acquisition transactions.

        On October 14, 2003, we issued 9.3 million shares in a private placement at a discount from the market price on that date. On February 25, 2004, we filed a shelf registration statement on Form S-3 with the SEC in connection with the possible offer and sale, from time to time on a delayed basis, of up to $100,000,000 aggregate amount of our common stock, preferred stock, warrants, rights, units and/or stock purchase contracts. If we seek further financing through the sale of our securities, our then-current stockholders may suffer additional dilution in their percentage ownership of common stock. If we issue securities at a discount from the market price, our then-current stockholders would suffer immediate dilution. The future issuance, or even the potential issuance, of shares at a price below the then-current market price may depress the future market price of our common stock.

Conversion of our preferred stock, exercise of warrants and payment of dividends using stock will dilute our common stock, and the sale of the underlying shares may depress the market price of our common stock.

        On October 14, 2003, we issued 3,500 shares of our Series D Convertible Preferred Stock and 1,141,000 three year common stock purchase warrants to three institutional investors in exchange for the 3,500 shares of Series C Convertible Preferred Stock and 1,141,000 warrants that we had issued in May 2003 in a private placement to the same investors for a total purchase price of $35 million. The 3,500 shares of Series D preferred stock are convertible into common stock until March 15, 2006 at a conversion price of $3.65 per common share, for a total of 9,589,042 shares, subject to adjustment. The exercise price of the warrants is $3.75 per share.

        The same three investors also have the right to purchase an additional 1,250 shares of our Series D preferred stock, at any time until May 15, 2004, for a total purchase price of $12,500,000. If issued, the 1,250 additional shares of preferred stock will be convertible until March 15, 2006 subject to adjustment and limited redemption rights, into a total of 3,125,000 shares of common stock at a conversion price of $4.00 per share, subject to adjustment.

        We have the right to pay dividends on the Series D preferred stock using shares of common stock at a 2.5% discount from the weighted average market price over the five trading days prior to the dividend date.

        In addition, in May 2001 we issued warrants to purchase an aggregate of 1,605,564 shares of our common stock, exercisable at $9.33 per share, and in August 2001, we issued warrants to purchase an aggregate of 123,821 shares of our common stock, exercisable at $10.60.

        Because the conversion, exercise or issuance of these securities would result in more shares of our common stock outstanding, such conversion, exercise or issuance would dilute our earnings per share and the percentage ownership of our stockholders. We are required to redeem, on March 15, 2006, the shares of Series D preferred stock that have not been previously converted. We have the right, subject to some exceptions, to redeem the preferred stock in shares of our common stock. If we redeem the preferred stock in shares of common stock, this would result in more shares of common stock outstanding.

        The conversion or exercise of our preferred stock and warrants and the sale of the underlying stock would likely occur at a time when the conversion or exercise price is below the market price of our common stock. If the holders of the preferred stock and warrants were to sell a large number of their shares over a short period of time, those sales would likely have an adverse effect on the market price of our common stock. Even the potential sale of a large number of shares may depress the future market price of our common stock.

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

        As of March 8, 2004, we had outstanding options to purchase an aggregate of 11.1 million shares of common stock. Our stock options are generally exercisable for a period of nine years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale. Such exercises may have an adverse effect on the market price of our common stock. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of common stock.

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

        Blank Check Preferred Stock.    Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the Board of Directors. Accordingly, our Board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Other than the 3,500 shares of our Series D preferred stock owned by the preferred stockholders, and the additional 1,250 additional shares of our Series D preferred stock that the selling stockholders have the right to purchase, our Board has no current plans, agreements or commitments to issue any shares of preferred stock.

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

        Other Charter Provisions.    Our certificate of incorporation and bylaws provide that:

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

Item 2. Properties.

        Our principal corporate office is located at 2704 West Roscoe Street, Chicago, Illinois. Our design and development studios are located in facilities in San Diego, California, and in Chicago, Illinois. We principally conduct our marketing operations out of our offices in Chicago, Illinois and London, England. We principally conduct our sales operations out of an office which we lease in Corsicana, Texas, and out of our offices in San Diego, California, and London, England. We also lease a warehouse and distribution facility in Dallas, Texas. With the exception of our principal corporate office and some surrounding parking lots, all of our properties are leased. See Note 10 to the consolidated financial statements in this report for additional information regarding our lease commitments.

        We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Item 3. Legal Proceedings.

        Three putative securities class actions were filed against us in the United States District Court, Northern District of Illinois in 2003: (1) Allen Ehrlich, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, and Kenneth J. Fedesna, Defendants, Case No. 03 C 6821, filed September 29, 2003; (2) Denise R. McVey, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, and Kenneth J. Fedesna, Defendants, Case No. 03 C 7008, filed October 6, 2003; and (3) Ezra Birnbaum, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, Kenneth J. Fedesna, UBS Warburg LLC, Gerard Klauer Mattison & Co., Inc., and Jefferies & Company, Inc., Defendants, Case No. 03 C 7095, filed October 7, 2003.

        The complaints seek damages for a class consisting of persons who purchased our securities between December 11, 2001 and July 30, 2003. Plaintiffs allege that during this time, the defendants concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner, and a decrease in consumer demand for our released products. Plaintiffs claim that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. Plaintiffs Ehrlich and McVey allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff Birnbaum alleges the same, as well as violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.

        On October 23, 2003, Judge Lefkow entered a finding of relatedness for the three cases that had been filed as of that date and, in accordance with the district court's local rules, recommended to the court's Executive Committee that all the cases should be assigned to her. Following assignment of these cases to Judge Lefkow, in January 2004, the court ordered all plaintiffs to file a Consolidated Complaint by March 8, 2004 and also ordered us to answer the Consolidated Complaint or serve our motion to dismiss and accompanying memorandum in support by April 22, 2004. Discovery has not yet commenced, and no trial date has been set.

        On January 6, 2004, a shareholders' derivative lawsuit was filed against the directors and some officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: Dhillon v. Neil D. Nicastro, Thomas E. Powell, Kenneth J. Fedesna, Harold H. Bach, Jr., William C. Bartholomay, William C. McKenna, Norman J. Menell, Louis J. Nicastro, Harvey Reich, Ira S. Sheinfeld, Richard D. White and Midway Games, Inc,. Case No. 04 CH 00174. The complaint alleges that, during the period between December 2001 and July 2003, the individual defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claims violated the securities laws. Plaintiff alleges that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial conditions. Plaintiff also asserts that Midway is entitled to contribution and indemnification from each individual in connection with all such present and future claims resulting from the individuals' alleged misconduct.

        We believe all of the above cases lack merit and intend to contest them vigorously.

        We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

        We held a Special Meeting of Stockholders on December 12, 2003. The matters submitted to a stockholder vote were:

1)
to approve a resolution authorizing the issuance of common stock upon conversion of our Series D Convertible Preferred Stock, exercise of related warrants and payment of dividends on the preferred stock; and

2)
to approve a resolution authorizing an amendment to our certificate of incorporation to increase the number of shares of authorized common stock from 100,000,000 to 200,000,000.

        The voting results were as follows:

1)
The stockholders approved the resolution authorizing the issuance of common stock upon conversion of our Series D Convertible Preferred Stock, exercise of related warrants and payment of dividends on the preferred stock, as follows:

For:	32,149,726
Against:	543,521
Abstain:	90,844
Broker Non-Votes:	17,751,383
2)
The stockholders approved the resolution authorizing an amendment to our certificate of incorporation to increase the number of shares of authorized common stock from 100,000,000 to 200,000,000, as follows:

For:	49,516,925
Against:	944,433
Abstain:	74,116

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock trades publicly on the NYSE under the symbol "MWY". The following table shows the high and low sale closing prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low
2002
First Quarter	$15.02	$10.44
Second Quarter	14.22	8.30
Third Quarter	8.12	3.85
Fourth Quarter	7.22	3.89
2003
First Quarter	$4.62	$2.95
Second Quarter	4.22	3.14
Third Quarter	3.82	2.10
Fourth Quarter	3.92	2.62
2004
First Quarter (through March 8, 2004)	$6.60	$3.65

         On March 8, 2004, there were approximately 1,050 holders of record of our common stock.

        No cash dividends with respect to our common stock were declared or paid during fiscal 2003 or fiscal 2002. In addition, under our agreements with our lender and with our preferred stockholders, we are prohibited from paying cash dividends on our common stock. We plan to retain any earnings to fund the operation of our business.

Item 6. Selected Financial Data.

        The following table sets forth our selected operating data and balance sheet data as of the dates and for the periods indicated. Effective December 31, 2001, we changed our fiscal year from June 30 to December 31. The selected financial data as of and for the years ended December 31, 2003 and 2002 ("fiscal 2003" and "fiscal 2002," respectively), the six-months ended December 31, 2001, and the years ended June 30, 2001, 2000 and 1999 ("fiscal 2001," "fiscal 2000" and "fiscal 1999," respectively), listed below have been derived from our audited consolidated financial statements included in this report and in our previous Annual Reports on Form 10-K. The selected financial data as of and for the six-months ended December 31, 2000 is unaudited.

(In thousands, except per share amounts)

	Years Ended December 31,				Six-Months Ended December 31,			Years Ended June 30,
SELECTED OPERATING DATA
	2003		2002(1)		2001		2000	2001		2000		1999
							(Unaudited)
Revenues
Home video	$92,524		$190,412		$68,113		$89,440	$117,328		$229,691		$217,890
Coin-operated video(2)	—		1,445		3,942		34,830	50,880		104,174		133,905

Total revenues	92,524		191,857		72,055		124,270	168,208		333,865		351,795
Gross profit (loss)	(20,781	)(5)	49,158		35,182	(10)	40,872	46,405		126,539		136,227
Operating income (loss)(3)	(115,975	)(6)	(52,265	)(7)	(6,947	)(10)	(21,824)	(78,363	)(11)	(20,881)		8,328	(13)
Income (loss) before tax	(113,963)		(48,346)		(5,847)		(20,739)	(76,256)		(19,580	)(12)	9,914
Provision (credit) for income taxes(4)	1,264		5,477	(8)	—		(7,777)	(7,777)		(7,539)		3,767
Net income (loss)	(115,227)		(53,823)		(5,847)		(12,962)	(68,479)		(12,041)		6,147
Preferred stock dividends:
Distributed	1,455		1,159		1,043		—	184		—		—
Imputed	1,252		18,636	(9)	3,515		—	672		—		—
Earnings (loss) applicable to common stock	$(117,934)		$(73,618)		$(10,405)		$(12,962)	$(69,335)		$(12,041)		$6,147
Basic and diluted earnings (loss) per share of common stock	$(2.43)		$(1.61)		$(0.27)		$(0.34)	$(1.84)		$(0.32)		$0.16
Average number of shares outstanding	48,486		45,586		38,413		37,711	37,719		37,869		37,597
SELECTED BALANCE SHEET DATA
Total assets	$125,449		$201,400		$246,405		$173,859	$156,219		$186,575		$219,259
Working capital	50,669		100,637		146,885		77,088	71,406		98,993		119,848
Long-term obligations, excluding redeemable convertible preferred stock	19,081		8,079		1,755		—	6,197		1,720		4,493
Redeemable convertible preferred stock	32,156		12,571		35,949		—	20,667		—		—
Stockholders' equity	47,893		139,967		180,583		147,455	111,828		160,355		177,576

(1)
Certain amounts have been reclassified to reflect current period presentation.

(2)
We exited our coin-operated videogame product line in the quarter ended June 30, 2001. See Note 9 to the consolidated financial statements included in this report.

(3)
Beginning on July 1, 2001, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we no longer recognize amortization expense on goodwill but conduct an ongoing impairment review of the asset. Accordingly, administrative expense includes amortization of goodwill for the six-months ended December 31, 2000 and fiscal 2001, 2000 and 1999, but not for fiscal 2003, 2002 and the six-months ended December 31, 2001. See Note 1 to the consolidated financial statements included in this report.

(4)
After December 31, 2000, we have not provided an income tax benefit due to the establishment of a valuation reserve on our deferred tax assets.

(5)
During fiscal 2003, we incurred $33.2 million of charges related to the writedown of capitalized product development costs. Such charges are included in cost of sales.

(6)
During fiscal 2003, Neil D. Nicastro ceased to serve as our chief executive officer, president and chief operating officer. As a result, fiscal 2003 administrative expense includes $9.5 million of charges incurred under the terms of our employment agreement and severance agreement with Mr. Nicastro. See Note 12 to the consolidated financial statements included in this report. In addition, we incurred $9.7 million of restructuring and other charges relating to the consolidation of California product development and marketing operations, net of reductions recorded in prior year restructuring activities. See Note 9 to the consolidated financial statements included in this report.

(7)
During fiscal 2002, we incurred selling and marketing expense and administrative expense totaling $0.9 million relating to the closing of administrative facilities located in Corsicana, Texas. In addition, we incurred restructuring and other charges totaling $10.6 million relating primarily to the consolidation of product development operations in California and the closing of the Corsicana facility, net of reductions recorded in prior year restructuring activities. See Note 9 to the consolidated financial statements included in this report.

(8)
During fiscal 2002, provision for income taxes includes $5.4 million of deferred income tax expense resulting from the revaluation of net deferred tax assets. We also incurred $0.1 million of current foreign income tax expense during fiscal 2002. See Note 6 to the consolidated financial statements included in this report.

(9)
Fiscal 2002 includes the accelerated recognition of imputed (non-cash) preferred stock dividends related to the conversion of $42.0 million shares of Series B redeemable convertible preferred stock into shares of common stock. See Note 7 to the consolidated financial statements included in this report.

(10)
The six-months ended December 31, 2001 contains a restructuring charge of $0.2 million and a net adjustment to other charges of $0.9 million related to the coin-operated videogame product line. See Note 9 to the consolidated financial statements included in this report.

(11)
Fiscal 2001 contains restructuring and other charges totaling $12.5 million relating to exiting our coin-operated videogame product line in the quarter ended June 30, 2001. See Note 9 to the consolidated financial statements included in this report.

(12)
Fiscal 2000 loss before income taxes includes charges related to market conditions and asset realization of $26.0 million or $16.2 million on an after-tax basis.

(13)
Fiscal 1999 operating income includes charges for settlement of litigation, restructuring and other unusual items of $13.0 million that reduced net income on an after-tax basis by $8.1 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We develop and publish interactive entertainment software. Videogames for play on home consoles or handheld devices are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. Most of our videogames have suggested retail prices on the initial release date ranging from $39.95 to $49.95 for console games and from $19.95 to $29.95 for handheld games.

        We have experienced operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we have implemented several restructuring plans, the most recent of which is described below. During the second half of 2003, we refocused our product strategy to: (i) build games for mature gamers; (ii) build over-the-top sports games and (iii) build games that leverage our proven intellectual properties and franchises. We are focusing our product development and marketing resources to build fewer, higher quality games with more marketing support than in the past. We are structuring our product release schedules and product launch timing to best position our products against their competition. We also plan to increase pre-launch awareness and visibility of our games with consumers through increased spending on media advertising and retail marketing. In addition, during 2003, we completed several financing transactions and hired a new chief executive officer to support and execute our refocused strategy. All of these efforts are designed to reverse the trend of large losses that we experienced in recent fiscal periods by reducing losses significantly in 2004 and eventually returning us to profitability.

Restructuring

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge of $4,998,000 during fiscal 2003. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs of $2,090,000 during fiscal 2003 related to this decision. The total number of employees expected to be terminated from these reductions is 157, of which 154 had been terminated as of December 31, 2003, resulting in restructuring charges of $3,311,000 for fiscal 2003. We experienced lower research and development costs in fiscal 2003 resulting from this decision. See "Results of Operations" following. The fiscal 2003 restructuring amounts were partially offset by reversals to previously accrued restructuring charges of $746,000 related to changes in estimates of severance costs and sublease income.

Financing Transactions

        During May 2003, we sold 3,500 shares of Series C redeemable convertible preferred stock and warrants to purchase 1,141,000 shares of our common stock for $35,000,000 in a private placement resulting in proceeds of $34,050,000, net of issuance costs. In conjunction with the sale of the Series C preferred stock, we redeemed the remaining 1,312.5 shares of outstanding Series B redeemable convertible preferred stock at the stated value of $13,125,000. See Note 7 to the consolidated financial statements included in this report.

        During October 2003, we completed a private placement of 9,317,886 shares of common stock, resulting in net proceeds of $23,457,000. Additionally, in October 2003, all of the Series C preferred stock and related warrants and purchase rights were exchanged for Series D redeemable convertible preferred stock and related warrants and purchase rights. See Notes 7 and 8 to the consolidated financial statements included in this report.

Chief Executive Officer

        During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. Mr. Nicastro continues to serve as the chairman of our board of directors. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered, and Mr. Nicastro entered into a severance agreement with us. Administrative expense includes $9,459,000 of charges incurred in fiscal 2003 related to the employment agreement and severance agreement with Mr. Nicastro. See Note 12 to the consolidated financial statements included in this report.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to our business operations. The interpretation of these policies requires management judgments and estimates of matters which ultimately may differ from actual results. For a discussion of our other significant accounting policies, refer to Note 1 to the consolidated financial statements included in this report.

Revenue recognition

        We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable and collectibility of the customer receivable is probable. We do not provide any significant customization of software or post contract support. If consumer demand for a product falls below expectations, we may grant price protection to spur further sales or accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts.

Price protection, returns and discounts

        We may grant price protection or discounts to, or allow product returns from, our customers under certain conditions. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. Price protection means credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted and (k) other relevant factors. Sell-through refers to consumer purchases of our product at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms, or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges.

        During fiscal 2003, 2002, the six-months ended December 31, 2001 and fiscal 2001, we recorded provisions for price protection, returns and discounts of $15,802,000, $27,824,000, $4,526,000 and $9,680,000, respectively. Such amounts are reflected in revenues. Our accounts receivable balance is reported net of an allowance for future price protection and discounts to be issued and future product returns to be accepted from sales made prior to the balance sheet date. At December 31, 2003 and

2002, our allowances for price protection, returns and discounts were $7,002,000 and $10,319,000, respectively. We believe these reserves are adequate based on historical experience and our current estimate of potential price protection, returns and discounts.

Doubtful accounts

        We evaluate the collectibility of our trade receivables and establish an allowance for doubtful accounts based on a combination of factors. We analyze significant customer accounts and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Additionally, we may record allowances for doubtful accounts related to customers based on length of time the receivable balance is outstanding, financial health of the customer and historical experience. This analysis requires management to make estimates of collectibility which may materially differ from actual collections. If circumstances related to our customers change, the amount and timing of bad debt expense for any period may be impacted.

        During fiscal 2003, 2002, the six-months ended December 31, 2001 and fiscal 2001, we recorded provisions for doubtful accounts of $312,000, $889,000, $1,003,000 and $2,494,000, respectively. Such amounts are included in administrative expense. Our accounts receivable balance is reported in the consolidated balance sheets net of an allowance for doubtful accounts from sales made prior to the balance sheet date. At December 31, 2003 and 2002, our allowances for doubtful accounts were $2,410,000 and $2,590,000. There were no significant unreserved amounts of doubtful accounts receivable with any major customers or classes of customers at December 31, 2003. We believe this allowance is adequate based on historical experience and our current estimate of doubtful accounts.

Capitalized software development

        Our capitalized product development costs principally consist of software development costs for videogames that will be sold to consumers through retailers. We account for software development in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by us when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us. After a product is released, the capitalized product development costs are amortized to expense based on the ratio of current sales to the total of current plus projected future sales for each game. This expense is recorded as a component of cost of sales.

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized costs for products that are cancelled are expensed in the period of cancellation. In addition, a charge to cost of sales is recorded when our forecast for a particular game indicates that unamortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. If a revised game sales forecast is less than management's current game sales forecast, or if actual game sales are less than management's forecast, it is possible we could accelerate the amortization of software development costs previously capitalized. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. Critical factors evaluated in estimating forecasted sales include, among other things: historical sales of similar titles, pre-launch awareness, game ratings from publications and websites, current demand and sell-through rates. Management judgments and estimates are used in the assessment of when technological feasibility is established and in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in materially different reported amounts of capitalized product development costs, research and development expense or cost of sales.

        During fiscal 2003, 2002, the six-months ended December 31, 2001 and fiscal 2001, we recorded capitalized product development cost impairment charges in cost of sales and, where appropriate, restructuring and other charges of $36,919,000, $13,362,000, $1,288,000 and $39,000, respectively. Our capitalized product development costs balances at December 31, 2003 and 2002 were $11,292,000 and $28,761,000, respectively. We believe our capitalized product development costs balance at December 31, 2003 is recoverable from future revenue activity.

Valuation of long-lived assets

        Long-lived assets, primarily property and equipment, are reviewed for other-than-temporary impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in our balance sheet may not be recoverable. When certain events or changes in circumstances occur, an estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. Historically, long-lived asset impairment charges, other than those incurred as a result of restructuring activities, have not been significant. The net book value of property and equipment at December 31, 2003 and 2002 was $13,272,000 and $19,345,000, respectively. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Future operating performance is affected by sales of our products and ability to meet product release schedules. The actual cash flows could materially differ from management's estimates due to changes in business conditions, operating performance and economic conditions. This may preclude us from realizing the future cash flows necessary to recover our long-lived assets resulting in an impairment charge recorded in the future.

Goodwill

        In accordance with SFAS 142, we evaluate whether any event has occurred which might indicate that the carrying value of goodwill is impaired. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test. We use October 1 as our annual measurement date and use market capitalization as an initial indicator of the fair value for the Company. We completed our current annual impairment test on October 1, 2003 and found no indicators of impairment of goodwill. As a result, we did not recognize an impairment loss. The net book value of goodwill at December 31, 2003 and 2002 was $33,464,000. Future goodwill impairment tests may result in a material charge to earnings if, for example, our enterprise fair value falls below our net book value.

Valuation of deferred tax assets

        We record a valuation allowance for the realization of deferred tax assets, resulting primarily from tax loss carryforwards. The amount of tax loss carryforward expected to be used within the carryforward period is limited to sources of future taxable income that are more likely than not to be generated within the carryforward period. The valuation allowance recorded is a reduction to the deferred tax asset, with a corresponding charge to the statement of operations. In the event we determine that we will realize our deferred tax asset in the future in excess of our net recorded amount, an increase to the net deferred tax asset would be recorded in the period such determination was made. Generating taxable income in subsequent periods and changes in estimates of future taxable income could affect the amounts of the net deferred tax assets and valuation allowances. At December 31, 2003 and 2002, we had valuation allowances of $88,856,000 and $45,384,000, respectively. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. See Note 6 to the consolidated financial statements included in this report.

Results of Operations

        The following table sets forth our operating results in dollars and expressed as a percentage of total revenues for the years ended December 31, 2003, 2002 and 2001. Amounts for the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements included in this report. Amounts for the comparable year ended December 31, 2001 are unaudited.

(Dollars in thousands)

	Twelve-Months Ended December 31,
	2003		2002		2001
					(Unaudited)
Revenues
Home video	$92,524	100.0%	$190,412	99.2%	$96,001	82.8%
Coin-operated video	—	—	1,445	0.8%	19,992	17.2%

Total revenues	92,524	100.0%	191,857	100.0%	115,993	100.0%
Cost of sales
Home video	113,305	122.5%	142,086	74.1%	57,811	49.8%
Coin-operated video	—	—	613	0.3%	17,467	15.1%

Total cost of sales	113,305	122.5%	142,699	74.4%	75,278	64.9%

Gross profit (loss)	(20,781)	(22.5)%	49,158	25.6%	40,715	35.1%
Research and development expense	22,809	24.7%	26,310	13.7%	44,562	38.4%
Selling and marketing expense	35,044	37.9%	47,281	24.6%	33,214	28.6%
Administrative expense	27,688	29.8%	17,211	9.0%	19,399	16.7%
Restructuring and other charges	9,653	10.4%	10,621	5.5%	7,026	6.1%

Operating loss	(115,975)	(125.3)%	(52,265)	(27.2)%	(63,486)	(54.7)%
Interest income and other expense, net	2,012	2.1%	3,919	2.0%	2,122	1.8%

Loss before income taxes	(113,963)	(123.2)%	(48,346)	(25.2)%	(61,364)	(52.9)%
Provision for income taxes	1,264	1.3%	5,477	2.9%	—	—

Net loss	(115,227)	(124.5)%	(53,823)	(28.1)%	(61,364)	(52.9)%
Preferred stock dividends:
Distributed	1,455	1.6%	1,159	0.6%	1,227	1.1%
Imputed	1,252	1.4%	18,636	9.7%	4,187	3.6%

Loss applicable to common stock	$(117,934)	(127.5)%	$(73,618)	(38.4)%	$(66,778)	(57.6)%

        We exited the coin-operated videogame product line in the quarter ended June 30, 2001. Accordingly, activity relating to the coin-operated videogame product line for fiscal 2003 and 2002 was not significant.

Fiscal 2003 Compared with Fiscal 2002

        The following table sets forth our total revenues by platform and territory for the periods indicated (dollars in thousands):

	Twelve-Months Ended December 31,
	2003		2002
Revenues by platform
Sony PlayStation 2 ("PS2")	$53,292	57.6%	$101,818	53.1%
Microsoft Xbox ("XBX")	22,804	24.6	42,017	21.9
Nintendo GameCube ("NGC")	8,068	8.7	31,496	16.4
Nintendo Game Boy Advance ("GBA")	4,713	5.1	8,891	4.6
Sony PlayStation ("PSX")	2,151	2.3	3,623	1.9
Other	1,496	1.7	2,567	1.3

Home video	92,524	100.0	190,412	99.2
Coin-operated video	—	—	1,445	0.8

Total Revenues	$92,524	100.0%	$191,857	100.0%

Revenues by territory
North America	$69,154	74.7%	$173,983	90.7%
International	23,370	25.3	17,874	9.3

Total Revenues	$92,524	100.0%	$191,857	100.0%

        North American revenues decreased 60.3% from $173,983,000 for fiscal 2002 to $69,154,000 for fiscal 2003. We released 28 videogames in North America during fiscal 2003 which represented $41,055,000 of revenue versus 42 videogames released in North America during fiscal 2002 which represented $155,165,000 of revenue. The decrease in revenues was due to releasing the latest version of our highly successful Mortal Kombat franchise in North America during 2002 and a decrease in the number of new releases from the prior year. During the second quarter of 2003, we made a decision to add more time and effort to the development of several games and to cancel one game that was in production. As a result of this decision, the release dates for several games were moved out of the third quarter of 2003 and into subsequent quarters, including quarters in 2004. While these operational decisions had an impact on 2003 revenues, we believe that lengthening product development schedules will give us the opportunity to enhance the product quality of future games to be released, which we believe is crucial to generating revenues given the highly competitive nature of our industry and the continuous introduction of new titles to the marketplace. Because of these factors, we expect North American revenues for fiscal 2004 to be higher than North American revenues for fiscal 2003. Our top selling videogames for fiscal 2003 in North America included: MLB SlugFest 20-04, SpyHunter 2 and NFL Blitz Pro all for the PS2 console released in 2003, as well as continued sales from our 2002 release of Mortal Kombat: Deadly Alliance for the PS2 and XBX consoles.

        International revenues increased 30.7% from $17,874,000 for fiscal 2002 to $23,370,000 for fiscal 2003. The increase in revenues is due to the international release of Mortal Kombat: Deadly Alliance for the PS2, XBX and NGC consoles, as well as for GBA handheld devices, during the first quarter of 2003. Our top selling videogames for fiscal 2003 outside of North America included: Mortal Kombat: Deadly Alliance for the PS2, XBX and NGC consoles, as well as for GBA handheld devices, and Freestyle Metal X for the PS2 console.

        Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Gross profit decreased $69,939,000 from a profit of $49,158,000 for fiscal 2002 to a loss of $20,781,000 for fiscal 2003. This decrease is due to decreases in sales volume of approximately 30.0% and in average per unit selling prices of approximately 30.5%. The lower average selling price is the result of a greater portion of fiscal 2003 revenues being derived from games released in prior years, which typically have lower price points in the current year than new releases. In addition, there were several new releases in fiscal 2003, including new intellectual properties as well as a budget title, that were introduced at lower selling points to attract consumer interest. Amortization and writedowns of capitalized product development costs, the largest portion of costs of sales, was $56,883,000 and $52,826,000 for fiscal 2003 and 2002, respectively. Included in these amounts are writedowns of capitalized product development costs, contributing to the decrease in gross margins. Aggregate writedowns of capitalized product development costs excluding amounts included in restructuring and other charges totaled $33,244,000 in fiscal 2003. We lowered our sales forecasts for several games in development resulting in a $31,101,000 writedown of capitalized product development costs, $18,187,000 of which relates to costs capitalized on games to be released in 2004. In addition, we cancelled development on games during 2003 resulting in a $2,143,000 writedown of capitalized development costs. This compares to aggregate writedowns in the prior year of $4,404,000, resulting from changes in sales forecasts for certain games resulting in charges of $4,155,000 and cancellation of one game resulting in a charge of $249,000.

        Research and development expense decreased $3,501,000 from $26,310,000 for fiscal 2002 to $22,809,000 for fiscal 2003. The decrease reflects reduced overhead costs after the restructuring efforts described in the "Overview" above. We are focusing on producing fewer titles per year yet increasing our product development spending per title to produce better quality games. The net impact of these factors resulted in lower research and development expense from fiscal 2002. For console titles introduced during fiscal 2003, the cost of development averaged approximately $6.0 million per title, consistent with console titles introduced during fiscal 2002.

        Selling and marketing expense decreased $12,237,000 from $47,281,000 for fiscal 2002 to $35,044,000 for fiscal 2003. The decrease is due to 28 new releases in fiscal 2003 compared to 42 new releases in the prior year. As described in the "Overview" above, although we anticipate releasing fewer titles in future years, we plan to increase pre-launch awareness of our games and increase advertising support of our games, including television, print and on-line advertising.

        Administrative expense increased $10,477,000 from $17,211,000 for fiscal 2002 to $27,688,000 for fiscal 2003. The increase in administrative expense was due to severance expense related to Neil D. Nicastro and increased charges related to legal proceedings of approximately $2,277,000 compared to the prior year. During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered and Mr. Nicastro entered into a severance agreement with us. Under the terms of an employment agreement and severance agreement with Mr. Nicastro, administrative expense includes $9,459,000 of charges incurred in fiscal 2003. See Note 12 to the consolidated financial statements included in this report. These increases were partially offset by prior year charges of approximately $684,000 related to the consolidation of administrative operations located in Corsicana with existing operations in Chicago.

        On a consolidated basis, restructuring and other charges for fiscal 2002 totaled $10,621,000 compared to $9,653,000 for fiscal 2003.

        Restructuring and other charges of $9,653,000 were recognized during fiscal 2003. For discussion of restructuring activities see "Overview" above and Note 9 to the consolidated financial statements included in this report. The fiscal 2003 charges related to severance of $3,311,000 for terminated employees and $2,090,000 of charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Included in the fiscal 2003 restructuring and other charges was the impairment of capitalized product development costs of $4,998,000 related to abandonment of titles associated with the consolidation of product development operations. Fiscal 2003 amounts were partially offset by reversals to previously accrued restructuring activities in the amount of $746,000 related to changes in estimates of severance costs and sublease income. See Note 9 to the consolidated financial statements included in this report.

        Restructuring and other charges of $10,621,000 were recognized during fiscal 2002. These charges related to severance of $1,207,000 for terminated employees and $562,000 of charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Also included in the 2002 other charges was impairment of capitalized product development costs of $8,958,000 related to abandonment of titles associated with the consolidation of product development operations. Prior year amounts were partially offset by reversals to previously accrued restructuring activities in the amount of $106,000 related to changes in estimates of sublease income. See Note 9 to the consolidated financial statements included in this report.

        Operating loss increased $63,710,000 from $52,265,000 for fiscal 2002 to $115,975,000 for fiscal 2003. This increase was due to the $69,939,000 decrease in gross profit and the $9,459,000 employment agreement and severance agreement expense related to Neil D. Nicastro included in administrative expense. These increased costs were partially offset by a $3,501,000 decrease in research and development expenses, a $12,237,000 decrease in selling and marketing expenses and a reduction in restructuring and other charges of $968,000 from the prior year.

        We provided $1,264,000 and $5,477,000 for income taxes for fiscal 2003 and 2002, respectively. These amounts primarily consisted of deferred tax expense related to goodwill of $1,313,000 and $4,147,000 for fiscal 2003 and 2002, respectively. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, at December 31, 2003 and 2002. See Note 6 to the consolidated financial statements included in this report.

        Loss applicable to common stock was $73,618,000, or $1.61 per share, for fiscal 2002 compared with a loss of $117,934,000, or $2.43 per share for fiscal 2003. Loss applicable to common stock for fiscal 2003 included a $1,263,000 distributed dividend and a $698,000 imputed dividend on our Series C and Series D convertible preferred stock or $0.04 per share and a $192,000 distributed dividend and a $554,000 imputed dividend on our Series B convertible preferred stock or $0.02 per share. Loss applicable to common stock fiscal 2002 included a $1,159,000 distributed dividend and an $18,636,000 imputed dividend on our Series B convertible preferred stock or $0.43 per share.

Fiscal 2002 Compared with Twelve-Months Ended December 31, 2001

        The following table sets forth our total revenues by platform and territory for the periods indicated (dollars in thousands):

	Twelve-Months Ended December 31,
	2002		2001
			(Unaudited)
Revenues by platform
Sony PlayStation 2	$101,818	53.1%	$54,399	46.9%
Microsoft Xbox	42,017	21.9	7,818	6.7
Nintendo GameCube	31,496	16.4	5,443	4.7
Nintendo Game Boy Advance	8,891	4.6	14,253	12.3
Sony PlayStation	3,623	1.9	7,069	6.1
Other	2,567	1.3	7,019	6.1

Home video	190,412	99.2	96,001	82.8
Coin-operated video	1,445	0.8	19,992	17.2

Total Revenues	$191,857	100.0%	$115,993	100.0%

Revenues by territory
North America	$173,983	90.7%	$103,149	88.9%
International	17,874	9.3	12,844	11.1

Total Revenues	$191,857	100.0%	$115,993	100.0%

        Home videogame revenues increased 98.3% from $96,001,000 for the comparable twelve-months ended December 31, 2001 to $190,412,000 for fiscal 2002. The increase was due to our releasing 42 products in North America during fiscal 2002 which represented $155,165,000 of revenue versus releasing 19 products in North America during the comparable twelve-months ended December 31, 2001 which represented $72,149,000 of revenue. The increase in new products was due to our strategy for the platform transition from 32 and 64-bit home videogame consoles to the new generation consoles including Sony's PlayStation 2, Microsoft's Xbox, and Nintendo's GameCube and Nintendo's 32-bit handheld Game Boy Advance, which required significant development efforts before we could release an increased number of games for these new consoles. Our top selling videogames for fiscal 2002 included: Mortal Kombat: Deadly Alliance, MLB SlugFest 20-03, NFL Blitz 20-03, SpyHunter and Gauntlet Dark Legacy.

        Home videogame gross margin decreased 14.4 percentage points from 39.8% for the comparable twelve-months ended December 31, 2001 to 25.4% for fiscal 2002. The decrease was due to the underperformance of titles released in the fourth quarter of 2002, including Defender, Haven: Call of the King and Dr. Muto. During that quarter, consumer demand was focused on more mature themes while these titles were youth oriented. As a result, additional reserves were established to provide anticipated price protection in order to stimulate consumer demand and clear the retail channel of inventories. Asset write-downs for inventory and capitalized product development costs in fiscal 2002 related to these titles totaled $12,100,000. Amortization of capitalized product development costs increased to 27.7% of revenues in fiscal 2002, compared to 11.7% in the comparable twelve-months ended December 31, 2001, due to higher capitalized product development costs associated with game development for the new generation platforms and lower revenues due to the underperformance of titles released in 2002.

        Research and development expense decreased $18,252,000 from $44,562,000 for the comparable twelve-months ended December 31, 2001 to $26,310,000 for fiscal 2002. The decrease was due to increased product development costs capitalized on new generation games and our exit from the coin-operated videogame product line. Gross research and development spending increased by $26,253,000 between the two periods; however, the portion of spending we capitalized increased by $44,505,000 during the same two periods. The development activity and expenditures for home videogames are much greater for new generation platforms than previous platforms. The newer generation of platforms provides many more capabilities than previous platforms which results in an increased number of people working to develop a more elaborate game and much longer development timelines to finalize a game. For console titles introduced during fiscal 2001 and fiscal 2000, the cost of development averaged approximately $2.0 million per title, as compared to an average cost per title of approximately $6.0 million for the new generation titles introduced during fiscal 2002. The increase in capitalized software development costs is due to an increase in software development costs being incurred after the point of technological feasibility and attaining technological feasibility earlier in the development process. All development costs subsequent to the establishment of technological feasibility are capitalized until that product is released for sale. The new generation platforms are more widely supported by vendors who supply tools which facilitate the attainment of technological feasibility earlier in the development process. Accordingly, with the use of these tools to attain technological feasibility earlier in the development process and the substantial increase in costs required to develop the newer generation games, the amounts capitalized as product development costs have increased.

        Selling and marketing expense increased $14,067,000 from $33,214,000 (28.6% of revenues) for the comparable twelve-months ended December 31, 2001 to $47,281,000 (24.6% of revenues) for fiscal 2002. The increase in spending was due to $8,829,000 of additional television and print advertising to promote the higher number of new products released during 2002. In addition, we shifted our strategy toward a larger, more expensive promotional campaign, including television and expanded print campaigns, for our 2002 Mortal Kombat: Deadly Alliance release. Sales commissions also increased $1,201,000 from $620,000 (0.5% of revenues) for the comparable twelve-months ended December 31, 2001 to $1,821,000 (1.0% of revenues) for fiscal 2002 due to a change in our mix of customers. We increased our Internet related marketing efforts during fiscal 2002, resulting in an increase of $907,000 related to such expenditures. The decrease in selling and marketing expense as a percentage of revenues from 28.6% of related revenues in 2001 to 24.6% of related revenues in 2002 is due to these costs being spread over significantly increased revenues.

        Administrative expense decreased $2,188,000 from $19,399,000 for the comparable twelve-months ended December 31, 2001 to $17,211,000 for fiscal 2002. The comparable twelve-months ended December 31, 2001 included $1,961,000 of goodwill amortization of which none was recorded for fiscal 2002 pursuant to the adoption of SFAS 142. See Note 1 to the financial statements included in this report. The comparable twelve-months ended December 31, 2001 also included $965,000 of bad debt expense and $200,000 of administrative expense related to the exit of the coin-operated videogame product line. See Note 9 to the consolidated financial statements included in this report. Administrative expense in fiscal 2002 increased for a number of items, including a $1,483,000 increase in legal expenses related to lawsuits and claims arising in the normal course of business and a $684,000 charge related to the consolidation of administrative operations located in Corsicana with existing operations in Chicago (see Note 9 to the consolidated financial statements included in this report).

        On a consolidated basis, restructuring and other charges for the comparable twelve-months ended December 31, 2001 was $7,026,000 compared to $10,621,000 for fiscal 2002.

        During 2002, we consolidated both product development and administrative departments. This consolidation was aimed at strategically focusing our efforts on a narrower core group of products. We believe that several benefits will accrue from the consolidation including: (1) lower overhead costs producing more cost-efficient operations; (2) greater focus on our key intellectual properties and (3) more flexible staffing of projects due to a concentration of our talent base in fewer locations. Restructuring costs incurred included severance for terminated employees, charges for operating lease space for which we will receive no future economic benefit, fixed asset disposals and various other charges. The total number of employees expected to be terminated was 55, of whom 51 had been terminated as of December 31, 2002. These charges totaled $1,769,000. In addition, three games being developed by terminated product development employees were cancelled due to the reduction in resources and our judgment about their prospects. Accordingly, all capitalized product development costs related to these games totaling $8,958,000 were written-off in 2002. In addition, we recorded a reversal of $106,000 of previously accrued restructuring charges related to changes in estimates of sublease income. See Note 9 to the consolidated financial statements included in this report.

        We exited our coin-operated videogame product line in the quarter ended June 30, 2001. Although coin-operated games were a traditional strength of ours, because of the contraction of the arcade game market we decided to focus on the home videogame market. The results of this decision included the termination of 109 employees during the twelve-months ended December 31, 2001 and resulted in a severance charge of $2,059,000. In addition, fixed assets related to the coin-operated videogame product line were written-off resulting in a charge of $3,070,000. The restructuring charges also included $1,037,000 of lease commitment costs, for which we will receive no future economic benefit, and administrative costs of $860,000. Cost savings from exiting the coin-operated videogame product line have been used to support the home videogame product line.

        Operating loss for fiscal 2002 was $52,265,000 compared with an operating loss of $63,486,000 for the comparable twelve-months ended December 31, 2001. The decrease in the operating loss is due to increased revenues from the release of products on new generation platforms and decreased research and development expense partially offset by increased selling and marketing expenses.

        We provided $5,477,000 and $0 for income taxes in fiscal 2002 and for the comparable twelve-months ended December 31, 2001, respectively. In fiscal 2002, the income tax expense was the result of a deferred tax expense relating to goodwill.

        During fiscal 2002, we received tax refunds totaling $13,626,000 based on net operating loss carryback claims filed with the Internal Revenue Service ("IRS") and state taxing authorities. The $12,900,000 IRS tax refunds were the result of tax legislation enacted in March 2002 that allowed companies to carryback 2001 net operating losses five years where previously they could be carried back two years. The $726,000 state tax refunds were also the result of net operating loss carryback claims.

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

Liquidity and Capital Resources

        Our principal source of cash is from distribution and sale of our videogames. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our videogame inventory and costs incurred to sell and market our videogames. As of December 31, 2003 our primary source of liquidity was $41,682,000 of cash and cash equivalents, compared with $48,983,000 at December 31, 2002. Our working capital at December 31, 2003 totaled $50,669,000, compared with $100,637,000 at December 31, 2002. Our cash requirements in recent fiscal periods have been funded through approximately $182,047,000 of net proceeds from financing activities, of which $57,344,000, $85,303,000 and $39,400,000 were received in fiscal 2003, the six-months ended December 31, 2001 and fiscal 2001, respectively.

        Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games. In March 2004, we entered into a new credit facility of up to $30,000,000 to provide additional liquidity to reach our goals. Under the new credit facility we have a $15,000,000 five-year term loan, a revolving line of credit up to $15,000,000 and up to $5,000,000 in letters of credit, which if outstanding, reduce availability under the revolving line of credit. Availability under the line of credit is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined by the new credit facility. See Note 13 to the consolidated financial statements included in this report. Management has the ability, if necessary, to implement further restructuring activities that would: substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.

        We actively manage our capital structure and balance sheet as a component of our overall business strategy. We have historically been successful raising capital in the equity markets and may seek to do so in the future if we deem such activity beneficial. In February 2004, we filed a shelf registration statement on Form S-3 with the SEC in connection with the possible offer and sale, from time to time on a delayed basis, of up to $100,000,000 aggregate amount of our common stock, preferred stock, warrants, rights, units and/or stock purchase contracts. We may issue shares of common stock in the future to settle outstanding obligations such as our redeemable convertible preferred stock, if terms and conditions allow, alleviating cash use requirements.

        In addition, under the terms of our agreements with WMS, approximately $6.5 million, which is presently reflected in other non-current liabilities on our balance sheet, will become immediately due and payable to WMS if we experience a change of control, which includes, among other things, any person or group becoming the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting stock.

        We had a letter of credit facility with a bank providing for the availability of up to $10,000,000 of letters of credit, which was terminated upon our entering into a new credit facility with a different bank in March 2004. See Note 13 to the consolidated financial statements included in this report. There were no letters of credit outstanding at December 31, 2003 and $541,000 of letters of credit outstanding at December 31, 2002.

        During fiscal 2003, cash used by operating, investing, financing activities and the effect of exchange rate changes was $7,301,000 compared with $37,899,000 during fiscal 2002.

        Net cash used in operating activities was $48,368,000 for fiscal 2003, compared to $59,942,000 for fiscal 2002. The fiscal 2003 net loss of $115,227,000 includes non-cash charges totaling $26,055,000, including $7,872,000 of depreciation and amortization and $16,114,000 of receivable provisions. In addition, amortization on capitalized product development costs totaled $60,558,000 for fiscal 2003. The amortization of capitalized product development costs includes aggregate writedowns of $36,919,000, $18,187,000 of which relates to costs capitalized on games to be released in 2004. The current year net loss was further offset by reductions from the prior year in both net receivables and inventories balances of $21,697,000 and $5,956,000, respectively. These balances were lower at December 31, 2003 than the beginning of the year due to the decreased sales volume experienced in 2003 compared to 2002. The decreased level of sales volume from 2002 to 2003 also resulted in an aggregate reduction of current liabilities during 2003 as lower levels of items such as trade and royalties payable were outstanding at December 31, 2003 than the beginning of the year, resulting in a net use of cash of $15,150,000. Additions to capitalized product development costs totaled $43,089,000 during 2003 compared to $70,572,000 during 2002. The decrease reflects restructuring efforts to reduce costs as described in the "Overview" above and Note 9 to the consolidated financial statements included in this report. We are focusing on producing fewer titles per year but increasing our product development spending per title to produce better quality games, resulting in a decrease in overall spending from 2002. During 2003, our Chairman of the Board, Neil Nicastro, ceased to serve as our chief executive officer, president and chief operating officer. Other noncurrent liabilities increased $5,229,000 from the beginning of the year as a result of an employment agreement and severance agreement with Mr. Nicastro. See "Off Balance Sheet Arrangements and Contractual Obligations" below for further details of this liability. In addition, in August 2003, we received $4,000,000 from WMS, pursuant to a settlement agreement dated August 11, 2003, relating to tax sharing and separation agreements between the two companies. Under the tax sharing and separation agreements, we are required to reimburse WMS for the majority of this balance under certain circumstances related to our use of our net operating loss carryforwards or if there is a change in control of Midway prior to use or expiration of all net operating loss carryforwards, as defined by the agreements. Accordingly, we have recorded $3,686,000 of this amount as a liability, which is reflected in other noncurrent liabilities on our consolidated balance sheet.

        The fiscal 2002 net loss of $53,823,000 includes non-cash charges totaling $43,296,000, including $8,469,000 of depreciation and amortization, $28,713,000 of receivable provisions and $5,390,000 of deferred income taxes. In addition, amortization on capitalized product development costs totaled $61,784,000 for fiscal 2002. However, changes in net operating assets resulted in a net use of cash of $111,199,000. The increase in the net use of cash resulted from an approximate 83% increase in fourth quarter revenues for fiscal 2002 compared to fourth quarter revenues for the comparable twelve-months ended December 31, 2001, driven by the release of Mortal Kombat: Deadly Alliance in November 2002. We recognized an increased level of revenues for which we had not yet received cash. Since the game was released in the latter half of November 2002, a substantial amount of related receivables remained outstanding at December 31, 2002.

        Net cash used in investing activities of $2,068,000 for fiscal 2003 was for the purchase of property and equipment. Net cash provided by investing activities of $32,558,000 for fiscal 2002 resulted from a $41,000,000 net decrease in short-term investments offset by $8,442,000 for purchases of property and equipment.

        Net cash provided by financing activities for fiscal 2003 of $43,132,000 was the result of the net proceeds from the sale of the Series C convertible preferred stock and warrants of $34,050,000, less the redemption of the remaining Series B convertible preferred stock of $13,125,000, plus net proceeds from the private placement of common stock of $23,457,000 and less payment of preferred stock dividends of $1,087,000. See Notes 7 and 8 to the consolidated financial statements included in this report. Net cash used in financing activities of $10,752,000 for fiscal 2002 was the result of the purchase of treasury stock of $9,622,000 less the payment of preferred stock dividends of $1,363,000, plus the cash received from the exercise of stock options of $233,000.

        Management believes that our cash and cash equivalents on-hand at December 31, 2003 of $41,682,000, along with proceeds provided by and available under bank financing secured in March 2004, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and our other presently anticipated needs, which includes items disclosed in "Off Balance Sheet Arrangements and Contractual Obligations" below, for at least the next twelve months.

Off Balance Sheet Arrangements and Contractual Obligations

        We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property used in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. In accordance with GAAP, these obligations are not recognized as liabilities in our consolidated balance sheet.

        The following table summarizes the scheduled expiration of our contractual obligations as of December 31, 2003 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(1)	5,700	1,863	3,180	657	—
Purchase obligations(2)	8,331	7,301	1,030	—	—
Other long-term liabilities(3)(4)	13,884	880	3,334	2,634	7,036
Redeemable convertible preferred stock(5)	35,000	—	35,000	—	—
Dividends to be distributed on redeemable convertible preferred stock(6)	4,433	2,013	2,420	—	—

Total	$67,348	$12,057	$44,964	$3,291	$7,036

(1)
Excludes operating lease commitments expensed in conjunction with restructuring efforts for which we will receive no future economic benefit, which are reflected on our consolidated balance sheet at December 31, 2003. Amounts are net of related sublease income.

(2)
Includes minimum payments due under various licensing agreements and third party developer agreements. Purchase obligations assume transactions are carried to contractual term and do not reflect cancellations within our control; such cancellations could result in amounts owed being less than those reflected above.

(3)
These items are reflected on our consolidated balance sheet at December 31, 2003 in current and noncurrent liabilities, as appropriate.

(4)
Other long-term liabilities include a severance agreement with Mr. Nicastro to be settled in shares of common stock in the aggregate amount of $3,951,000: $768,000 (1-3 years), $2,634,000 (3-5 years) and $549,000 (after 5 years). An additional amount due Mr. Nicastro of $1,963,000 (1-3 years) is convertible into shares of common stock at the amount of $3.28 per share at the election of Mr. Nicastro. For a description of employment agreements with our named executives, which are not reflected in the table above, refer to "Item 11. Executive Compensation." Other long-term liabilities also include amounts owed WMS for tax-sharing arrangements totaling $6,487,000 (after 5 years) and are further described in Note 12 to the consolidated financial statements included in this report. The remaining $1,483,000 relates to other various contractual obligations.

(5)
Assumes Series D redeemable convertible preferred stock remains outstanding until the redemption date of March 15, 2006. We may elect to redeem all or part of the Series D preferred stock in cash or by converting all or a part of the shares of Series D preferred stock into common stock, under certain circumstances. In addition, the holders of the Series D preferred stock may convert their shares into shares of common stock at any time. See Note 7 to the consolidated financial statements included in this report.

(6)
Assumes Series D redeemable convertible preferred stock remains outstanding until the redemption date of March 15, 2006. Dividends may be paid in cash or at our option in registered shares of our common stock, under certain circumstances. See Note 7 to the consolidated financial statements included in this report.

        In March 2004, we entered into a new credit facility of up to $30,000,000 to provide additional liquidity. Under the new credit facility we have a $15,000,000 five-year term loan, a revolving line of credit up to $15,000,000 and up to $5,000,000 in letters of credit, which if outstanding, reduce availability under the revolving line of credit. Availability under the line of credit is limited by the borrowing base, which is a function of eligible accounts receivable and collections, as defined by the new credit facility. See Note 13 to the consolidated financial statements included in this report.

Impact of Inflation

        In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

Seasonality

        The videogame business is highly seasonal and generally has experienced higher revenues in the quarters ended September 30 and December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during the quarters in which we release a significant number of games. Typically this has been the quarters ended September 30 and December 31.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risks arising in the ordinary course of business, primarily associated with foreign currency fluctuations. We had no debt or letters of credit outstanding on December 31, 2003. We have not entered into any financial instruments either for trading or for other purposes.

Interest Rate Risk

        At December 31, 2003 and 2002, we had no short-term investments. At December 31, 2003, we had a letter of credit facility which was based on variable interest rates, under which there were no borrowings outstanding. At December 31, 2002, we had a letter of credit facility and revolving line of credit which were based on variable interest rates. At December 31, 2002, no borrowings were outstanding under the revolving line of credit and letters of credit were $541,000, representing 0.27% of total assets at December 31, 2002. We do not believe that interest rate risk was material to us at December 31, 2003 or 2002.

Foreign Currency Risk

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP") and the Euro which may result in a loss or gain of earnings to us. We monitor the volatility of the GBP and the Euro (and all other applicable currencies) frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks if we determine that such hedging activities are appropriate to reduce risk.

        We had a cumulative foreign currency translation loss of $919,000 and $436,000 reflected in stockholders' equity as of December 31, 2003 and 2002, respectively. We do not believe that foreign currency risk was material at December 31, 2003 or 2002.

Item 8. Financial Statements and Supplementary Data.

        Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information about us and our subsidiaries, including the information required to be disclosed in our filings under the Securities Exchange Act of 1934, is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

        No change was identified in connection with the evaluation described above that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Identification of Directors and Executive Officers.    Below is information about our executive officers and directors. Neil D. Nicastro is the son of Louis J. Nicastro; and Jay N. Whipple III is the son-in-law of William C. Bartholomay. Otherwise, there is no family relationship between any of our directors or executive officers. Each director is elected until the next annual meeting, or until his earlier resignation or removal. Executive officers are elected annually by the Board of Directors.

Name and Age	Position(s) with Midway	Committee(s)
David F. Zucker (41)	President and Chief Executive Officer
Kenneth J. Fedesna (54)	Executive Vice President—Product Development(1)
Thomas E. Powell (42)	Executive Vice President—Finance, Treasurer and Chief Financial Officer
Mark S. Beaumont (48)	Senior Vice President—Entertainment
David W. Nichols (50)	Senior Vice President—Administration and Operations
Steven M. Allison (36)	Senior Vice President and Chief Marketing Officer
Deborah K. Fulton (40)	Senior Vice President, Secretary and General Counsel
Miguel Iribarren (37)	Vice President—Corporate Communications and Strategic Planning
Neil D. Nicastro (47)	Chairman of the Board
Harold H. Bach, Jr. (71)	Director
William C. Bartholomay (75)	Director	(2); (3); (4)*
William E. McKenna (84)	Director	(3)*; (4); (5)
Norman J. Menell (72)	Director	(2)*
Louis J. Nicastro (75)	Director
Harvey Reich (74)	Director	(4); (5)*
Ira S. Sheinfeld (66)	Director
Robert N. Waxman (67)	Director	(3)
Jay N. Whipple III (47)	Director
Richard D. White (50)	Director	(3)

(1)
Director until June 12, 2003.

(2)
Member of the Nominating and Corporate Governance Committee

(3)
Member of the Audit Committee

(4)
Member of the Compensation Committee

(5)
Member of the Stock Option Committee

(*)
Indicates chairman of committee whose number precedes the *.

        David F. Zucker has been our President and Chief Executive Officer since May 6, 2003. Prior to that he was President and Chief Operating Officer of Playboy Enterprises, Inc., a men's lifestyle and adult entertainment company, from July 2002 to May 2003. From October 2000 to June 2002 he was President and Chief Executive Officer of Skillgames, LLC, and Managing Director of Walker Digital, LLC, online "pay for play" games companies. From February 1999 to September 2000 he was President and Chief Executive Officer of Diva Systems Corporation, an interactive television and information technology company. From 1988 to January 1999, Mr. Zucker served in a number of executive positions for The Walt Disney Company, a global entertainment company, including Executive Publisher of Travel Agent Magazine; Manager of Current Series for ABC Television; Vice President of Programming for ESPN; and Executive Vice President of ESPN, Inc. and the Managing Director of ESPN International, Inc.

        Kenneth J. Fedesna has been our Executive Vice President—Product Development since May 2000 and was our Executive Vice President—Coin-Op Video from 1996 until May 2000. Mr. Fedesna served as our Vice President and General Manager from 1988 to 1996. He also served as Vice President and General Manager of Williams Electronics Games, Inc., a subsidiary of WMS, for over five years until August 1999. Mr. Fedesna served on our Board of Directors from 1996 until June 12, 2003.

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

        Mark S. Beaumont has served as our Senior Vice President—Entertainment since October 17, 2003. Prior to that, since January 2002, he served as our Senior Vice President—Publishing. He has served as Senior Vice President—Business Development of our wholly-owned subsidiary, Midway Games West Inc., since January 2000. Mr. Beaumont provided marketing and business development consulting services to Midway from October 1999 to January 2000. Prior to joining Midway, from 1996 to 1999, Mr. Beaumont was Executive Vice President and General Manager of U.S. Operations for Psygnosis, a division of Sony Corporation of America.

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

        Steven M. Allison joined us as Senior Vice President—Marketing and Chief Marketing Officer on December 22, 2003. Prior to joining us, he was Vice President of Marketing and Business Development, Atari/Infogrames, from December 2001 to December 2003. Prior to that, he served as Infogrames' Vice President of New Business Development and Production Content, from May 2000 to December 2001, Vice President of Licensing and Product Planning from October 1999 to April 2000, and Director of Product Marketing from April 1999 to October 1999. Before joining Infogrames, Mr. Allison was Director of Product Marketing at Accolade, Inc. from 1998 to April 1999.

        Deborah K. Fulton has served as our Senior Vice President, Secretary and General Counsel since January 30, 2002. She served us as Vice President, Secretary and General Counsel from May 2000 to January 30, 2002. She was employed by us as Senior Counsel from March 1998 until May 2000 and by WMS as Senior Counsel from 1994 to 1998. Formerly, she was employed by the law firm of Gardner Carton & Douglas from 1988 until 1994.

        Miguel Iribarren has served as our Vice President, Corporate Communications and Strategic Planning, since February 2002. Prior to joining Midway, Mr. Iribarren was a Vice President, Research for Wedbush Morgan Securities. At Wedbush, where he worked from May 2000 to February 2002, Mr. Iribarren was responsible for research on the interactive entertainment industry. From 1993 to May 2000, Mr. Iribarren was employed by the Atlantic Richfield Corporation, an oil and gas company, in various finance and planning positions, ultimately serving as Manager, Corporate Finance.

        Neil D. Nicastro joined our Board in 1988 and was our President and Chief Operating Officer from 1991 until May 6, 2003. In 1996, Mr. Nicastro became Chairman of the Board and Chief Executive Officer, having served as Co-Chief Executive Officer since 1994. Mr. Nicastro also served in other executive positions for us in the past. Mr. Nicastro has served as a director of WMS Industries Inc., our former parent company, since 1986 and as consultant to WMS since 1998. Mr. Nicastro became sole Chief Executive Officer of WMS in 1996, Co-Chief Executive Officer in 1994, President in 1991 and Chief Operating Officer in 1991. Mr. Nicastro resigned from his offices with WMS in April 1998 to devote his full business time to Midway.

        Harold H. Bach, Jr. joined our Board in 1996 and served as our Chief Financial Officer and an Executive Vice President from 1996 to September 2001, when he retired. Mr. Bach served as our Senior Vice President—Finance and Chief Financial Officer from 1990 to 1996, and he served as our Treasurer from 1994 to April 2001. Mr. Bach also served as Vice President—Finance, Chief Financial and Chief Accounting Officer of WMS for over five years until September 1999. Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989). Mr. Bach is a director of WMS.

        William C. Bartholomay joined our Board in 1996. Mr. Bartholomay was appointed Group Vice Chairman of Willis Group Holdings, Inc. and Vice Chairman of its principal U.S. subsidiary, Willis North America, a global insurance brokerage, in August 2003. For more than five years previous to this appointment, Mr. Bartholomay served as President and a director of Near North National Group, insurance brokers in Chicago, Illinois. He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of AOL-Time Warner, Inc. since 1994, having also held that office during the period 1976-1992. He is Chairman of the Board of the Atlanta Braves baseball team. Mr. Bartholomay is a director of WMS. He is also a director and audit committee member of International Steel Group Inc.

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

        Louis J. Nicastro joined our Board in 1988. He was the Chief Executive Officer of WMS from 1998 until June 2001 and was also its President from 1998 to April 2000. He has served as Chairman of the Board of WMS since its incorporation in 1974. Mr. Nicastro also served WMS as Chief Executive Officer or Co-Chief Executive Officer from 1974 to 1996 and as President (1985-1988, 1990-1991), among other executive positions. Mr. Nicastro also served as Chairman of the Board and Chief Executive Officer of WHG Resorts & Casinos Inc. and its predecessors from 1983 until 1998. He also served as our Chairman of the Board and Chief Executive Officer or Co-Chief Executive Officer from 1988 to 1996 and our President from 1988 to 1991.

        Harvey Reich joined our Board in 1996. He was a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for over five years until his retirement from that firm in 1998. He is a director of WMS.

        Ira S. Sheinfeld joined our Board in 1996. He has been a partner of the law firm of Hogan & Hartson L.L.P., and its predecessor law firm, Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York for over five years. He is a director of WMS.

        Robert N. Waxman, CPA, joined our Board on December 31, 2003. Mr. Waxman has been a Principal of Corporate Finance Advisory, a New York-based consulting firm, for over five years.

        Jay N. Whipple III joined our Board on December 31, 2003. Mr. Whipple is President of J. N. Whipple, Inc., a money management firm, and is Chairman of Osprey Partners, LLP, a provider of portfolio tracking software and has served in both of these positions for over five years. Mr. Whipple is a director of Corillian Corporation, and is chairman of their Audit Committee.

        Richard D. White joined our Board in 1996. Since May 2002, Mr. White has been a private investor and President of Aeolus Capital Group LLC, an investment management and financial advisory group. He was a Managing Director of CIBC Capital Partners, New York, New York, an affiliate of CIBC World Markets Corp. and its predecessor, Oppenheimer & Co., Inc., for over five years until May 2002. Mr. White is a director and audit committee member of G-III Apparel Group, Ltd., a manufacturer, designer and importer of leather and non-leather apparel. Mr. White is also a director and audit committee member of ActivCard, Inc., a developer and marketer of digital identity and authentication software and hardware systems.

        Section 16(a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during fiscal 2003, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

        Audit Committee Membership.    The Board has a standing Audit Committee, consisting of Messrs. Bartholomay, McKenna, Waxman and White.

        Audit Committee Financial Expert.    The Board has determined that each of William E. McKenna, Robert N. Waxman and Richard D. White is a "financial expert" serving on its Audit Committee, and that each of Messrs. McKenna, Waxman and White is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

        Code of Business Conduct and Ethics.    We have adopted a code of business conduct and ethics that applies to our principal executive officer and our principal financial and accounting officer. The code has been filed as an exhibit to this annual report and can be found on our website at www.investor.midway.com. We will provide, without charge, a copy of our Code of Business Conduct and Ethics upon request to: Investor Relations, Midway Games Inc., 2704 West Roscoe Street, Chicago, Illinois 60618.

Item 11. Executive Compensation.

        The summary compensation table below sets forth the compensation earned during fiscal 2003, fiscal 2002, the transition period and fiscal 2001 by our former Chief Executive Officer, our current Chief Executive Officer and our four next most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation							LongTerm Compensation Awards
Name and Principal Position	Fiscal Year		Salary($)		Bonus($)		Other Annual Compensation($)(1)	Restricted Stock Award($)		Securities Underlying Options(#)	All Other Compensation($)
Neil D. Nicastro Chairman of the Board(2)	2003 2002 2001 2001	*	165,765 602,000 302,000 —	(3) (3) (3) (4)	— — — —		27,286 15,665 2,318 10,680	— — — —		175,000 485,806 — —	9,582,210 170,149 84,763 169,959	(5) (6) (6) (6)
David F. Zucker President and Chief Executive Officer(7)	2003		390,000		300,000	(8)	3,646	446,250	(9)	1,825,968	—
Kenneth J. Fedesna Executive Vice President— Product Development	2003 2002 2001 2001	*	278,906 325,000 162,500 325,000	(10)	— — — —		26,303 27,525 3,600 11,209	— — — —		50,000 119,677 — —	1,796 2,346 1,250 2,500	(11) (11) (11) (11)
Thomas E. Powell Executive Vice President— Finance, Treasurer and Chief Financial Officer(12)	2003 2002 2001 2001	*	238,541 300,000 129,231 46,154	(13)	— — 87,692 —		6,599 4,971 1,082 1,305	— — — —		50,000 142,903 — 100,000	— — — —
Mark S. Beaumont Senior Vice President— Entertainment(14)	2003 2002		256,538 245,000		— —		63 —	— —		60,000 25,000	— —
David W. Nichols Senior Vice President—Administration and Operations(15)	2003 2002		221,245 225,000	(16)	— —		4,971 1,868	— —		20,000 30,676	— —

*
Six-month transition period ended December 31, 2001.

(1)
Represents payments made under our Exec-U-Care insurance program.

(2)
Mr. Nicastro was our Chief Executive Officer, President and Chief Operating Officer until May 6, 2003. He remains as Chairman of the Board.

(3)
Mr. Nicastro's former employment agreement with us permitted him to receive advances against estimated bonus payments. Advances were made in the first six months of fiscal 2000 for bonuses accrued that were reversed in the second six months of fiscal 2000 totaling $984,000. Mr. Nicastro applied salary of $102,000 during fiscal 2003, $580,000 during fiscal 2002 and $302,000 during the transition period to the repayment of these advances. See "Item 13. Certain Relationships and Related Transactions—Other Related Party Transactions." Fiscal 2003 amounts also represent a reduction in salary of $123,871 due to Mr. Nicastro's participation in our salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

(4)
On May 4, 2000, our Board granted to Mr. Nicastro an option to purchase 300,000 shares of our common stock in lieu of his salary for fiscal 2001, which he waived. The option expires on June 30, 2005. The exercise price is $7.00 per share.

(5)
Includes life insurance premiums of $2,211, $4,000,000 of severance paid to Mr. Nicastro pursuant to the terms of his severance agreement, $1,963,460 of deferred severance payable to Mr. Nicastro pursuant to the terms of his severance agreement, $64,552 of interest due to Mr. Nicastro on the deferred severance, $110,311 paid to Mr. Nicastro, representing the cash surrender value of his life insurance policies and $175,895 equal to conversion value of Mr. Nicastro's deferred severance in the event that Mr. Nicastro elects to have his deferred severance paid to him in shares of common stock. The remaining $3,265,781 represents amounts accrued for Mr. Nicastro's retirement benefits, and not yet paid, under the terms of Mr. Nicastro's severance agreement. See "Employment Agreements" below.

(6)
Includes life insurance premiums of $2,677 for fiscal 2002, $1,027 for the transition period and $2,091 for fiscal 2001. The remaining amounts represent amounts accrued for Mr. Nicastro's retirement benefits, and not yet paid, under the terms of Mr. Nicastro's former employment agreement. Pursuant to a letter agreement amending Mr. Nicastro's former employment agreement on October 30, 2000, Mr. Nicastro received contractual retirement benefits in the form of 607,846 shares of our common stock to be delivered to him over time beginning upon the later to occur of (1) his 45th birthday (October 25, 2001), or (2) the date of his termination from our employ. On October 30, 2000, we valued these retirement shares at $3,950,999, determined by multiplying 607,846 shares by $6.50, the closing price of our common stock on the NYSE on that date. For accrual purposes, we also assumed that Mr. Nicastro's employment with us would terminate on his 65th birthday, October 25, 2021, which was 260 months after October 2000. Immediately prior to entering into the October 30, 2000 letter agreement, we had recorded on our books an accrual in the amount of $322,362 which related to contractual retirement benefits afforded to Mr. Nicastro in earlier agreements. The retirement benefits of those earlier agreements were superceded by the October 30, 2000 letter agreement. Therefore, we applied the existing accrual balance to the $3,950,999 fair value of the Retirement Shares, leaving a remaining balance of $3,628,637. Dividing the $3,628,637 balance by the estimated 260 months, we calculated an accrual of $13,956 per month for Mr. Nicastro. These amounts accrued for each year are reflected in this column of the Summary Compensation Table. See "Employment Agreements" below.

(7)
Mr. Zucker joined Midway on May 6, 2003.

(8)
Represents a $150,000 signing bonus under Mr. Zucker's employment agreement, and an additional bonus of $150,000 received in December 2003.

(9)
Represents the fair value of the restricted stock award granted to Mr. Zucker on May 6, 2003 pursuant to his restricted stock agreement, calculated by multiplying the 125,000 restricted shares of common stock by $3.57, the closing price of our common stock on the NYSE on that date. See "Employment Agreements" below.

(10)
Mr. Fedesna reduced his fiscal 2003 salary by $46,451 in connection with his participation in the salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

(11)
Represents life insurance premiums.

(12)
Mr. Powell joined Midway on April 9, 2001.

(13)
Mr. Powell reduced his fiscal 2003 salary by $61,935 in connection with his participation in the salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

(14)
Mr. Beaumont served as our Senior Vice President—Publishing, from January 30, 2002 to October 17, 2003, and since that date, he has served as our Senior Vice President—Entertainment.

(15)
Mr. Nichols has served as our Senior Vice President—Administration and Operations, since January 30, 2002.

(16)
Mr. Nichols reduced his fiscal 2003 salary by $3,784 in connection with his participation in the salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

Stock Options

        During fiscal 2003, the following options to purchase common stock were granted under our stock option plans to the persons named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
		Individual Grants
		% of Total Options Granted to Employees in Fiscal Year
	Options Granted(#)		Exercise Price ($/Share)	Expiration Date
Name					5%($)	10%($)
Neil D. Nicastro	25,000 150,000	0.7 4.4	3.15 2.93	9/18/2013 10/12/2013	128,275 715,899	204,257 1,139,950
David F. Zucker	500,000 1,000,000 25,000 300,968	14.8 29.6 0.7 8.9	3.57 3.57 3.15 2.92	5/5/2013 5/5/2013 9/18/2013 10/13/2013	2,907,577 5,815,154 128,275 1,431,516	4,629,830 9,259,661 204,257 2,279,450
Kenneth J. Fedesna	50,000	1.5	2.35	8/12/2013	191,395	304,765
Thomas E. Powell	50,000	1.5	2.35	8/12/2013	191,395	304,765
Mark S. Beaumont	60,000	1.8	2.35	8/12/2013	229,674	365,718
David W. Nichols	20,000	0.6	2.35	8/12/2013	76,558	121,906

(1)
The assumed appreciation rates are examples set by rules promulgated under the Securities Exchange Act of 1934 and are not related to or derived from the historical or projected prices of our common stock.

        The following table sets forth information with respect to the number and year-end values of options to purchase common stock owned by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at 12/31/03(#)		Value of Unexercised In-the-Money Options at 12/31/03($)(1)
	Shares Acquired on Exercise(#)	Value Realized($)
Name			Exercisable/	Unexercisable	Exercisable/	Unexercisable
Neil D. Nicastro	—	—	2,341,164/	210,000	160,750/	0
David F. Zucker	—	—	25,000/	1,800,968	18,250/	753,929
Kenneth J. Fedesna	—	—	308,906/	90,000	0/	76,500
Thomas E. Powell	—	—	162,903/	130,000	0/	76,500
Mark S. Beaumont	—	—	36,250/	98,750	0/	91,800
David W. Nichols	—	—	84,682/	59,250	0/	30,600

(1)
Based on the closing price of our common stock on the NYSE on December 31, 2003, which was $3.88 per share.

        We have adopted a 2002 Non-Qualified Stock Option Plan, a 2002 Stock Option Plan, a 2000 Non-Qualified Stock Option Plan, a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan. The plans provide for the granting of stock options to our directors, officers, employees, consultants and advisors.

        During fiscal 2002, we adopted a salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan. Employees and Directors who elected to participate in the program voluntarily elected to reduce their base salary or director's fee for a one-year period beginning in January 2003. For each dollar of salary or fee reduction, employees and directors were granted options to purchase one and one-half shares of our common stock at an exercise price of $5.29. The options vested over fiscal 2003, and are exercisable until September 2, 2012. The following table shows the reduction in fees and corresponding number of options granted to the participating directors:

Name	Reduction In Fees($)	Options Granted(#)
Harold H. Bach Jr.	$6,709	10,063
William C. Bartholomay	$7,742	11,613
William E. McKenna	$7,742	11,613
Norman J. Menell	$6,709	10,063
Louis J. Nicastro	$6,709	10,063
Harvey Reich	$7,185	10,777
Ira S. Sheinfeld	$6,709	10,063
Richard D. White	$7,225	10,838

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

        The following is a summary of additional information about securities authorized for issuance under our equity compensation plans as of December 31, 2003:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	5,416,466	$11.18	1,713,823
Equity compensation plans not approved by stockholders	5,813,366	$5.62	2,100,909
Total	11,229,832	$8.30	3,814,732

        The average exercise price of outstanding options, at March 8, 2004, was approximately $8.31 per share. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information about options held by officers and directors of Midway.

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

Compensation of Directors

        We pay a fee of $32,500 per year to each director who is not also our employee. A director who serves as the chairman of the Compensation Committee or Stock Option Committee of the Board receives a further fee of $2,500 per year for his services in that capacity. A director who serves as the chairman of the Nominating and Corporation Governance Committee of the Board receives a further fee of $7,500 per year for his services in that capacity and each other member of that Committee receives an additional fee of $5,000 per year. A director who serves as the chairman of the Audit Committee of the Board receives a further fee of $20,000 per year for his services in that capacity and each other member of that committee receives an additional fee of $15,000 per year.

        During fiscal 2002, each of our directors elected to reduce their fiscal 2003 fees under the salary and director fee reduction/stock option program in exchange for options to purchase our common stock. These options vest ratably over a one-year period commencing January 1, 2003. In addition, some of our directors are eligible to receive reimbursement for certain health insurance costs under our Exec-U-Care insurance program. In fiscal 2003, we paid the following fees to directors under this program: $11,967 to Harold H. Bach Jr., $27,286 to Neil D. Nicastro, and $4,350 to Richard D. White.

        On September 19, 2003, each of the following directors were granted an option to purchase 25,000 shares of our common stock, at an exercise price of $3.15: Messrs. N. Nicastro, L. Nicastro, Bach, Bartholomay, McKenna, Menell, Reich, Sheinfeld and White.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2003, Messrs. Bartholomay (Chairman), McKenna and Reich served on our Compensation Committee, and Messrs. McKenna and Reich (Chairman) served on our Stock Option Committee. No member of our Compensation Committee or our Stock Option Committee is or was an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed under this heading, except that Mr. Bartholomay is Group Vice Chairman of Willis Group Holdings, Inc. and Vice Chairman of Willis North America, Inc., insurance brokers, which we retained to provide insurance brokerage services during fiscal 2003 and propose to retain for insurance brokerage services during the current fiscal year.

Employment Agreements

        Neil D. Nicastro is the chairman of our board of directors. Until May 6, 2003, we employed Mr. Nicastro as our chief executive officer, chief operating officer and president under an employment agreement dated July 1, 1996, as amended. His annual base salary was $600,000. Under the agreement, upon the termination of his employment by Midway, Mr. Nicastro was entitled to receive cash severance payments and delivery of 607,846 shares of Midway common stock in lieu of cash retirement payments (the "Retirement Shares").

        On May 6, 2003, David F. Zucker succeeded Mr. Nicastro as our chief executive officer and president. As a result of this event, the severance provisions of Mr. Nicastro's employment agreement were triggered. On the same date, we entered into a severance agreement with Mr. Nicastro that supersedes the termination provisions under his employment agreement.

        Under the severance agreement, Mr. Nicastro received a $4,000,000 cash payment and is due $1,963,460, payable in May 2006. This deferred severance amount earns interest at the annual rate of 5%, with interest payments due to Mr. Nicastro quarterly. After April 6, 2006 and prior to May 1, 2006, Mr. Nicastro may convert this deferred severance amount into up to 599,259 shares of common stock (the "Conversion Shares") at the conversion price of $3.28 per share. In addition, beginning on June 1, 2006, Mr. Nicastro will receive the Retirement Shares over a three-year period at the rate of 16,884 shares per month and 22 additional shares during the 36th month. We also surrendered Mr. Nicastro's life insurance policies for their cash value and paid $110,311 of the proceeds to Mr. Nicastro.

        If, for any consecutive 30 trading days prior to April 2006, the weighted average price of our common stock is at least (a) $7.50 per share in the case of the Retirement Shares or (b) $10.00 per share in the case of the Conversion Shares, then Mr. Nicastro will have the right to receive these respective shares within 5 business days. Upon a change of control of Midway, the Retirement Shares and deferred severance amount (or Conversion Shares, at Mr. Nicastro's option) will become immediately due to Mr. Nicastro.

        So long as Mr. Nicastro continues to serve as a director of Midway, (a) Midway will continue to pay for medical, hospital and dental insurance for Mr. Nicastro, his spouse and his children until age 25, to the extent such expenses are not otherwise reimbursed by insurance coverage; and (b) Midway will continue to provide an office and secretary for Mr. Nicastro's use at Midway's principal offices.

        If any portion of the amount paid to Mr. Nicastro is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then we must pay additional compensation to Mr. Nicastro to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

        We employ David F. Zucker as our President and Chief Executive Officer under the terms of an Employment Agreement dated May 6, 2003. Mr. Zucker's base salary is $600,000 per year. The agreement provides for bonus compensation of up to $300,000 for fiscal 2003, and up to 100% of his base salary each year thereafter, based upon financial and other performance criteria mutually agreed to annually between Mr. Zucker and the Board of Directors. The agreement has an initial term of two years ending May 6, 2005 and automatically renews thereafter for successive one-year periods until terminated.

        The employment agreement also provides that Mr. Zucker may participate in and receive the benefits of any disability, hospitalization, insurance, medical service or other health-related employee benefit plan, or any pension or retirement plan, that is generally available to executive employees, including the Exec-U-Care insurance program.

        The employment agreement will terminate automatically upon Mr. Zucker's death. We may terminate the employment agreement if Mr. Zucker is disabled for 120 consecutive business days, or for six months in any 12-month period, and is not able to resume his duties within 30 days of our giving him notice of our intention to terminate his employment.

        The employment agreement may be terminated by Mr. Zucker upon the occurrence, without his consent or acquiesce, of any of the following events:

  •
  a breach by us of any material provision of the agreement, including representations and warranties, after notice in writing and a cure period of ten days;

  •
  any material diminution or reduction in Mr. Zucker's duties, whether in scope or nature, or Mr. Zucker is required to report to anyone other than the Board of Directors or any committee of the Board of the Directors;

  •
  the Board of Directors elects an executive officer senior in rank to Mr. Zucker; or

  •
  our principal place of business is moved more than 50 miles, and as a result, Mr. Zucker's commute to work is increased by more than 50 miles each way.

        In any of these events or if we are deemed to have wrongfully terminated Mr. Zucker's employment, we are obligated to pay Mr. Zucker

  •
  his base salary through his termination date, within 30 days after the date of termination;

  •
  within 30 days after we publicly announce our audited results for the fiscal year in which the termination occurs, his prorated bonus through the date of termination;

  •
  an amount equal to two times his base salary in effect on the date of termination, payable 25% on the date of termination, and an additional 25% on each of 121 days, 242 days and 365 days thereafter; and

  •
  if the termination occurs prior to May 6, 2004, 12,500 of the restricted shares of common stock issued to him as described below, will immediately vest.

        Instead of the payments described above, if there were a change of control by reason of the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board and Mr. Zucker elects to terminate his employment because he is not offered the opportunity to continue as Chief Executive Officer on the terms of his employment agreement or the change of control were to occur within three months after we wrongfully terminate Mr. Zucker or he terminates his employment because of one of the occurrence of one of the events described above, then we would be obligated to pay to Mr. Zucker a lump sum payment equal to 2.99 times (i) one year's base salary at the rate of $600,000 per year and (ii) the bonus payable to Mr. Zucker for the fiscal year immediately prior to the change of control

($300,000 if the change in control occurs prior to May 6, 2004). In addition, all unexpired and unvested options to purchase securities or restricted securities would immediately vest on the date of the change in control.

        Mr. Zucker has agreed not to compete with us during his employment and for a period of one year after termination of his employment for any reason.

        If any portion of the amount paid to Mr. Zucker is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then we must pay additional compensation to Mr. Zucker to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

        Under the employment agreement, on May 6, 2003 Mr. Zucker was granted 10-year non-qualified options to purchase 1,500,000 shares of our common stock at an exercise price of $3.57 per share and was issued 125,000 restricted shares of our common stock.

        The option covering 1,000,000 of the shares is subject to the terms of a stock option agreement dated May 6, 2003 and provides that the option may be exercised for up to 62,500 shares on or after November 1, 2004 and the remaining 937,500 shares will become exercisable in ten equal quarterly installments on the first day of each February, May, August and November thereafter. The option agreement also provides that if prior to May 6, 2005 we issue additional shares of our common stock under any circumstances, we will grant him an additional option to purchase shares of our common stock in an amount (a) equal to 3.23% of the shares so issued if such issuance occurs prior to May 6, 2004, and (b) equal to the percentage of such shares so issued (but not to exceed 3.23%) determined by dividing (i) the number of shares then issuable under unexercised options held by Mr. Zucker immediately prior to the issuance by (ii) the number of outstanding shares of common stock immediately prior to such issuance. In each case, the exercise price of each additional option will the closing price of our common stock on the date of issuance of the option. In no event, however can the shares subject to additional options exceed 2,250,000. The additional options will also be subject to the vesting schedule. On October 14, 2003, we issued options to Mr. Zucker to purchase up to 300,968 shares at an exercise price of $2.92 under this provision.

        The option with respect to 500,000 of the shares is subject to our 2002 Stock Option Plan and becomes exercisable with respect to 375,000 shares on May 6, 2004 and for an additional 93,750 shares on or after August 1, 2004 and for the remaining 31,250 shares on November 1, 2004.

        The restricted shares were issued under an agreement dated May 6, 2003 which provides that the restrictions on the shares will lapse with respect to one-third of the shares on May 6, 2004 and will lapse with respect to the remaining two-thirds of the shares in eight equal quarterly installments on the first day of each August, November, February and May thereafter.

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

        We employ Mark S. Beaumont as our Senior Vice President—Entertainment. His current base annual salary is $270,000. Pursuant to the terms of our agreement with Mr. Beaumont dated February 10, 2003, if a change of control occurs within 5 years from the date of the agreement, and within 2 years thereafter, Mr. Beaumont's employment is terminated (a) by Midway without cause, (b) by Mr. Beaumont due to the relocation of his office location more than 50 miles from its present location, or (c) by Mr. Beaumont due to his placement in a position of lessor stature or the assignment of duties at variance with his current duties, then Mr. Beaumont will receive twenty-four months of severance payments at his then current salary rate.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

        The following table sets forth information as of March 8, 2004, except as otherwise noted in the footnotes, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percentage of Outstanding Common Stock(1)
Sumner M. Redstone and National Amusements, Inc. 200 Elm Street Dedham, MA 02026	23,028,053	(2)	41.2%
Phyllis G. Redstone c/o Marta B. van Dam, Esq Gadsby Hannah LLP 225 Franklin Street Boston, MA 02110	3,659,783	(3)	6.5%
Master Small Cap Value Trust 800 Scudder Mill Road Plainsboro, NJ 08536	3,339,806	(4)	6.0%
Neil D. Nicastro c/o Midway Games Inc. 2704 West Roscoe Street Chicago, IL 60618	3,471,585	(5)	5.9%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership, of the underlying shares within 60 days. Percentage calculations are based on 55,912,196 shares outstanding on March 8, 2004.

(2)
Based upon a Form 4 filed with the SEC by Sumner M. Redstone on March 9, 2004. Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported direct and indirect beneficial ownership of 18,887,782 and 4,122,771 shares (shared voting power), respectively, of our common stock. Mr. Redstone's shares include 17,500 shares held by his wife, Paula Redstone, with respect to which shares, Mr. Redstone disclaims beneficial ownership. As a result of his stock ownership in National Amusements, Inc., Mr. Redstone is deemed the beneficial owner of the shares of common stock owned by National Amusements, Inc.

(3)
Based upon Schedule 13D filed with the SEC on August 8, 2002. The filer reported beneficial ownership, with sole dispositive and voting power, of 3,659,783 shares. The common shares were acquired by Ms. Redstone on July 30, 2002 pursuant to the terms of a Settlement of Divorce.

(4)
Based upon Schedule 13G filed with the SEC on February 4, 2004 by Merrill Lynch Asset Management Inc. (on behalf of Merrill Lynch Investment Managers) and Master Small Cap Value Trust. Master Small Cap Value Trust reported beneficial ownership of 3,339,806 shares, shared voting power over 3,339,806 shares and shared dispositive power over 3,339,806 shares. Thomas D. Jones, III is identified as the attorney-in-fact for Master Small Cap Value Trust.

(5)
Represents 50,000 shares of common stock underlying warrants, 2,431,164 shares of common stock underlying stock options and 990,421 shares of common stock owned outright.

        The table above does not include information about shares of common stock owned, or that may be considered to be beneficially owned, by Portside Growth and Opportunity Fund or by Smithfield Fiduciary LLC. This is because these holders do not currently own more than 4.99% of our outstanding common stock and, under the terms of the securities beneficially owned by them that are convertible or exercisable into shares of our common stock, these holders may not convert or exercise these securities to the extent that the conversion or exercise would cause either of them to own outstanding common stock representing more than 4.99% of our common stock outstanding following such conversion or exercise.

        Subject to the 4.99% limitation and to adjustment rights described in Note 7 to our consolidated financial statements included in this report, Portside owns Series D preferred stock convertible into 4,794,521 shares of common stock, warrants associated with the Series D preferred stock exercisable for 570,500 shares of common stock, warrants associated with our Series B preferred stock exercisable for 375,000 shares of common stock and has the right to purchase additional Series D preferred stock that would be convertible into 1,562,500 shares of common stock. None of these shares of common stock have been issued. In addition, as of November 12, 2003, Portside reported to us ownership of 1,622,643 shares of our common stock outright, representing approximately 2.9% of our outstanding common stock. Ramius Capital Group, LLC is the investment adviser of Portside Growth and Opportunity Fund and consequently has voting control and investment discretion over securities held by Portside. Ramius Capital disclaims beneficial ownership of the securities held by Portside. Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey Solomon are the sole managing members of C4S& Co., LLC, the sole managing member of Ramius Capital.

        Subject to the 4.99% limitation and to the adjustment rights, Smithfield owns Series D preferred stock convertible into 3,424,658 shares of common stock, warrants associated with the Series D preferred stock exercisable for 407,500 shares of common stock, warrants associated with our Series B preferred stock exercisable for 1,180,161 shares of common stock and has the right to purchase additional Series D preferred stock that would be convertible into 1,115,000 shares of common stock. None of these shares of common stock have been issued. In addition, as of November 12, 2003, Smithfield reported to us ownership of 1,622,643 shares of our common stock outright, representing approximately 2.9% of our outstanding common stock. Highbridge Capital Management, LLC is the trading manager of Smithfield Fiduciary LLC and consequently has voting control and investment discretion over securities held by Smithfield. Glenn Dubin and Henry Swieca control Highbridge.

        Until June 2005, Portside and Smithfield, together with the other holders of our Series D preferred stock, have the right to purchase a total of up to one third of any securities that we offer on the same terms as we offer them to any other purchasers. This right does not apply in the case of underwritten public offerings, issuances at or above the prevailing market price to investors for a primary purpose other than to raise capital, or offerings under our benefit plans and in other specified instances.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about securities authorized for issuance under equity compensation plans is discussed above in "Item 11. Executive Compensation—Stock Options—Equity Compensation Plan Information."

Security Ownership of Management

        The following table sets forth, as of March 8, 2004, information about the beneficial ownership of our common stock by each of our directors and the executive officers and by all of our directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percentage of Outstanding Common Stock(1)
Harold H. Bach, Jr.	340,193	(2)	*
William C. Bartholomay	141,983	(3)	*
Mark S. Beaumont	41,250	(4)	*
Kenneth J. Fedesna	381,112	(5)	*
William E. McKenna	97,324	(3)	*
Norman J. Menell	112,569	(6)	*
Louis J. Nicastro	110,610	(6)	*
Neil D. Nicastro	3,471,585	(7)	5.9%
David W. Nichols	95,901	(8)	*
Thomas E. Powell	198,403	(9)	*
Harvey Reich	112,054	(10)	*
Ira S. Sheinfeld	116,864	(6)	*
Robert N. Waxman	25,000	(11)	*
Jay N. Whipple III	75,000	(11)	*
Richard D. White	133,574	(12)	*
David F. Zucker	537,582	(13)	*
Directors and Executive Officers as a group (19 persons)	6,188,441	(14)	10.2%

*
Less than 1%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 55,912,196 shares outstanding on March 8, 2004, excluding treasury shares.

(2)
Includes 293,905 shares of common stock underlying stock options.

(3)
Includes 96,613 shares of common stock underlying stock options.

(4)
Includes 41,250 shares of common stock underlying stock options.

(5)
Includes 328,906 shares of common stock underlying stock options.

(6)
Includes 95,063 shares of common stock underlying stock options.

(7)
Represents 50,000 shares of common stock underlying warrants, 2,431,164 shares of common stock underlying stock options and 990,421 shares of common stock owned outright. Does not include an aggregate of 607,846 shares of our common stock issuable to Mr. Nicastro in monthly installments over a three year period beginning on June 1, 2006, under the terms of his severance agreement. See "Item 11. Executive Compensation—Employment Agreements" above.

(8)
Includes 92,682 shares of common stock underlying stock options.

(9)
Includes 197,903 shares of common stock underlying stock options.

(10)
Includes 95,777 shares of common stock underlying stock options.

(11)
Includes 25,000 shares of common stock underlying stock options.

(12)
Includes 95,838 shares of common stock underlying stock options.

(13)
Includes 475,242 shares of common stock underlying stock options. Does not include 83,333 shares of common stock issued under a Restricted Stock Agreement between Mr. Zucker and Midway dated as of May 6, 2003. The period of restriction shall lapse in eight equal quarterly installments on the first day of each August, November, February and May thereafter, beginning on August 1, 2004, if Mr. Zucker continues to be employed by us on these respective dates.

(14)
Includes an aggregate of 4,778,022 shares of common stock underlying stock options, and 50,000 shares of common stock underlying warrants.

Item 13. Certain Relationships and Related Transactions.

Relationship with WMS

        Until October 29, 1996, we were wholly owned by WMS Industries. On that date, we sold common stock in an initial public offering, but WMS continued to own 86.8% of our common stock. On April 6, 1998, WMS distributed all of its shares of our common stock to its stockholders. Eight of our directors are also directors of WMS, including our Chairman of the Board, Neil D. Nicastro, and his father, Louis J. Nicastro. Louis J. Nicastro is the Chairman of the Board of WMS. Neil D. Nicastro is also a consultant to WMS.

        In 2002 we purchased the 2704 West Roscoe Street office building and 3289 N. California Ave. parking lot in Chicago, Illinois from WMS at an aggregate price of $2.3 million. Each of WMS and we obtained separate appraisals of the real property included in the transaction from Illinois State Certified General Real Estate Appraisers. There was substantial difference between the appraisals, with the appraisers engaged by WMS valuing the property at over $2.6 million (with potential for increase based on local zoning trends) and the appraisers engaged by us valuing the property at somewhat over $1.6 million. Attempts by the respective appraisers to reconcile their valuations were unavailing. We and WMS ultimately agreed to use WMS' book value of the asset, which was between the two professional valuations, as the price in the transaction. The other terms of the transaction were freely negotiated by the parties' respective counsel using forms of agreement supplied by a general commercial real estate practitioner. We believe that the terms of this transaction are not less favorable than what would have been obtainable in an arm's length transaction from an unaffiliated third party. In connection with the purchase, the parties also entered into agreements regarding the use of various parking lot areas near their Chicago facilities.

        We also have the following material agreements with WMS:

        Tax Separation Agreement.    This agreement is dated April 6, 1998. Until April 1998, we were a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes. Therefore, we are jointly and severally liable for any federal tax liability of the WMS group for the period that we were part of the WMS group. The agreement sets forth the parties' respective liabilities for federal, state and local taxes as well as other agreements regarding the separation of Midway and its subsidiaries from WMS. The agreement governs, among other things:

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

        On September 24, 2001, WMS and Midway amended the agreement. Under the amendment, during 2001, WMS paid us $2.8 million relating to the exercise of WMS stock options (including adjustments) by or for Midway employees. Subsequently, in August 2003, we received $4.0 million from WMS under a settlement agreement dated August 11, 2003 relating to the tax separation agreement described above and the tax sharing agreement described below. Under the tax sharing and tax separation agreements, we are required to reimburse WMS for the majority of these amounts under circumstances related to our use of our net operating loss carryforwards or if there is a change in control of Midway, which includes, among other things, any person or group becoming the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting stock.

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

        Mr. Ira S. Sheinfeld, a member of our Board of Directors, is a member of the law firm of Hogan & Hartson L.L.P., which we retain to provide tax services.

        Mr. Gerald O. Sweeney, Jr., was a member of our Board of Directors from 1996 until June 12, 2003. Mr. Sweeney is a member of the law firm of Lord, Bissell & Brook, which performs legal services for Midway from time to time.

        William C. Bartholomay, a member of our Board of Directors, was President of Near North National Group, insurance brokers, which we retained to provide insurance brokerage services. He is currently is Group Vice Chairman of Willis Group Holdings, Inc. and Vice Chairman of Willis North America, Inc., insurance brokers which we retain to provide insurance brokerage services.

Item 14.    Principal Accountant Fees and Services.

        Ernst & Young LLP served as our independent auditors for fiscal 2003 and 2002. Aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of fiscal years 2003 and 2002 and for other professional services billed in fiscal years 2003 and 2002, were as follows:

	Years Ended December 31,
	2003	2002
Audit Fees(1)	$303,900	$232,700
Audit-Related Fees(2)	162,590	43,900
Tax Fees(3)	30,970	96,400
All Other Fees	—	—

Total	$497,460	$373,000

(1)
Comprised of the audit of our annual financial statements, review of financial statements included in our Form 10-Qs and other services provided by the accountant in connection with statutory and regulatory filings.

(2)
Comprised of accounting consultations, 401(K) audit procedures and assistance with responses to Securities and Exchange Commission comment letters.

(3)
Comprised of tax compliance, tax advice and tax planning services.

  Pre-approval Policies and Procedures

      Consistent with the Securities and Exchange Commission requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent auditor. Under the policy, the Audit Committee, or a designated member thereof, must pre-approve non-audit services prior to the commencement of the specified service. The approval by any member of the Audit Committee must be presented to the full audit committee at the next regularly scheduled Audit Committee meeting. Our independent auditors will verify to our Audit Committee annually that they have not performed and will not perform any prohibited non-audit services.

  Percentage of Services Approved Under S-X Rule 2-01(c)(7)(i)(C)

          None.

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
3.3
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 15, 2003 (the "10/15/03 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of the Registrant, dated October 14, 2003, incorporated herein by reference to the 10/15/03 8-K.
3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003 incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "6/30/03 10-Q").
3.6
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004 (the "2/25/04 S-3")
3.7	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 6/30/03 10-Q.
4.1	Third Amended and Restated Rights Agreement dated as of October 14, 2003, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.
4.2	Form of Warrants to purchase common stock of Midway Games Inc. issued to certain investors, incorporated herein by reference to the 10/15/03 8-K.
10.1
Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated herein by reference to the S-1 Registration Statement.
10.2	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.3	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.

10.4	Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.5	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10.6
Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment Agreement with Midway, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").
10.7	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.8	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.9	1999 Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.10
Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
10.11
Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.12
Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").
10.13	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.14
Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.15
Securities Purchase Agreement, dated as of May 22, 2001, by and among the Registrant and the investors listed on the Schedule ofBuyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.16	Registration Rights Agreement, dated May 22, 2001, by and among the Registrant and the investors listed on the Schedule ofBuyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.17	Form of Warrants to purchase common stock of the Registrant, issued to certain investors, incorporated herein by reference to the 5/22/01 8-K.
10.18	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the 5/22/01 8-K.

10.19
Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.20	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.21	2002 Stock Option Plan, incorporated herein by reference to the Registrant's definitive proxy statement filed on December 5, 2001.
10.22
Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.
10.23	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10.24
Letter Agreement dated as of February 10, 2003 by and between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the "2002 10-K").
10.25
Letter Agreement dated as of February 10, 2003 by and between the Registrant and Mark S. Beaumont regarding Mr. Beaumont's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.26
Letter Agreement dated as of February 10, 2003 by and between the Registrant and David W. Nichols regarding Mr. Nichols's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.27	Amended and Restated Credit Agreement dated as of March 24, 2003 among the Registrant and Bank of America, N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.28
Amended and Restated Security Agreement dated as of March 24, 2003 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.29	LC Credit Agreement dated as of March 24, 2003 between the Registrant and Bank of America, N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.30	Midway Management Bonus Incentive Plan, incorporated herein by reference to the 2002 10-K.
10.31	Amendment and Waiver dated as of May 16, 2003, among Midway Games Inc., Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the 5/19/03 8-K.
10.32
Executive Employment Agreement made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 7, 2003 (the "5/7/03 8-K").
10.33	Stock Option Agreement made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.

10.34	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.35	Restricted Stock Agreement made and entered into as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.36	Severance Agreement dated as of the 6th day of May, 2003, by and between Midway Games Inc. and Neil D. Nicastro, incorporated herein by reference to the 5/7/03 8-K.
10.37
First Amendment to Credit Agreement dated as of May 16, 2003 among Midway Games Inc., the financial institutions parties thereto, and Bank of America, NA, as letter of credit issuing bank and agent to the Banks named therein, incorporated herein by reference to the 5/19/03 8-K.
10.38	Securities Purchase Agreement dated as of May 16, 2003 among Midway Games Inc. and the investors listed on the Schedule ofBuyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.39	Amendment and Waiver dated as of October 14, 2003 between Midway Games Inc. and Neil D. Nicastro, incorporated herein by reference to the 10/15/03 8-K.
10.40
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
10.41
Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.42
Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.43
PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.44
PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)

10.45
Forbearance Agreement dated as of August 11, 2003 by and among Midway Games Inc., Bank of America, N.A., as letter of credit issuing bank and agent, and the other financial institutions parties thereto, incorporated herein by reference to the June 2003 S-3.
10.46	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Smithfield Fiduciary LLC, incorporated herein by reference to the 10/15/03 8-K.
10.47	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Portside Growth and Opportunity Fund, incorporated herein by reference to the 10/15/03 8-K.
10.48	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Lighthouse LLC, incorporated herein by reference to the 10/15/03 8-K.
10.49	Registration Rights Agreement dated as of October 14, 2003 by and between Midway Games Inc. and the investors in the Series D stock, incorporated herein by reference to the 10/15/03 8-K.
10.50
Securities Purchase Agreement dates as of October 14, 2003 among Midway Games Inc. and the investors listed on the Schedule ofBuyers attached thereto, incorporated herein by reference to the 10/15/03 8-K.
10.51
Amendment dated as of December 12, 2003, to LC Credit Agreement dated as of March 24, 2003, as amended, and to Forbearance Agreement dated as of August 11, 2003, as amended, among the Registrant, the financial institutions parties (the "Banks") and Bank of America, N.A. as letter of credit issuing bank and as agent for the Banks, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
10.52	Loan and Security Agreement by and among the Registrant, certain subsidiaries of the Registrant, the lenders signatories thereto, and Wells Fargo Foothill, Inc., dated as of March 3, 2004.
10.53	Continuing Guaranty dated as of March 3, 2004, between the Registrant and certain of its subsidiaries in favor of Wells Fargo Foothill, Inc.
10.54	Intercompany Subordination Agreement dated as of March 3, 2004 among the Registrant, certain subsidiaries of the Registrant and Wells Fargo Foothill, Inc.
10.55	Form of Pledge Agreement dated as of March 3, 2004, between the Registrant, certain subsidiaries of the Registrant and Wells Fargo Foothill, Inc.
10.56
Xbox Live Distribution Amendment to the Xbox Publisher License Agreement entered into as of December 8, 2003 by and among Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.57	Settlement Agreement dated August 11, 2003 between WMS and Midway.
14.1	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP

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
  (b)
  Reports on Form 8-K:

    (1) Current Report on Form 8-K filed October 15, 2003, reporting under Items 5 and 7.

    (2) Current Report on Form 8-K filed October 21, 2003, reporting under Items 5 and 7.

    (3) Current Report on Form 8-K filed October 31, 2003, reporting under Items 5 and 7.

    (4) Current Report on Form 8-K furnished November 3, 2003, reporting under Item 12.

    (5) Current Report on Form 8-K filed February 26, 2004, reporting under Items 5 and 7.

    (6) Current Report on Form 8-K furnished March 2, 2004, reporting under Item 12.

MIDWAY GAMES INC.
INDEX TO FINANCIAL INFORMATION

Page No.
Financial Statements and Financial Statement Schedule
Report of Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2003 and December 31, 2002	F-3
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, the six-months ended December 31, 2001 and 2000 and the year ended June 30, 2001	F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002, the six-months ended December 31, 2001 and the year ended June 30, 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, the six-months ended December 31, 2001 and 2000 and the year ended June 30, 2001	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003 and 2002, the six-months ended December 31, 2001 and the year ended June 30, 2001	F-35

        All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midway Games Inc.

        We have audited the accompanying consolidated balance sheets of Midway Games Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, the six-months ended December 31, 2001 and the year ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, the six-months ended December 31, 2001 and for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Chicago, Illinois
February 13, 2004, except for
Note 13 as to which the date is
March 3, 2004

Midway Games Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$41,682	$48,983
Receivables, less allowances of $9,412 and $12,909 at 2003 and 2002, respectively	15,814	54,265
Inventories	3,566	9,313
Capitalized product development costs	11,292	24,567
Prepaid expenses and other current assets	4,634	4,292

Total current assets	76,988	141,420
Capitalized product development costs	—	4,194
Property and equipment, net	13,272	19,345
Goodwill	33,464	33,464
Other assets	1,725	2,977

Total assets	$125,449	$201,400

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,413	$10,410
Accrued compensation and related benefits	3,674	6,518
Accrued royalties	2,961	8,840
Accrued selling and marketing	2,016	4,525
Other accrued liabilities	12,255	10,490

Total current liabilities	26,319	40,783
Due to related parties	12,402	3,806
Deferred income taxes	5,460	4,147
Other noncurrent liabilities	1,219	126
Redeemable convertible preferred stock, Series B, $0.01 par value, 5,512.5 shares previously authorized and designated, no shares issued and outstanding at 2003, 1,312.5 shares issued and outstanding at 2002, redeemable at $13,125	—	12,571
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated, 3,500 shares issued and outstanding at 2003, no shares designated or issued and outstanding at 2002, redeemable at $35,000	32,156	—
Stockholders' equity:
Preferred stock, $0.01 par value, 4,995,250 and 4,994,487.5 shares authorized and undesignated at 2003 and 2002, respectively	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 58,842,196 and 49,399,310 shares issued at 2003 and 2002, respectively	588	494
Additional paid-in capital	244,963	221,074
Accumulated deficit	(170,667)	(55,440)
Accumulated translation adjustment	(919)	(436)
Deferred compensation	(347)	—
Treasury stock, at cost, 2,930,000 shares at 2003 and 2002	(25,725)	(25,725)

Total stockholders' equity	47,893	139,967

Total liabilities and stockholders' equity	$125,449	$201,400

See notes to consolidated financial statements.

Midway Games Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
				(Unaudited)
Revenues
Home video	$92,524	$190,412	$68,113	$89,440	$117,328
Coin-operated video	—	1,445	3,942	34,830	50,880

Total revenues	92,524	191,857	72,055	124,270	168,208
Cost of sales
Home video—product costs and distribution	47,206	73,945	23,472	41,664	55,775
Home video—royalties and product development	66,099	68,141	12,672	15,258	22,814

Home video—total cost of sales	113,305	142,086	36,144	56,922	78,589
Coin-operated video	—	613	729	26,476	43,214

Total cost of sales	113,305	142,699	36,873	83,398	121,803

Gross profit (loss)	(20,781)	49,158	35,182	40,872	46,405
Research and development expense	22,809	26,310	13,334	31,837	63,065
Selling and marketing expense	35,044	47,281	20,468	22,065	34,811
Administrative expense	27,688	17,211	8,147	8,794	20,046
Restructuring and other charges	9,653	10,621	180	—	6,846

Operating loss	(115,975)	(52,265)	(6,947)	(21,824)	(78,363)
Interest income and other expense, net	2,012	3,919	1,100	1,085	2,107

Loss before income taxes	(113,963)	(48,346)	(5,847)	(20,739)	(76,256)
Provision (credit) for income taxes	1,264	5,477	—	(7,777)	(7,777)

Net loss	(115,227)	(53,823)	(5,847)	(12,962)	(68,479)
Preferred stock dividends:
Distributed	1,455	1,159	1,043	—	184
Imputed	1,252	18,636	3,515	—	672

Loss applicable to common stock	$(117,934)	$(73,618)	$(10,405)	$(12,962)	$(69,335)

Basic and diluted loss per share of common stock	$(2.43)	$(1.61)	$(0.27)	$(0.34)	$(1.84)

Average number of shares outstanding	48,486	45,586	38,413	37,711	37,719

See notes to consolidated financial statements.

Midway Games Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Retained Earnings (Accumulated Deficit)
	Number of Shares	Par Value	Additional Paid-In Capital	Deferred Compensation		Cumulative Translation Adjustment	Treasury Stock At cost	Total Stockholders' Equity
Balance at June 30, 2000	38,886	$389	$98,061	$—	$78,123	$(115)	$(16,103)	$160,355
Net loss					(68,479)			(68,479)
Translation adjustment						(18)		(18)

Comprehensive loss								(68,497)
Exercise of common stock options	136	1	1,085					1,086
Stock option expense			335					335
Dividend on Series B preferred stock
Distributed					(184)			(184)
Imputed					(672)			(672)
Proceeds from sale of Series B preferred stock allocated to warrants, purchase option and beneficial conversion			19,405					19,405

Balance at June 30, 2001	39,022	390	118,886	—	8,788	(133)	(16,103)	111,828
Net loss					(5,847)			(5,847)
Translation adjustment						(11)		(11)

Comprehensive loss								(5,858)
Exercise of common stock options	655	6	5,421					5,427
Stock option expense			208					208
Sale of common stock	5,175	52	72,826					72,878
Dividend on Series B preferred stock
Distributed					(1,043)			(1,043)
Imputed					(3,515)			(3,515)
Proceeds from sale of Series B preferred stock allocated to warrants			658					658

Balance at December 31, 2001	44,852	448	197,999	—	(1,617)	(144)	(16,103)	180,583
Net loss					(53,823)			(53,823)
Translation adjustment						(292)		(292)

Comprehensive loss								(54,115)
Exercise of common stock options	28	1	232					233
Stock option expense			508					508
Repurchase of common stock (1,751,500 shares)							(9,622)	(9,622)
Dividend on Series B preferred stock
Distributed			(1,159)					(1,159)
Imputed			(18,636)					(18,636)
Conversion of Series B preferred stock into common stock	4,519	45	42,130					42,175

Balance at December 31, 2002	49,399	494	221,074	—	(55,440)	(436)	(25,725)	139,967
Net loss					(115,227)			(115,227)
Translation adjustment						(483)		(483)

Comprehensive loss								(115,710)
Stock option expense			358					358
Sale of common stock	9,318	93	23,364					23,457
Issuance of restricted common stock	125	1	445	(446)				—
Amortization of restricted stock deferred compensation				99				99
Dividend on Series B preferred stock
Distributed			(192)					(192)
Imputed			(554)					(554)
Dividend on Series C preferred stock
Distributed			(833)					(833)
Imputed			(442)					(442)
Proceeds from sale of Series C preferred stock allocated to warrants and options to purchase			2,178					2,178
Dividend on Series D preferred stock
Distributed			(430)					(430)
Imputed			(256)					(256)
Exchange of Series C warrants and options to purchase for Series D warrants and options to purchase			251					251

Balance at December 31, 2003	58,842	$588	$244,963	$(347)	$(170,667)	$(919)	$(25,725)	$47,893

See notes to consolidated financial statements.

Midway Games Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
				(Unaudited)
OPERATING ACTIVITIES
Net loss	$(115,227)	$(53,823)	$(5,847)	$(12,962)	$(68,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,872	8,469	2,909	4,839	9,730
Receivables provision	16,114	28,713	5,529	7,750	11,387
Amortization of capitalized product development costs, including writedowns	60,558	61,784	7,959	8,109	11,351
Deferred income taxes	1,314	5,390	—	(7,777)	(7,777)
Stock option expense	457	508	208	59	335
Loss on disposal of fixed assets	298	216	—	—	2,887
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	21,697	(59,513)	(14,795)	(23,668)	(308)
Inventories	5,956	(6,993)	(206)	12,856	25,515
Capitalized product development costs	(43,089)	(70,572)	(21,490)	(4,992)	(9,569)
Prepaid expenses and other current assets	(234)	(1,285)	(469)	171	690
Accounts payable and accruals	(15,150)	14,779	2,768	1,918	(6,881)
Income taxes	(61)	721	—	20,294	20,339
Other assets and liabilities	11,127	11,664	2,502	40	8,169

Net cash provided by (used in) operating activities	(48,368)	(59,942)	(20,932)	6,637	(2,611)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,068)	(8,442)	(2,782)	(7,210)	(10,444)
Net change in short-term investments	—	41,000	(20,000)	—	(21,000)

Net provided by (used in) investing activities	(2,068)	32,558	(22,782)	(7,210)	(31,444)
FINANCING ACTIVITIES
Cash received on exercise of common stock options	—	233	5,427	23	1,086
Net proceeds from sale of common stock	23,457	—	72,878	—	—
Net proceeds from sale of Series B preferred stock and warrants	—	—	12,425	—	39,400
Net proceeds from sale of Series C preferred stock and warrants	34,050	—	—	—	—
Exchange of Series C for Series D preferred stock and warrants	(163)	—	—	—	—
Redemption of Series B preferred stock	(13,125)	—	—	—	—
Cash dividend on preferred stock	(1,087)	(1,363)	(481)	—	(184)
Purchase of treasury stock	—	(9,622)	—	—	—

Net cash provided by (used in) financing activities	43,132	(10,752)	90,249	23	40,302

Effect of exchange rate changes on cash	3	237	17	(23)	(10)

Increase (decrease) in cash and cash equivalents	(7,301)	(37,899)	46,552	(573)	6,237
Cash and cash equivalents at beginning of period	48,983	86,882	40,330	34,093	34,093

Cash and cash equivalents at end of period	$41,682	$48,983	$86,882	$33,520	$40,330

See notes to consolidated financial statements.

Midway Games Inc.

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        We develop and publish interactive entertainment software (the "Videogame Business"). Videogames for play on home consoles or handheld devices are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. We exited our coin-operated videogame product line in the quarter ended June 30, 2001, see Note 9.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

        We have experienced operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we have implemented several restructuring plans, the most recent of which is described below. During the second half of 2003, we refocused our product strategy to: (i) build games for mature gamers; (ii) build over-the-top sports games and (iii) build games that leverage our proven intellectual properties and franchises. We are focusing our product development and marketing resources to build fewer, higher quality games with more marketing support than in the past. We are structuring our product release schedules and product launch timing to best position our products against their competition. We also plan to increase pre-launch awareness and visibility of our games with consumers through increased spending on media advertising and retail marketing. In addition, during 2003, we completed several financing transactions and hired a new chief executive officer to support and execute our refocused strategy. All of these efforts are designed to reverse the trend of large losses that we experienced in recent fiscal periods by reducing losses significantly in 2004 and eventually returning us to profitability.

        Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games. In March 2004, we entered into a new credit facility of up to $30,000,000 to provide additional liquidity to reach our goals. Under the new credit facility we have a $15,000,000 five-year term loan, a revolving line of credit of up to $15,000,000 and up to $5,000,000 in letters of credit, which if outstanding, reduce availability under the revolving line of credit. Availability under the line of credit is limited by the borrowing base, which is a function of eligible accounts receivable and collections, as defined by the new credit facility. In addition, we may raise additional funds through equity transactions or other financing arrangements. See Note 13 for more information regarding our new credit facility and a shelf registration statement filed in February 2004. Management has the ability, if necessary, to implement further restructuring activities that would: substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.

        Management believes that our cash and cash equivalents on-hand at December 31, 2003 of $41,682,000, along with proceeds provided by and available under bank financing secured in March 2004, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and our other presently anticipated needs for at least the next twelve months. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Fiscal Periods

        We changed our fiscal year end from June 30 to December 31 during calendar 2001. References to "fiscal 2003" and "fiscal 2002" refer to the years ended December 31. A Transition Report on Form 10-K was filed for the six-month transition period ended December 31, 2001. All references below to operations for the six-months ended December 31, 2000 are unaudited. References to "fiscal 2001" refer to the year ended June 30, 2001.

Consolidation Policy

        The consolidated financial statements include the accounts of Midway Games Inc. and its wholly-owned subsidiaries (together referred to as "Midway" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

        We have one operating segment, the Videogame Business, per the definitions of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. To date, management has not considered discrete geographical or other information to be relevant for purposes of making decisions about allocations of resources. For information about geographic areas and major customers, see "Concentration of Risk" below.

Cash Equivalents

        Cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Receivable Allowances

        Receivables of $15,814,000 and $54,265,000 at December 31, 2003 and 2002, respectively, are stated net of allowances for price protection, returns, discounts and doubtful accounts.

        We may grant price protection or discounts to, or allow product returns from, our customers under certain conditions. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. The provision related to this allowance is reported in net revenues. Price protection means credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted and (k) other relevant factors. Sell-through refers to consumer purchases of our product at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges.

        We evaluate the collectibility of our trade receivables and establish an allowance for doubtful accounts based on a combination of factors. The provision related to this allowance is reported in administrative expense. We analyze significant customer accounts and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Additionally, we may record allowances for doubtful accounts related to customers based on length of time the receivable balance is outstanding, financial health of the customer and historical experience. Once an allowance is established, if repeated efforts to collect from the customer have failed and collection is deemed unlikely, we may write off the customers account as uncollectible. In addition, we may suspend shipment to customers deemed to be high credit risk or require cash in advance for shipments. This analysis requires management to make estimates of collectibility which may differ from actual collections. If circumstances related to our customers change, the amount and timing of bad debt expense for any period may be impacted.

Inventories

        Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market and consists of finished goods.

Capitalized Product Development Costs

        Our capitalized product development costs principally consist of software development costs for videogames that will be sold to consumers through retailers. We account for software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us.

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized software development costs are amortized to expense based on the ratio of current revenues to the total of current plus projected future revenues for each game. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. In accordance with SFAS No. 86, included in the amortization amounts are writedowns of capitalized costs associated with videogames for which we lowered our sales forecasts for games in development, cancelled development of previously unannounced games or increased the estimated costs to complete. See Note 2.

        Management judgments and estimates are used in the assessment of when technological feasibility is established and in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in different reported amounts of capitalized product development costs, research and development expense or cost of sales. If a revised game sales forecast is less than management's current game sales forecast, or if actual game sales are less than management's forecast, it is possible we could accelerate the amortization of software development costs previously capitalized.

Property and Equipment

        Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives ranging from three to eight years for furniture, fixtures, equipment and software; the lesser of the lease term or ten years for leasehold improvements; 25 years for buildings and the lesser of the remaining useful life of the related building or ten years for building improvements.

Long-Lived Assets

        Long-lived assets, primarily property and equipment, are reviewed for other-than-temporary impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in our balance sheet may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared to the carrying value to determine whether impairment exists. We adjust the net book value of the underlying asset, or the appropriate group of assets, if the sum of expected future cash flows is less than book value.

Goodwill

        Goodwill represents the excess purchase price over the fair market value of net identifiable assets acquired. Beginning on July 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets and no longer recognize amortization expense on goodwill but conduct an ongoing impairment review of the asset. We performed an impairment test of goodwill upon adoption and determined there was no impairment. We use October 1 as the date of our required annual review of impairment of goodwill. During fiscal 2003 and 2002, we completed this annual review and determined there continues to be no impairment.

        Comparative information regarding loss applicable to common stock and basic and diluted loss per share of common stock excluding the effects of goodwill amortization is as follows (in thousands, except per share amounts):

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
				(Unaudited)
Reported loss applicable to common stock	$(117,934)	$(73,618)	$(10,405)	$(12,962)	$(69,335)
Add back goodwill amortization	—	—	—	1,233	3,194

Adjusted loss applicable to common stock	$(117,934)	$(73,618)	$(10,405)	$(11,729)	$(66,141)

Basic and diluted loss per share of common stock:
Reported basic and diluted loss per share of common stock	$(2.43)	$(1.61)	$(0.27)	$(0.34)	$(1.84)
Add back goodwill amortization	—	—	—	0.03	0.08

Adjusted basic and diluted loss per share of common stock	$(2.43)	$(1.61)	$(0.27)	$(0.31)	$(1.76)

Treasury Stock

        We account for treasury stock purchases under the cost method.

Stock-Based Compensation

        We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We recognize compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant on a straight-line basis over the vesting period. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of our common stock at the date of grant. We have reflected the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
Reported loss applicable to common stock	$(117,934)	$(73,618)	$(10,405)	$(12,962)	$(69,335)
Deduct stock option expense included in reported loss applicable to common stock	457	508	208	59	335
Add stock option expense determined under the fair value based method for all awards, net of related tax effects, where applicable	(15,227)	(8,903)	(3,116)	(2,779)	(6,308)

Pro forma net loss applicable to common stock	$(132,704)	$(82,013)	$(13,313)	$(15,682)	$(75,308)

Basic and diluted loss per share:
As reported	$(2.43)	$(1.61)	$(0.27)	$(0.34)	$(1.84)
Pro forma	$(2.74)	$(1.80)	$(0.35)	$(0.42)	$(2.00)

        Refer to Note 8 for further information regarding our stock-based compensation plans.

Revenue Recognition

        We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable and collectibility of the customer receivable is probable. We do not provide any significant customization of software or post contract support. If consumer demand for a product falls below expectations, we may grant price protection to spur further sales or accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts. This allowance is based upon management's evaluation of historical experience as well as current industry trends.

        Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and we fulfill our obligations, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenues as earned. License and royalty revenues were $1,051,000, $1,243,000, $1,400,000, $173,000 and $427,000 during fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000, and fiscal 2001, respectively.

Distribution Costs

        Distribution costs, including shipping and handling costs, are included in cost of sales.

Advertising Expense

        The cost of advertising is charged to selling and marketing expense as incurred, except for costs associated with advertising campaigns which are deferred and charged to expense upon the first use of the advertising campaign. Advertising expenses for fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000, and fiscal 2001 were $16,693,000, $27,092,000, $12,284,000, $11,980,000 and $15,755,000, respectively. The total amount of advertising costs reported as assets at December 31, 2003 and 2002 were $920,000 and $1,397,000, respectively, and are included with prepaid expenses and other current assets in the consolidated balance sheets. We also share portions of certain customers' advertising expenses through co-op advertising arrangements. Cooperative advertising allowances provided to customers are recognized in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

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

Foreign Currencies

        The local currency is the functional currency for our foreign operations. Assets and liabilities of our foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected as a foreign currency translation adjustment in stockholders' equity.

        Generally, we realize foreign currency transaction gains and losses in connection with revenues from our customers in foreign counties, which we effect through our foreign operations. We classify foreign currency transaction gains and losses in interest income and other expenses, net in the consolidated statements of operations. Foreign currency transaction gain was $1,131,000, $914,000 and $71,000 for fiscal 2003 and 2002 and the six-months ended December 31, 2001, respectively, and foreign currency transaction loss was $40,000 and $117,000 for the six-months ended December 31, 2000 and fiscal 2001, respectively.

Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss is disclosed on the consolidated statements of changes in stockholders' equity.

Loss per Common Share

        The following securities exercisable for or convertible into shares of common stock were outstanding on each of the following dates (in thousands):

	December 31,
Type					June 30, 2001
	2003	2002	2001	2000
Stock options	11,230	9,053	5,512	6,992	6,439
Warrants	2,870	1,729	1,729	—	1,729
Contingent shares	1,332	608	608	608	608
Redeemable convertible preferred stock, Series B	—	1,238	5,740	—	4,502
Redeemable convertible preferred stock, Series D	9,589	—	—	—	—

Total	25,021	12,628	13,589	7,600	13,278

        The calculation of loss per share of common stock for fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001 did not include the effect of either stock options, warrants, contingent shares or convertible preferred stock because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the reported periods was used in their respective calculations of basic and diluted loss per share of common stock.

        In accordance with a stock option agreement dated May 6, 2003 between Midway Games Inc. and David Zucker, our President and Chief Executive Officer ("Zucker Option Agreement"), Mr. Zucker is awarded additional options (up to an aggregate 2,250,000) when and if we issue shares of common stock prior to May 6, 2005. On October 14, 2003, Mr. Zucker received 300,968 stock options as a result of a private placement of common stock, which are reflected in the table above. The remaining 1,949,032 stock options that may be awarded under the Zucker Option Agreement have not been reflected in the table above. See also Note 8.

Concentration of Risk

        Financial instruments that potentially subject us to concentrations of credit and market risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable from the sale of games. We place our cash and cash equivalents and short-term investments only in high credit quality securities and limit the amounts invested in any one security.

        The following table discloses information about geographic areas and major customers for the respective reporting periods (in thousands):

	Years Ended December 31,		Six Months Ended December
					Year Ended June 30, 2001
	2003	2002	2001	2000
Geographic areas
Revenues outside of United States	$26,471	$23,899	$11,876	$17,016	$25,530
Net assets located in Europe	1,282	6,391
Major customers
Home video revenues from largest customer	$10,865	$27,731	$8,271	$15,498	$18,630
Home video revenues from second largest customer	8,537	22,237	6,709	15,085	17,127

        Customers representing 10% or more of our gross receivables balance totaled $10,280,000 (three customers) and $39,744,000 (four customers) at December 31, 2003 and 2002, respectively. Such amounts are prior to applying any allowances for doubtful accounts, price protection, returns or discounts.

        We are substantially dependent on Sony, Microsoft and Nintendo as they are the sole manufacturers of the software we develop for their game consoles and they are the owners of the proprietary information and technology we need to develop software for their game consoles.

Guarantees

        We warrant to our customers that the medium on which our software is recorded is free from defects for a period of 90 days from the date of purchase. We provide for an estimate of such warranty claims based on historical experience at the time of sale. Warranty claims have not been material during the reported periods.

Fair Value of Financial Instruments

        The carrying amount of our financial instruments approximates their fair values due to the short term maturity of these instruments.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

        Certain amounts reported in the previous periods have been reclassified to conform to the fiscal 2003 presentation.

Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. The adoption of the provisions of SFAS No. 150 during the current fiscal year did not have an impact on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. The FASB subsequently issued a revised FIN 46 (December 2003). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The adoption of the provisions of FIN 46 during the current fiscal year did not have an impact on our consolidated financial statements.

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 effective January 1, 2003 as disclosed in Note 9.

NOTE 2: CAPITALIZED PRODUCT DEVELOPMENT COSTS

        The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
Beginning balance	$28,761	$19,973	$6,442	$8,224	$8,224
Additions	43,089	70,572	21,490	4,992	9,569
Amortization, including writedowns	(56,883)	(52,826)	(7,959)	(8,109)	(11,351)
Restructuring charges	(3,675)	(8,958)	—	—	—

Ending balance	$11,292	$28,761	$19,973	$5,107	$6,442

        During fiscal 2003 and 2002, we recorded impairment charges for capitalized product development costs in the restructuring and other charges line item of our consolidated statement of operations. See Note 9.

        We exited the coin-operated videogame product line in the quarter ended June 30, 2001 and redirected all remaining product development resources to home videogame software products. The videogames that we are currently developing are for the current generation of platforms and generally have a significant level of costs being incurred after technological feasibility has been established. This is due to establishment of technological feasibility early in the development cycle and longer development time needed for the current generation of videogames compared to historical periods.

NOTE 3: PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation and amortization, were (in thousands):

	December 31,
	2003	2002
Land, buildings and building improvements	$4,209	$3,741
Leasehold improvements	5,641	7,130
Furniture, fixtures, equipment and software	37,365	39,371

	47,215	50,242
Less accumulated depreciation and amortization	(33,943)	(30,897)

Property and equipment, net	$13,272	$19,345

NOTE 4: OTHER ACCRUED CURRENT LIABILITIES

        Other accrued current liabilities were (in thousands):

	December 31,
	2003	2002
Product development advance	$5,265	$6,310
Accrued restructuring costs	1,115	600
Other accrued liabilities	5,875	3,580

Other accrued current liabilities	$12,255	$10,490

NOTE 5: LETTER OF CREDIT FACILITY

        We had a letter of credit facility with a bank providing for the availability of up to $10,000,000 of letters of credit through June 30, 2004, which was terminated upon our entering into a new credit facility with a different bank in March 2004. See Note 13. Individual letters of credit were collateralized with cash or cash equivalents on deposit. There were no letters of credit outstanding at December 31, 2003 and $541,000 letters of credit outstanding at December 31, 2002. During 2003, we were not in compliance with certain requirements of the credit facility. The banks involved agreed to forbear from exercising any rights they might have had as a result of the non-compliance.

NOTE 6: INCOME TAXES

        For fiscal 2003 and 2002, the six-months ended December 31, 2001, and fiscal 2001, we were required under applicable accounting guidance to provide a valuation allowance against our deferred tax asset. The valuation allowance decreases the deferred tax assets to the amount reasonably expected to be used. The applicable accounting guidance limits the amount expected to be used to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. We will be required to provide additional valuation allowance in future periods should tax losses occur. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, expense will be recognized. The valuation allowance may be reversed into income in future periods if and when we return to profitability.

        Significant components of the provision (credit) for income tax for fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000 and for fiscal 2001 were (in thousands):

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
Current:
Federal	$—	$—	$—	$—	$—
State	(27)	—	—	—	—
Foreign	(23)	87	—	—	—

Total current	(50)	87	—	—	—
Deferred:
Federal	(38,260)	(17,069)	(2,114)	(7,028)	(26,354)
State	(2,416)	463	591	(556)	(1,156)
Foreign	(1,482)	(1)	(88)	(193)	(538)

Total deferred	(42,158)	(16,607)	(1,611)	(7,777)	(28,048)
Valuation allowance	43,472	21,997	1,611	—	20,271

Provision (credit) for income taxes	$1,264	$5,477	$—	$(7,777)	$(7,777)

        Consolidated loss before income taxes includes loss from foreign operations of $391,000, $3,597,000, $308,000, $1,276,000 and $1,759,000 for fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000 and for fiscal 2001, respectively.

        The income tax provision (credit) differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.2)%	0.6%	6.6%	(1.7)%	(1.0)%
Valuation allowance	38.1%	45.4%	27.6%	—	26.6%
Other, net	0.2%	0.3%	0.8%	(0.8)%	(0.8)%

	1.1%	11.3%	—	(37.5)%	(10.2)%

        Current tax receivable and payable by jurisdiction were (in thousands):

	December 31,
	2003	2002
Current Tax Receivable:
Federal	$—	$—
State	—	(1)
Foreign	71	162

Total receivable	$71	$161

Current Tax Payable:
Federal	$—	$—
State	—	—
Foreign	—	87

Total payable	$—	$87

        Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

        Significant components of our deferred tax assets and liabilities at December 31, 2003 and 2002 were (in thousands):

	December 31,
	2003	2002
Deferred tax assets resulting from:
Tax loss carryforward	$84,051	$50,159
Book over tax depreciation	523	—
Accrued items not currently deductible	5,738	3,973
Receivable allowance	3,088	3,921

Gross deferred tax assets	93,400	58,053

Deferred tax liabilities resulting from:
Tax over book depreciation	—	1,198
Goodwill	5,460	4,147
Capitalized software	4,202	10,702
Other	342	769

Gross deferred tax liabilities	10,004	16,816

Valuation allowance	(88,856)	(45,384)

Net deferred tax liabilities	$(5,460)	$(4,147)

        During fiscal 2003, $68,000 of foreign income taxes were paid. During fiscal 2002, the six-months ended December 31, 2001 and 2000, and fiscal 2001 no income taxes were paid. During fiscal 2002 we received tax refunds totaling $13,626,000 based on net operating loss carryback claims filed with the Internal Revenue Service and state taxing authorities. During fiscal 2003 we received state tax refunds of $14,000. At December 31, 2003, we had a net operating loss carryforward of $222,000,000 for federal income tax purposes which expires from 2019 to 2023, and aggregate net operating loss carryforwards of $78,307,000 for state income tax purposes which expire from 2010 to 2022. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. The net operating loss carryforward at December 31, 2003 includes $5,397,000 relating to deductions allowed for employee stock options. The employee stock option deductions resulted in a gross deferred tax asset of $2,008,000. We have provided an allowance of $2,008,000 against that deferred tax asset which will be credited to additional paid-in capital upon use of the net operating loss carryforward.

NOTE 7: PREFERRED STOCK AND WARRANTS

        The authorized and undesignated preferred stock is issuable in series, and the elective rights and preferences and number of shares in each series are to be established by the Board of Directors.

Series B Redeemable Convertible Preferred Stock and Warrants

        On May 22, 2001, we sold 4,200 shares of Series B redeemable convertible preferred stock ("Series B preferred stock") and warrants to purchase 1,050,000 shares of our common stock for $42,000,000 in a private placement resulting in proceeds of $39,400,000, net of cash issuance costs. Our chairman of the board and former chief executive officer purchased $2,000,000 of the Series B preferred stock and warrants on the same terms as the other investors. Warrants were also issued to the private placement agent as partial compensation.

        The shares of Series B preferred stock had a stated value of $10,000 per share and provided for a dividend of 4% payable quarterly in cash or additional Series B preferred stock at our option. The shares of Series B preferred stock were convertible into our common stock at $9.33 (subject to certain adjustment provisions) per share and had a mandatory redemption date of November 22, 2003 at the stated value of $42,000,000 plus any accrued and unpaid dividends. The terms of the Series B preferred stock also included an option to acquire 1,312.5 additional shares of Series B preferred stock at $10,000 per share.

        In August 2001, the option to purchase additional shares of Series B preferred stock was exercised by all of the investors and we received proceeds of $12,425,000, net of cash issuance cost. The additional Series B preferred shares had similar provisions, including those relating to conversion and redemption, as the initial Series B preferred shares, except that the conversion price was $10.60. Warrants were also issued to the private placement agent as partial compensation.

        In May 2002, the investors converted the initial 4,200 shares of Series B preferred stock into 4,501,608 shares of common stock at the conversion price of $9.33 per share. An additional 17,266 shares of common stock were issued to the investors upon conversion to satisfy $161,000 of net accrued dividends that existed on the date of conversion. This conversion accelerated the recognition of imputed preferred stock dividends (i.e. non-cash dividends) that otherwise would have been recognized in subsequent periods.

        The warrants issued to the purchasers of Series B preferred stock in the May 2001 sales have three-year terms and can be used to purchase 1,050,000 shares of our common stock at an exercise price of $9.33 per share. The warrants issued to the private placement agent have five-year terms and can be used to purchase 555,161 shares of our common stock at an exercise price of $9.33 per share, and 123,821 shares of our common stock at an exercise price of $10.60 per share.

Series C and Series D Redeemable Convertible Preferred Stock and Warrants

        In May 2003, we sold 3,500 shares of Series C redeemable convertible preferred stock ("Series C preferred stock") and warrants to purchase 1,141,000 shares of our common stock for $35,000,000 in a private placement resulting in proceeds of $34,050,000, net of cash issuance cost. In conjunction with the sale of the Series C preferred stock, we redeemed the remaining 1,312.5 shares of outstanding Series B preferred stock at the stated value of $13,125,000.

        On October 14, 2003, we entered into an agreement whereby the shares of the Series C preferred stock, along with the associated warrants and an option to purchase additional Series C preferred shares, were exchanged for shares of Series D redeemable convertible preferred stock ("Series D preferred stock"), along with associated warrants and an option to purchase additional Series D preferred shares. As a result of this exchange, the Series C preferred shares and related warrants were cancelled and are no longer outstanding. With the exception of the conversion and exercise prices, the Series D preferred stock and related securities have terms similar to the terms the Series C preferred stock and related securities had.

        The Series D preferred stock and related warrants and purchase rights have been reflected as an exchange of such securities rather than a cancellation of the Series C preferred stock and related warrants and purchase rights and the issuance of the Series D preferred stock and related warrants and purchase rights.

        Pursuant to those agreements, we designated 4,750 shares of Series D preferred stock (stated value $10,000 per share) and issued an aggregate of 3,500 shares of Series D preferred stock in an exchange for an equal number of shares of outstanding Series C preferred stock. The holders of such shares also had a one-year right to acquire an additional 1,250 shares of Series C preferred stock which rights were exchanged for the right to acquire an additional 1,250 shares of the newly created Series D preferred stock until May 2004 at the stated value of $10,000 per share. The initial 3,500 shares of Series D preferred stock are convertible into our common stock at the rate of $3.65 per share of common stock as compared with $4.60 per share of common stock for the Series C preferred stock. The additional 1,250 shares of Series D preferred stock, if issued, will be convertible into our common stock at the rate of $4.00 per share of common stock as compared with $5.05 per share for the additional 1,250 shares of Series C preferred stock. Both the initial and, if issued, the additional Series D preferred stock have a mandatory redemption date of March 15, 2006.

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

        In connection with this transaction, the holders of the warrants to purchase an aggregate of 1,050,000 shares of our common stock at an exercise price of $9.33 per share, which were originally issued in May 2001, waived anti-dilution adjustment provisions under the warrants by reason of the issuance of the Series D preferred stock and warrants and the 9,317,886 shares of our common stock in the private placement described in Note 8.

        The Series D preferred stock carries a cumulative dividend on the stated value of $10,000 per share, payable at a rate of 5.75% per annum, and will be reduced to 4.75% per annum if, in any year, we have consolidated annual revenues in excess of $130 million and the amount of loss per share does not exceed $0.25 per share. Dividends may be paid in cash or, at our option, in registered shares of our common stock, provided that the weighted average price of our common stock is $2.00 or more for the eight business days prior to the dividend date. The number of shares to be issued in payment of a dividend will be determined by dividing the dividend to be paid by 97.5% of the arithmetic average of the weighted average price of our common stock over the five consecutive trading days prior to the dividend date. Dividends are payable quarterly in arrears on the first day of each April, July, October and January. The dividend accrues daily.

        Other than as required by law, the holders of the Series D preferred stock have no voting rights, except that the consent of holders of at least 80% of the outstanding preferred stock will be required to effect any change in either our certificate of incorporation or certificate of designations that would change any of the rights of the preferred stock.

        The holders of the Series D preferred stock may convert their shares into shares of common stock at any time. During the nine month period from June 15, 2005 to the March 15, 2006 maturity date, we may have the right to require the holders of the remaining shares of Series D preferred stock to convert some or all of those shares into the Company's common stock. Such right will be triggered only if the weighted average price of our common stock for 15 trading days in a twenty consecutive trading day period immediately prior to our election to require conversion is at or above $6.00 with respect to any of the initial 3,500 shares of Series D preferred stock being converted and at or above $7.00 with respect to any of the additional 1,250 shares of Series D preferred stock being converted.

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

        The terms of the Series D preferred stock prohibit the payment of cash dividends on our common stock without written consent of the holders of 80% of the outstanding shares of Series D preferred stock. If cash dividends are paid, the holders of Series D preferred stock will also receive dividends as if the shares of Series D preferred stock had been converted into shares of our common stock.

        The determination of the amounts included in the consolidated balance sheets for the redeemable convertible preferred stock is as follows (in thousands):

Series B
Proceeds from May 2001 and August 2001 issuances	$55,125
Cash issuance cost	(3,300)

Net proceeds	51,825
Amounts allocated to (included in additional paid-in capital):
Warrants issued to private placement agent	(3,820)
Warrants issued to investors	(4,294)
Option to purchase additional preferred shares	(2,496)
Beneficial conversion rate	(9,453)

(20,063)

Amount allocated to preferred stock	31,762
Imputed dividend charged to retained earnings	4,187

Amount in December 31, 2001 consolidated balance sheet	35,949
Imputed dividends charged to additional paid-in capital	18,636
Beneficial conversion rate	(14)
Conversion to common stock	(42,000)

Amount in December 31, 2002 consolidated balance sheet	12,571
Imputed dividends charged to additional paid-in capital	554
Redemption in May 2003	(13,125)

Amount in December 31, 2003 consolidated balance sheet	$—

Series C and Series D
Proceeds from May 2003 issuance of Series C	$35,000
Cash issuance cost	(950)

Net proceeds	34,050
Amounts allocated to (included in additional paid-in capital):
Warrants issued to investors	(927)
Option to purchase additional preferred shares	(1,251)

(2,178)

Amount allocated to Series C preferred stock	31,872
Imputed dividend on Series C charged to additional paid-in capital through October 14, 2003	442
Cash cost of exchange of Series C for Series D	(163)

32,151

Adjustments to amounts allocated to (included in additional paid-in capital):
Warrants issued to investors	(380)
Option to purchase additional preferred shares	129

(251)

Amount allocated to Series D preferred stock	31,900
Imputed dividend on Series D charged to additional paid-in capital through December 31, 2003	256

Amount in December 31, 2003 consolidated balance sheet	$32,156

        The difference between the $35,000,000 redemption value and the initial $31,872,000 carrying amount of the shares of Series C preferred stock was being amortized as an imputed dividend on the Series C preferred stock until the maturity date of March 15, 2006 and charged to stockholders' equity. As a result of the exchange of Series C preferred stock for Series D preferred stock, adjusted amounts were allocated to the warrants issued to investors and option to purchase additional preferred shares. The difference between the $35,000,000 redemption value and the initial $31,900,000 carrying amount of the shares of Series D preferred stock is being amortized using the effective interest method as an imputed dividend on the Series D preferred stock until the maturity date of March 15, 2006 and charged to stockholders' equity.

NOTE 8: COMMON STOCK AND STOCK OPTION PLANS

Common Stock

        We have 200,000,000 shares of common stock, $0.01 par value per share, authorized for issuance, of which 58,842,196 shares were outstanding on December 31, 2003 (including 2,930,000 treasury shares). The following amounts have been reserved for future issuance as of December 31, 2003 (in thousands):

Description	Number of shares
Series D preferred stock conversion*	16,788
Common stock option plans	15,045
Warrants	3,418
Other stock compensation plans	1,207

Total	36,458

*
Includes 260,000 shares representing an estimate of the number of shares that might be issued to holders of the Series D preferred stock in payment of quarterly dividends.

Common Stock Private Placement

        On October 14, 2003, we completed a private placement of 9,317,886 shares of our common stock, resulting in gross proceeds of $24,692,000. The net proceeds after payment of the transaction expenses were $23,457,000, which we will use for the creation and development of videogames, for working capital to finance inventory and receivables and for general corporate purposes. One of our board members participated in this private placement buying 37,736 shares of common stock, providing $100,000 of the gross proceeds. All of the common stock issued in the private placement has been registered for resale with the SEC.

Restricted Stock

        On May 6, 2003, we granted David F. Zucker, our President and Chief Executive Officer, 125,000 shares of our common stock all of which are subject to restrictions under a Restricted Stock Agreement between Midway and Mr. Zucker. The period of restriction shall lapse provided that Mr. Zucker has been continuously employed by Midway from May 6, 2003 through the date of such lapse: as to one-third of the restricted shares: on May 6, 2004, and as to the remaining two-thirds of the restricted shares: in eight equal quarterly installments on the first day of each August, November, February and May thereafter. Prior to vesting, Mr. Zucker will have all of the rights of a stockholder of Midway with respect to the restricted shares, including the right to vote such stock and to receive dividends thereon.

The nonvested shares are not transferable and are retained by us until they vest. Unearned compensation was charged to stockholders' equity when the restricted stock was granted. Compensation expense is being recognized over the balance of the vesting period on a straight-line basis over the vesting period.

        The number of shares and weighted average grant date fair value of restricted stock granted during fiscal 2003 are 125,000 and $3.57, respectively. There were no restricted stock grants during fiscal 2002, the six-month periods ended December 31, 2001 and 2000, or fiscal 2001.

Rights Agreement

        We have a Rights Agreement that is intended to assure fair shareholder treatment in any attempted takeover of the Company and to guard against abusive takeover tactics. Under the Rights Agreement, each share of our common stock has an accompanying Right to purchase, under certain conditions, including a takeover attempt, one one-hundredth of a share of our Series A Preferred Stock at an exercise price of $100, permitting each holder to receive $200 worth of our common stock valued at the then current market price. The Rights are redeemable by us at $0.01 per Right, subject to certain conditions, at any time and expire on December 31, 2006. Rights also accompany the Series D convertible preferred stock and certain of our warrants equal to the number of Rights associated with the shares of our common stock to which the Series D convertible preferred stockholders or warrant holders would be entitled to if conversion or exercise had taken place. Sumner Redstone, who owned more than 15% of our common stock at the time of our spin-off from WMS, is exempt from the anti-takeover restrictions of the Rights Agreement.

Stock Option Plans

        We grant options under various plans. Under these plans, we may grant both incentive stock options and nonqualified options on shares of common stock through the year 2012. At December 31, 2003, 13,500,000 shares of common stock to employees and under certain conditions to non-employee directors and consultants were authorized for grant under the plans. The Stock Option Committee of the Board of Directors has the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years. There are 1,865,700 options available for future grant under the plans as of December 31, 2003.

        During 2003, we entered into the Zucker Option Agreement. Under this agreement, we granted Mr. Zucker 1,000,000 non-qualified stock options at an exercise price of $3.57 per share in May 2003. The options vest as to 62,500 shares: on November 1, 2004 and as to the remaining 937,500 shares: in ten equal quarterly installments on the first day of each February, May, and August and November thereafter. Under certain provisions of the agreement, Mr. Zucker is awarded additional options (up to an aggregate 2,250,000) when and if we issue shares of common stock prior to May 6, 2005. On October 14, 2003, Mr. Zucker received 300,968 stock options at an exercise price of $2.92 per share as a result of a private placement of common stock. At December 31, 2003, 1,949,032 shares of common stock were authorized for future grant to Mr. Zucker if we issue additional equity securities.

        The following table summarizes all of our stock option activity for fiscal 2003 and 2002, the six-months ended December 31, 2001 and fiscal 2001 (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2000	6,301	$12.99
Granted with an exercise price equal to the market price	195	8.21
Granted with an exercise price lower than the market price	979	6.52

Total granted	1,174	6.79
Exercised	(136)	8.00
Forfeited	(900)	11.54

Outstanding at June 30, 2001 (4,428 shares exercisable at a weighted average exercise price of $13.20)	6,439	12.17
Granted with an exercise price equal to the market price	61	16.49
Exercised	(655)	8.28
Forfeited	(333)	14.32

Outstanding at December 31, 2001 (3,994 shares exercisable at a weighted average exercise price of $13.42)	5,512	12.54
Granted with an exercise price equal to the market price	4,051	6.93
Granted with an exercise price lower than the market price	33	5.52

Total granted	4,084	6.92
Exercised	(28)	8.30
Forfeited	(515)	9.08

Outstanding at December 31, 2002 (4,699 shares exercisable at a weighted average exercise price of $13.18)	9,053	10.21
Granted with an exercise price equal to the market price	3,424	3.13
Exercised	—	—
Forfeited	(1,247)	8.02

Outstanding at December 31, 2003 (7,486 shares exercisable at a weighted average exercise price of $10.05)	11,230	8.30

        The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2003 (shares in thousands):

	Shares Covered by Options		Weighted Average Exercise Price
Exercise Prices					Weighted Average Remaining Contractual Life
	Outstanding	Exercisable	Outstanding	Exercisable
$2.32-$4.75	3,343	426	$3.12	$3.08	9.5
5.10-9.89	4,476	4,113	6.37	6.30	6.8
10.62-15.56	1,768	1,342	12.99	12.88	6.7
16.50-23.13	1,643	1,605	19.06	19.12	3.3

	11,230	7,486	8.30	10.05	7.1

        The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	0.87	0.90	0.70	0.70	0.70
Risk-free interest rate	3.23%	3.09%	4.54%	5.04%	5.65%
Expected lives	6 years	6 years	6 years	6 years	6 years

        The weighted average grant date fair value of options granted during the periods is as follows:

	Years Ended December 31,		Six-Months Ended December 31,
					Year Ended June 30, 2001
	2003	2002	2001	2000
Weighted average grant date fair value of options granted with an exercise price equal to the market price	$2.30	$5.26	$10.88	$7.01	$5.70
Weighted average grant date fair value of options granted with an exercise price lower than the market price	—	$9.55	—	—	$5.66

NOTE 9: RESTRUCTURING AND OTHER CHARGES

        We have implemented several restructuring plans over recent years.

Consolidation of California Product Development and Marketing Operations

        Late in 2002 we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. The results of this decision included the termination of 27 employees. In addition, three games being developed by terminated employees were cancelled due to the reduction in resources available and our judgment about their prospects. Accordingly, all capitalized product development costs related to these games were written off during fiscal 2002.

        In February 2003, we decided to terminate additional employees. The announcement of this decision involved communicating the plan of termination to an additional 108 employees in Milpitas. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects. All capitalized product development costs related to these games were written off during fiscal 2003.

        In June 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. The announcement of this decision involved communicating the plan of termination to an additional 22 employees, primarily marketing employees.

        The total number of employees expected to be terminated is 157, of which 154 had been terminated as of December 31, 2003.

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

Downsizing of Coin-Operated Videogame Product Line

        During fiscal 2001, we downsized and subsequently terminated our coin-operated videogame product line. Restructuring costs incurred include severance for terminated employees, charges for operating lease space for which we will receive no future economic benefit, fixed asset disposals and various other charges. The total number of employees terminated was 109, all of whom were terminated by December 31, 2001.

        With respect to the restructuring plans discussed above, we have incurred the following aggregate amounts which have been reflected in the restructuring and other charges line item within operations (in thousands):

	Impairment of Capitalized Product Development Costs	Severance Costs	Lease and Long-Term Commitments and Other Costs	Fixed Asset Disposals	Total
Anticipated total expense to be incurred, including cumulative amount expensed for all periods through December 31, 2003	$13,956	$6,228	$3,626	$3,490	$27,300
Cumulative amount expensed for all periods through December 31, 2003	13,956	6,228	3,626	3,490	27,300

Anticipated future expenses as of December 31, 2003	$—	$—	$—	$—	$—

        A reconciliation of the June 30, 2000 and December 31, 2003 liability balances arising from these restructuring activities are summarized as follows (in thousands):

	Impairment of Capitalized Product Development Costs	Severance Costs	Lease and Long-Term Commitments and Other Costs	Fixed Asset Disposals	Total
Balances at June 30, 2000	$—	$—	$—	$—	$—
Provision	—	2,049	1,727	3,070	6,846
Usage/payouts	—	(205)	—	(2,636)	(2,841)

Balances at June 30, 2001	—	1,844	1,727	434	4,005

Provision	—	10	170	—	180
Usage/payouts	—	(1,203)	(934)	(434)	(2,571)

Balances at December 31, 2001	—	651	963	—	1,614

Provision(a)	8,958	1,207	251	205	10,621
Usage/payouts	(8,958)	(958)	(572)	(205)	(10,693)

Balances at December 31, 2002	—	900	642	—	1,542

Provision(b)	4,998	2,962	1,478	215	9,653
Usage/payouts	(4,998)	(3,236)	(536)	(215)	(8,985)

Balances at December 31, 2003	$—	$626	$1,584	$—	$2,210

(a)
During fiscal 2002, we recorded reversals of previously accrued charges totaling $106,000 related to changes in estimates of sublease income.

(b)
During fiscal 2003, we recorded reversals of previously accrued charges totaling $746,000 related to changes in estimates of severance costs and sublease income.

        Accrued severance costs are included with accrued compensation and related benefits on the balance sheet. Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the balance sheet, depending on the nature of the underlying liability.

        In addition to restructuring charges, we also incurred the following charges:

  •
  $684,000 during fiscal 2002 related primarily to the relocation, replacement and training of administrative positions that were consolidated with existing operations in Chicago. This item was recorded in the administrative expense line item of the consolidated statement of operations.

  •
  $189,000 during fiscal 2002 related primarily to the relocation, replacement and training of sales and marketing positions that were consolidated with existing operations in Milpitas, California. This item was recorded in the selling and marketing expense line item of the consolidated statement of operations.

  •
  During the six-months ended December 31, 2001, we recorded a net adjustment of charges recorded in fiscal 2001 totaling $1,060,000 (see below). The net adjustment is comprised of a reduction of cost of sales of $1,260,000 for the sale of coin-operated related kits and parts and an increase of administrative expense of $200,000.

  •
  $4,716,000 during fiscal 2001 related primarily to the write-off of coin-operated inventory. This item was recorded in the cost of sales coin-operated video line item of the consolidated statement of operations.

  •
  $965,000 during fiscal 2001 related to accounts receivable that were deemed to be uncollectible as a result of our decision to stop supporting the coin-operated videogame product line. This item was recorded in the administrative expense line item of the consolidated statement of operations.

NOTE 10: COMMITMENTS

        We lease various office facilities, a warehouse and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at December 31, 2003 as follows (in thousands):

2004	$2,984
2005	1,930
2006	1,586
2007	525
2008	132
Thereafter	—

7,157
Less sublease income	1,457

$5,700

        The table above excludes operating lease commitments expensed in conjunction with restructuring efforts for which we will receive no future economic benefit. Such amounts are reflected on our consolidated balance sheet at December 31, 2003 in other accrued liabilities and other noncurrent liabilities, as appropriate.

        Rent expense for fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001 was $2,408,000, $2,886,000, $2,006,000, $1,827,000, and $3,676,000, respectively, and was offset by sublease income of $1,194,000, $947,000, $444,000, $429,000, and $725,000, respectively. Aggregate future gross lease commitments of approximately $2,509,000 were guaranteed, prior to the acquisition of Atari Games, and continue to be guaranteed by its former parent company.

        Additionally, we enter into license agreements for the use of intellectual property in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. Future minimum payments due under the agreements for 2004 and 2005 not already reflected in the balance sheet at December 31, 2003 total $1,525,000, and are due in 2004 and 2005 in the amounts of $1,000,000 and $525,000, respectively. We are not committed to make payments under such agreements in 2006 or beyond.

NOTE 11: LEGAL PROCEEDINGS

        We are currently the defendant in several securities class action lawsuits filed during fiscal 2003. Plaintiffs allege that Midway and certain directors and officers of the company concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner, and a decrease in consumer demand for our released products. Plaintiffs claim that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. We believe the cases lack merit and intend to contest them vigorously.

        On January 6, 2004, a shareholders' derivative lawsuit was filed against the directors of Midway and nominally against Midway. The Complaint alleges that, during the period between December 2001 and July 2003, defendants (individual directors and certain officers of Midway) made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claims violated the securities laws. Plaintiff alleges that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial conditions. Plaintiff also asserts that Midway is entitled to contribution and indemnification from each individual defendent in connection with all such present and future claims resulting from the individual defendents' alleged misconduct. We believe the case lacks merit and intend to contest it vigorously.

        We are currently the defendant in a patent infringement case involving certain characters appearing in one of our videogames. The case is pending and we intend to contest the charges against us vigorously. The inherent nature of outcomes relating to litigation is uncertain. While we have recorded our best estimate for potential liability related to this matter, the final settlement may be for amounts significantly different than those recorded in our financial statements as of December 31, 2003, which would have a material impact on our future financial condition and operating results.

        We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

NOTE 12: RELATED PARTY TRANSACTIONS

        The amount disclosed on the face of the balance sheet as "Due to related parties" includes the following amounts, each of which is described in detail below:

	December 31,
	2003	2002
	(In thousands)
WMS tax sharing	$6,487	$2,801
Accrued retirement and executive settlement—Nicastro	5,915	685
Accrued severance—Bach	—	320

Due to related parties	$12,402	$3,806

        During August 2003, we received $4,000,000 from WMS Industries Inc. ("WMS"), our former parent company, pursuant to a settlement agreement dated August 11, 2003, relating to tax sharing and separation agreements between the two companies. Under the tax sharing and separation agreements, we are required to reimburse WMS for the majority of this balance under certain circumstances related to our use of our net operating loss carryforwards or if there is a change in control of Midway, which includes, among other things, any person or group becoming the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting stock. Accordingly, we have recorded $3,686,000 of this amount as a liability, which is reflected in other noncurrent liabilities on our consolidated balance sheet.

        During 2001, WMS paid us $2,801,000 relating to tax sharing and separation agreements between the two companies for certain stock option tax benefits. Under the tax sharing and separation agreements, we are required to reimburse WMS for this balance under certain circumstances related to our use of our net operating loss carryforwards or if there is a change in control of Midway, which includes, among other things, any person or group becoming the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting stock. Accordingly, we have recorded this amount as a liability, which is reflected in other noncurrent liabilities on our consolidated balance sheet.

        During May 2003, David F. Zucker succeeded Neil D. Nicastro as the Company's chief executive officer and president. Mr. Nicastro continues to serve as the chairman of our board of directors. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered and Mr. Nicastro entered into a severance agreement with us during May 2003. Administrative expense includes

$9,459,000 of charges incurred in fiscal 2003 related to the employment agreement and severance agreement with Mr. Nicastro. The severance agreement included a $4,000,000 cash payment made to Mr. Nicastro during the second quarter of 2003, a $1,963,000 note payable to Mr. Nicastro due in May 2006 earning interest at 5% per annum with interest payments due quarterly and 607,846 shares of our common stock that Mr. Nicastro will receive in equal monthly issuances of 16,884 common shares from May 2006 to April 2009. The note payable is convertible at Mr. Nicastro's election during April 2006 into shares of our common stock at the conversion price of $3.28 per share and is included in other noncurrent liabilities on our consolidated balance sheet. In addition, the note payable to Mr. Nicastro may become immediately due in shares of our common stock and any of the 607,846 shares not yet issued to Mr. Nicastro may become immediately due to him if for any consecutive 30 trading days during the 35 months following May 6, 2003 the weighted average price of our common stock is at least $10.00 for the acceleration of the note payable and $7.50 for acceleration of the delivery of the 607,846 shares. Conversion of the note payable into shares of our common stock could result in the issuance of up to 599,259 shares of our common stock. The shares of common stock and the conversion features of the note payable resulted in a charge of $3,386,000 during fiscal 2003. We also surrendered certain life insurance policies for their cash value and paid a portion of the proceeds to Mr. Nicastro, which resulted in a charge of $110,000 during fiscal 2003.

        Harold H. Bach, Jr., a member of our Board of Directors, was employed by us under the terms of an employment agreement dated as of May 24, 1999. This agreement provided for salaried compensation at the base rate of $315,000 per year. We agreed with Mr. Bach to terminate the agreement in September 2001, with separation payments to be made through December 31, 2004 at the same rate as Mr. Bach's base salary. In addition to the amounts included in due to related parties, amounts included in the balance sheet in accrued compensation and related benefits at December 31, 2003 and 2002 were $316,000 and $321,000, respectively.

        At December 31, 2002, we had a receivable of $102,000 from Mr. Nicastro. Pursuant to his employment contract, $984,000 of advances were made to him for a bonus accrued during the first six-months of fiscal 2000. The accrued bonus was reversed in the second six-months of fiscal 2000. The receivable was fully extinguished from reductions in his salary.

        During June 2002, we purchased from WMS real estate consisting of our principal office and a related parking lot. Prior to the purchase, we leased these facilities from WMS. The total purchase price of $2,316,000 was paid in cash.

        Since our incorporation in 1988 through the date of our 1996 initial public offering, Midway was a wholly owned subsidiary of WMS. In 1998, WMS completed the spin-off of its remaining ownership interest in Midway. A majority of the members of our board of directors also serve on WMS' board of directors.

        Some of our current and former board members are affiliated with some of our vendors. Activity for our reported periods and amounts owed each of the affiliated companies at the balance sheet dates reflected in our consolidated financial statements are as follows:

  •
  Mr. William C. Bartholomay, a member of our Board of Directors, is Group Vice Chairman of Willis Group Holdings, Inc. and Vice Chairman of Willis North America, Inc. and was formerly President of Near North National Group. We have retained these companies or their affiliates as insurance brokers, and have paid insurance premiums to these brokers totaling in the aggregate $1,801,000, $1,532,000, $695,000, $244,000 and $850,000 for fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001, respectively. No amounts were owed to Willis Group Holdings Limited and affiliates or Near North National Group at the balance sheet dates.

  •
  Mr. Gerald O. Sweeney, Jr., was a member of our Board of Directors from 1996 until June 12, 2003. Mr. Sweeney is a member of the law firm of Lord, Bissell & Brook, which performs legal services for us from time to time. Legal costs incurred were $858,000, $709,000, $2,000, $16,000 and $16,000 for fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001, respectively. Amounts owed Lord, Bissell & Brook at December 31, 2003 and 2002 totaled $67,000 and $77,000, respectively, and are included in other accrued liabilities.

  •
  Mr. Ira Sheinfeld, a member of our Board of Directors, is a member of the law firm of Hogan & Hartson L.L.P. (and was formerly a member of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which merged into Hogan & Hartson L.L.P.), which we retain to provide tax services. Professional costs incurred were $60,000, $205,000, $17,000, $40,000 and $56,000 for fiscal 2003 and 2002, the six-months ended December 31, 2001 and 2000 and fiscal 2001, respectively. Amounts owed Hogan & Hartson L.L.P. at December 31, 2003 totaled $4,000 and are included in other accrued liabilities. No amounts were owed this firm at December 31, 2002.

  •
  Mr. Richard D. White, a member of our Board of Directors, was a Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets, Corp., until May 2002. CIBC World Markets rendered financial advisory services to us totaling $150,000 in fiscal 2001. No amounts were owed this company at the balance sheet dates.

NOTE 13: SUBSEQUENT EVENTS

Credit Facility

        In March 2004, we entered into a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 (the "Credit Facility"). Under the Credit Facility we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. The term loan bears interest at the bank's base rate plus 6.0% (10.0% at closing), has a five year term and is to be repaid in equal monthly installments starting in August 2004 and ending in February 2009. Availability under the revolving line of credit up to $15,000,000 is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility, bears interest at our election at either the bank's base rate plus 1.0% (5.0% at closing) or the LIBOR rate plus 3.5% (approximately 4.7% at closing), but in no event less than 6.0%, and has a five year term. The interest rates under the revolving line of credit are adjusted annually based on our operating results as defined in the Credit Facility. In addition, the Credit Facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. A fee in the amount of 0.5% per annum multiplied by the unused portion of the revolving line of credit is due and payable on a monthly basis. Proceeds received from the Credit Facility will be used for working capital, capital expenditures and our general corporate needs.

        Substantially all of our assets are pledged as collateral under the Credit Facility. The Credit Facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit, restricts our ability to make payments, including dividends and other distributions, on our capital stock except in shares of common stock and the scheduled quarterly dividends on our Series D preferred stock, restricts our ability to make acquisitions, except two acquisitions not exceeding $5,000,000 each, provided no portion of the purchase price is payable in cash, and restricts our capital expenditures. In addition, the Credit Facility restricts our ability to repurchase or redeem any shares of our capital stock, except we may redeem our Series D preferred stock at maturity with shares of our common stock or, if after the redemption date we would have cash and borrowing availability under our line of credit of at least $25,000,000, in cash. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated prior to the expiration of the five-year term, the lender is entitled to receive prepayment penalties not to exceed $600,000.

Shelf Registration Statement

        In February 2004, we filed a shelf registration statement on Form S-3 with the SEC in connection with the possible offer and sale, from time to time on a delayed basis, of up to $100,000,000 aggregate amount of our common stock, preferred stock, warrants, rights, units and/or stock purchase contracts.

NOTE 14: SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial information for fiscal 2003 and 2002 are as follows (in thousands, except per share amounts):

	Quarters Ended,
	March 31, 2003(1)	June 30, 2003(2)	September 30, 2003(3)	December 31, 2003(4)
Revenues	$45,826	$4,981	$11,618	$30,099
Gross profit (loss)	14,923	(25,563)	(6,283)	(3,858)
Research and development expense	5,848	5,242	4,513	7,206
Restructuring and other charges	6,627	2,251	180	595
Loss applicable to common stock	(9,600)	(55,669)	(24,100)	(28,565)
Basic and diluted loss per share of common stock	$(0.21)	$(1.20)	$(0.52)	$(0.52)
Average number of shares outstanding	46,469	46,469	46,469	54,471

(1)
Restructuring and other charges for the quarter ended March 31, 2003 relate to consolidation of California product development operations. The loss applicable to common stock includes $30,000 related to writedowns of capitalized product development costs reflected in cost of sales.

(2)
Restructuring and other charges for the quarter ended June 30, 2003 relate to consolidation of California marketing operations into existing facilities in San Diego and Chicago. The loss applicable to common stock includes $23,161,000 related to writedowns of capitalized product development costs reflected in cost of sales and $9,459,000 in administrative expense related to an employment agreement and severance agreement with Mr. Nicastro, our former Chief Executive Officer and President.

(3)
The loss applicable to common stock includes $4,164,000 related to writedowns of capitalized product development costs reflected in cost of sales.

(4)
The loss applicable to common stock includes $5,889,000 related to writedowns of capitalized product development costs reflected in cost of sales.

	Quarters Ended,
	March 31, 2002(2)	June 30, 2002(3)	September 30, 2002(4)	December 31, 2002(5)
Revenues	$31,007	$28,073	$52,621	$80,156
Gross profit	12,255	5,290	12,186	19,427
Research and development expense(1)	5,870	7,025	7,245	6,170
Restructuring and other charges	1,210	—	—	9,411
Loss applicable to common stock	(8,933)	(27,919)	(11,813)	(24,953)
Basic and diluted loss per share of common stock	$(0.20)	$(0.61)	$(0.25)	$(0.54)
Average number of shares outstanding	43,677	45,663	46,495	46,469

(1)
Certain amounts have been reclassified to reflect current period presentation.

(2)
Restructuring and other charges for the quarter ended March 31, 2002 relate to the consolidation of administrative facilities in Corsicana with existing operations in Chicago and Milpitas. The loss applicable to common stock also includes $123,000 of charges relating to the relocation, replacement and training of positions impacted by the closing of those facilities.

(3)
Loss applicable to common stock for the quarter ended June 30, 2002 includes $16,341,000 imputed dividends on our Series B convertible preferred stock resulting from investors converting preferred stock into common stock accelerating the recognition of imputed preferred stock dividends that otherwise would have been recognized in subsequent periods. The loss applicable to common stock also includes $507,000 of charges relating to the relocation, replacement and training of positions impacted by the closing of facilities in Corsicana.

(4)
Loss applicable to common stock includes $218,000 of charges relating to the relocation, replacement and training of positions impacted by the closing of facilities in Corsicana.

(5)
Restructuring and other charges for the quarter ended December 31, 2002 relate to consolidation of California product development operations. Loss applicable to common stock includes $5,390,000 of deferred income tax expense resulting from the revaluation of net deferred tax assets and $25,000 of charges relating to the relocation, replacement and training of positions impacted by the closing of facilities in Corsicana.

MIDWAY GAMES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003 and 2002, six-months ended December 31, 2001 and year ended June 30, 2001

	COLUMN A	COLUMN B	COLUMN C ADDITIONS		COLUMN D	COLUMN E
Period	Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Amounts Written Off	Balance at End of Period
Year Ended
December 31, 2003	Allowance for doubtful accounts	$2,590,000	$312,000	$—	$492,000	$2,410,000
	Allowance for price protection, returns and discounts	10,319,000	15,802,000	—	19,119,000	7,002,000
	Deferred tax asset valuation allowance	45,384,000	43,472,000	—	—	88,856,000
Year Ended
December 31, 2002	Allowance for doubtful accounts	$1,985,000	$889,000	$—	$284,000	$2,590,000
	Allowance for price protection, returns and discounts	5,256,000	27,824,000	—	22,761,000	10,319,000
	Deferred tax asset valuation allowance	23,387,000	21,997,000	—	—	45,384,000
Six-Months Ended
December 31, 2001	Allowance for doubtful accounts	$2,755,000	$1,003,000	$—	$1,773,000	1,985,000
	Allowance for price protection, returns and discounts	5,599,000	4,526,000	—	4,869,000	5,256,000
	Deferred tax asset valuation allowance	20,271,000	1,611,000	1,505,000	—	23,387,000
Year Ended
June 30, 2001	Allowance for doubtful accounts	$821,000	$2,494,000	$—	$560,000	$2,755,000
	Allowance for price protection, returns and discounts	5,034,000	9,680,000	—	9,115,000	5,599,000
	Deferred tax asset valuation allowance	—	20,271,000	—	—	20,271,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2004.

MIDWAY GAMES INC.
By:	/s/ DAVID F. ZUCKER David F. Zucker President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID F. ZUCKER David F. Zucker	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2004
/s/ THOMAS E. POWELL Thomas E. Powell	Executive Vice President—Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 11, 2004
/s/ NEIL D. NICASTRO Neil D. Nicastro	Chairman of the Board and Director	March 11, 2004
/s/ LOUIS J. NICASTRO Louis J. Nicastro	Director	March 11, 2004
/s/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Director	March 11, 2004
/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	March 11, 2004
/s/ WILLIAM E. MCKENNA William E. McKenna	Director	March 11, 2004
/s/ NORMAN J. MENELL Norman J. Menell	Director	March 11, 2004
/s/ HARVEY REICH Harvey Reich	Director	March 11, 2004
/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	March 11, 2004

/s/ ROBERT N. WAXMAN Robert N. Waxman	Director	March 11, 2004
/s/ JAY N. WHIPPLE III Jay N. Whipple III	Director	March 11, 2004
/s/ RICHARD D. WHITE Richard D. White	Director	March 11, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the "S-1 Registration Statement").
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Rights Agreement filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 15, 2003 (the "10/15/03 8-K").
3.4	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of the Registrant, dated October 14, 2003, incorporated herein by reference to the 10/15/03 8-K.
3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003 incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "6/30/03 10-Q").
3.6
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004 (the "2/25/04 S-3")
3.7	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the 6/30/03 10-Q.
4.1	Third Amended and Restated Rights Agreement dated as of October 14, 2003, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.
4.2	Form of Warrants to purchase common stock of Midway Games Inc. issued to certain investors, incorporated herein by reference to the 10/15/03 8-K.
10.1
Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated herein by reference to the S-1 Registration Statement.
10.2	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.3	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.
10.4	Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.5	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).

10.6
Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro's Employment Agreement with Midway, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K").
10.7	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.8	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.9	1999 Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.10
Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K").
10.11
Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.12
Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K").
10.13	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.14
Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro's Employment Agreement with the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.15
Securities Purchase Agreement, dated as of May 22, 2001, by and among the Registrant and the investors listed on the Schedule ofBuyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.16	Registration Rights Agreement, dated May 22, 2001, by and among the Registrant and the investors listed on the Schedule ofBuyers attached thereto, incorporated herein by reference to the 5/22/01 8-K.
10.17	Form of Warrants to purchase common stock of the Registrant, issued to certain investors, incorporated herein by reference to the 5/22/01 8-K.
10.18	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the 5/22/01 8-K.
10.19
Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.20	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.21	2002 Stock Option Plan, incorporated herein by reference to the Registrant's definitive proxy statement filed on December 5, 2001.

10.22
Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.
10.23	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10.24
Letter Agreement dated as of February 10, 2003 by and between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the "2002 10-K").
10.25
Letter Agreement dated as of February 10, 2003 by and between the Registrant and Mark S. Beaumont regarding Mr. Beaumont's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.26
Letter Agreement dated as of February 10, 2003 by and between the Registrant and David W. Nichols regarding Mr. Nichols's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.27	Amended and Restated Credit Agreement dated as of March 24, 2003 among the Registrant and Bank of America, N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.28
Amended and Restated Security Agreement dated as of March 24, 2003 among the Registrant, certain subsidiaries of the Registrant and Bank of America N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.29	LC Credit Agreement dated as of March 24, 2003 between the Registrant and Bank of America, N.A., among other lenders, incorporated herein by reference to the 2002 10-K.
10.30	Midway Management Bonus Incentive Plan, incorporated herein by reference to the 2002 10-K.
10.31	Amendment and Waiver dated as of May 16, 2003, among Midway Games Inc., Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the 5/19/03 8-K.
10.32
Executive Employment Agreement made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 7, 2003 (the "5/7/03 8-K").
10.33	Stock Option Agreement made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.34	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.35	Restricted Stock Agreement made and entered into as of the 6th day of May, 2003, by and between Midway Games Inc. and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.36	Severance Agreement dated as of the 6th day of May, 2003, by and between Midway Games Inc. and Neil D. Nicastro, incorporated herein by reference to the 5/7/03 8-K.

10.37
First Amendment to Credit Agreement dated as of May 16, 2003 among Midway Games Inc., the financial institutions parties thereto, and Bank of America, NA, as letter of credit issuing bank and agent to the Banks named therein, incorporated herein by reference to the 5/19/03 8-K.
10.38	Securities Purchase Agreement dated as of May 16, 2003 among Midway Games Inc. and the investors listed on the Schedule ofBuyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.39	Amendment and Waiver dated as of October 14, 2003 between Midway Games Inc. and Neil D. Nicastro, incorporated herein by reference to the 10/15/03 8-K.
10.40
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
10.41
Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.42
Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.43
PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.44
PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.45
Forbearance Agreement dated as of August 11, 2003 by and among Midway Games Inc., Bank of America, N.A., as letter of credit issuing bank and agent, and the other financial institutions parties thereto, incorporated herein by reference to the June 2003 S-3.
10.46	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Smithfield Fiduciary LLC, incorporated herein by reference to the 10/15/03 8-K.
10.47	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Portside Growth and Opportunity Fund, incorporated herein by reference to the 10/15/03 8-K.
10.48	Amendment and Exchange Agreement dated as of October 14, 2003 between Midway Games Inc. and Lighthouse LLC, incorporated herein by reference to the 10/15/03 8-K.

10.49	Registration Rights Agreement dated as of October 14, 2003 by and between Midway Games Inc. and the investors in the Series D stock, incorporated herein by reference to the 10/15/03 8-K.
10.50
Securities Purchase Agreement dates as of October 14, 2003 among Midway Games Inc. and the investors listed on the Schedule ofBuyers attached thereto, incorporated herein by reference to the 10/15/03 8-K.
10.51
Amendment dated as of December 12, 2003, to LC Credit Agreement dated as of March 24, 2003, as amended, and to Forbearance Agreement dated as of August 11, 2003, as amended, among the Registrant, the financial institutions parties (the "Banks") and Bank of America, N.A. as letter of credit issuing bank and as agent for the Banks, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
10.52	Loan and Security Agreement by and among the Registrant, certain subsidiaries of the Registrant, the lenders signatories thereto, and Wells Fargo Foothill, Inc., dated as of March 3, 2004.
10.53	Continuing Guaranty dated as of March 3, 2004, between the Registrant and certain of its subsidiaries in favor of Wells Fargo Foothill, Inc.
10.54	Intercompany Subordination Agreement dated as of March 3, 2004 among the Registrant, certain subsidiaries of the Registrant and Wells Fargo Foothill, Inc.
10.55	Form of Pledge Agreement dated as of March 3, 2004, between the Registrant, certain subsidiaries of the Registrant and Wells Fargo Foothill, Inc.
10.56
Xbox Live Distribution Amendment to the Xbox Publisher License Agreement entered into as of December 8, 2003 by and among Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.57	Settlement Agreement dated August 11, 2003 between WMS and Midway.
14.1	Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP
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
  Item 9A. Controls and Procedures.
PART III
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
INDEX TO FINANCIAL INFORMATION
REPORT OF INDEPENDENT AUDITORS
  Midway Games Inc.
  Midway Games Inc.
  Midway Games Inc.
  Midway Games Inc.
  Midway Games Inc. Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2003 and 2002, six-months ended December 31, 2001 and year ended June 30, 2001
SIGNATURES
EXHIBIT INDEX