Form 10-Q
period 2004-03-31
MIDWAY GAMES INC
filed 2004-05-07
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 001-12367

MIDWAY GAMES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2906244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2704 W. Roscoe Street, Chicago, IL (Address of Principal Executive Offices)	60618 (Zip Code)

Registrant's telephone number, including area code (773) 961-2222

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,218,229 common stock, $0.01 par value, were outstanding at May 6, 2004, excluding 2,930,000 shares held as treasury shares.

MIDWAY GAMES INC.

INDEX

Part I—Financial Information

Item 1—Financial Statements

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,722	$41,682
Receivables, less allowances of $6,337 at March 31, 2004 and $9,412 at December 31, 2003	12,487	15,814
Inventories	5,029	3,566
Capitalized product development costs	15,812	11,292
Prepaid expenses and other current assets	5,251	4,634

Total current assets	84,301	76,988
Capitalized product development costs	959	—
Property and equipment, net	12,404	13,272
Goodwill	33,464	33,464
Other assets	2,917	1,725

Total assets	$134,045	$125,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,015	$5,413
Accrued compensation and related benefits	3,287	3,674
Accrued royalties	5,149	2,961
Accrued selling and marketing	1,569	2,016
Current portion of long-term debt	2,222	—
Other accrued liabilities	13,037	12,255

Total current liabilities	34,279	26,319
Long-term debt	12,778	—
Due to related parties	12,402	12,402
Deferred income taxes	5,788	5,460
Other noncurrent liabilities	826	1,219
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated, 3,679 shares issued and outstanding at March 31, 2004, redeemable at $36,790 and 3,500 shares issued and outstanding at December 31, 2003, redeemable at $35,000	34,221	32,156
Stockholders' equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 59,012,945 and 58,842,196 shares issued	590	588
Additional paid-in capital	245,084	244,963
Accumulated deficit	(184,838)	(170,667)
Accumulated translation adjustment	(1,050)	(919)
Deferred compensation	(310)	(347)
Treasury stock, at cost, 2,930,000 shares	(25,725)	(25,725)

Total stockholders' equity	33,751	47,893

Total liabilities and stockholders' equity	$134,045	$125,449

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended March 31,
	2004	2003
Revenues	$20,131	$45,826
Cost of sales:
Product costs and distribution	9,175	21,764
Royalties and product development	6,325	9,139

Total cost of sales	15,500	30,903

Gross profit	4,631	14,923
Research and development expense	5,069	5,848
Selling and marketing expense	9,078	7,061
Administrative expense	4,386	3,975
Restructuring and other charges	(77)	6,627

Operating loss	(13,825)	(8,588)
Interest income	98	184
Interest expense	(178)	—
Other income and expense, net	62	48

Loss before income taxes	(13,843)	(8,356)
Provision for income taxes	328	961

Net loss	(14,171)	(9,317)
Preferred stock dividends:
Distributed	503	130
Imputed	310	153

Loss applicable to common stock	$(14,984)	$(9,600)

Basic and diluted loss per share of common stock	$(0.27)	$(0.21)

Average number of shares outstanding	55,830	46,469

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(14,171)	$(9,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of capitalized product development costs, including writedowns	5,543	9,190
Depreciation and amortization	1,201	1,773
Receivables provision	2,569	5,122
Deferred income taxes	328	329
Stock compensation expense	70	100
Loss on disposal of property and equipment	1	30
Increase (decrease) from changes in operating assets and liabilities:
Receivables	700	16,940
Inventories	(1,591)	4,947
Capitalized product development costs	(11,022)	(10,545)
Prepaid expenses and other current assets	(426)	(283)
Accounts payable and accruals	5,694	(11,106)
Income taxes	—	663
Other assets and liabilities	(926)	(153)

Net cash provided by (used in) operating activities	(12,030)	7,690
Investing activities:
Purchases of property and equipment	(326)	(373)

Net cash used in investing activities	(326)	(373)
Financing activities:
Proceeds from long-term debt	15,000	—
Payment of debt issuance costs	(829)	—
Net proceeds from sale of Series D preferred stock	1,755	—
Cash dividends on preferred stock	(513)	(134)
Cash received on exercise of common stock options	809	—

Net cash provided by (used in) financing activities	16,222	(134)

Effect of exchange rate changes on cash	174	(381)

Increase in cash and cash equivalents	4,040	6,802
Cash and cash equivalents at beginning of period	41,682	48,983

Cash and cash equivalents at end of period	$45,722	$55,785

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Financial Statements

        The accompanying unaudited condensed consolidated financial statements of Midway Games Inc. (the "Company," "we" or "Midway") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three-months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Reclassification of Prior Period Balances

        Certain prior period balances have been reclassified to conform to current period presentation.

3.    New Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force ("EITF") reached final consensuses on Issue 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that entitle the holder to participate in dividends of the company when, and if, it declares dividends on its common stock. The Issue also provides guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Issue is effective for fiscal periods beginning after March 31, 2004. Prior period EPS amounts should be restated to conform to the consensuses to ensure comparability year over year. We are evaluating what impact, if any, adopting the provisions of EITF 03-6 will have on our financial statements.

4.    Inventories

        Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.

5.    Stock-Based Compensation

        We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We recognize compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant on a straight-line basis over the vesting period. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of our common stock at the date of grant. We have reflected the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended March 31,
	2004	2003
Reported loss applicable to common stock	$(14,984)	$(9,600)
Deduct stock-based compensation expense included in reported loss applicable to common stock (a)	70	100
Add stock-based compensation expense determined under the fair value based method for all awards (a)	(1,336)	(4,238)

Pro forma net loss applicable to common stock	$(16,250)	$(13,738)

Basic and diluted loss per share:
As reported	$(0.27)	$(0.21)
Pro forma	$(0.29)	$(0.30)

(a)
These amounts reflect a $0 income tax effect given our current income tax position. See Note 10 for details about our income taxes.

6.    Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss for the three-months ended March 31, 2004 and 2003 amounted to $14,302,000 and $9,320,000, respectively.

7.    Loss per Common Share

        The following securities exercisable for or convertible into shares of common stock were outstanding on March 31, 2004 and 2003 (in thousands):

	March 31,
Type
	2004	2003
Stock options	11,035	8,701
Warrants	2,870	1,729
Contingent shares	1,332	608
Redeemable convertible preferred stock, Series B	—	1,238
Redeemable convertible preferred stock, Series D	10,037	—

Total common stock equivalents	25,274	12,276

        The calculation of loss per share for the three-months ended March 31, 2004 and 2003 did not include the effect of either stock options, warrants, contingent shares or redeemable convertible preferred stock because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the three-months ended March 31, 2004 and 2003 were used in their respective calculations of basic and diluted loss per share of common stock.

        See also Note 15 for a discussion of equity transactions completed after March 31, 2004.

8.    Capitalized Product Development Costs

        The following table reconciles the beginning and ending capitalized product development cost balances for the three-months ended March 31, 2004 and 2003 (in thousands):

	Three-Months Ended March 31,
	2004	2003
Beginning balance	$11,292	$28,761
Additions	11,022	10,546
Amortization, including writedowns	(5,543)	(5,515)
Restructuring charges	—	(3,675)

Ending balance	$16,771	$30,117

        During the three-months ended March 31, 2003, we recorded impairment charges for capitalized product development costs in the restructuring and other charges line item of our consolidated statement of operations. See Note 13 for details about our restructuring activities.

9.    Credit Facility

        In March 2004, we entered into a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. The credit facility was amended on April 5, 2004 and April 14, 2004 (the "Credit Facility").

        The term loan originally bore interest at the bank's base rate (4.0% at March 31, 2004) plus 6.0% (totaling 10.0% at March 31, 2004), has a five year term and is to be repaid in equal monthly installments starting in August 2004 and ending in February 2009. The April 14, 2004 amendment changed the interest rate to our election of either the bank's base rate (plus 0.0%) or the LIBOR rate plus 2.75%, but in no event less than 4.0%, effective with the date of the amendment. These rates may be adjusted monthly based on our level of liquidity, as defined by the April 14, 2004 amendment, but in no event greater than the bank's base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable.

        Availability under the revolving line of credit up to $15,000,000 is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility, originally bore interest at our election at either the bank's base rate (4.0% at March 31, 2004) plus 1.0% (totaling 5.0% at March 31, 2004) or the LIBOR rate (1.1% at March 31, 2004) plus 3.5% (totaling 4.6% at March 31, 2004), but in no event less than 6.0%, and has a five year term. The April 14, 2004 amendment changed the interest rate to our election of either the bank's base rate (plus 0.0%) or the LIBOR rate plus 2.75%, but in no event less than 4.0%, effective with the date of the amendment. The interest rates under the revolving line of credit are adjusted annually based on our operating results under the test set forth in the Credit Facility, but in no event greater than the bank's base rate plus 1.0% or the LIBOR rate plus 3.75%, as applicable.

        In addition, the Credit Facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. There were no amounts drawn on the revolving line of credit or letters of credit outstanding at March 31, 2004. A fee of 0.5% per annum multiplied by the unused portion of the revolving line of credit is due and payable on a monthly basis.

        Debt issue costs through March 31, 2004 of $890,000 were capitalized and are being amortized over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense.

        Substantially all of our assets are pledged as collateral under the Credit Facility. The Credit Facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit, restricts our ability to make payments, including dividends and other distributions, on our capital stock except in shares of common stock and the scheduled quarterly dividends on our Series D preferred stock, restricts our ability to make acquisitions, except two acquisitions not exceeding $5,000,000 each, provided no portion of the purchase price is payable in cash, and restricts our capital expenditures. See Note 15 for details of an acquisition made after March 31, 2004, which was consented to by the bank. In addition, the Credit Facility restricts our ability to repurchase or redeem any shares of our capital stock, except we may redeem our Series D preferred stock at maturity with shares of our common stock or, in cash if after the redemption date we would have cash and borrowing availability under our line of credit of at least $25,000,000. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $600,000.

10.    Income Taxes

        During the three-months ended March 31, 2004 and 2003, we provided a valuation allowance against our deferred tax assets. The valuation allowance decreases the deferred tax assets to the amount reasonably expected to be used. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the condensed consolidated balance sheets. We will be required to provide additional valuation allowance in future periods should tax losses occur. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, deferred tax expense will be recognized. All or part of the valuation allowance may be reversed into income in future periods if and when we return to profitability. This valuation allowance increased in the three-months ended March 31, 2004 and 2003 by $5,378,000 and $4,761,000, respectively.

        At December 31, 2003, we had net operating loss carryforwards of $222,000,000 for federal income tax purposes which expire from 2019 to 2023, and net operating loss carryforwards of $78,307,000 for state income tax purposes which expire from 2010 to 2022. Our future ability to use our net operating loss carryforwards is subject to limitation due to a stockholder ownership change, as defined under Section 382 of the Internal Revenue Code.

11.    Preferred Stock

        In March 2004, one of the holders of our Series D preferred stock exercised its right to purchase 179 additional shares of Series D preferred stock at $10,000 per share. We received proceeds of $1,755,000, net of issuance costs. The additional shares of Series D preferred stock have similar provisions, including those relating to conversion and redemption, as the initial Series D preferred shares except that the conversion price is $4.00, subject to adjustment. The conversion price of the initial Series D preferred shares issued during fiscal 2003 is $3.65 per share, subject to adjustment.

        See Note 15 for information concerning an additional preferred stock transaction completed after March 31, 2004.

12.    Common Stock

        In February 2004, we filed a shelf registration statement on Form S-3 with the SEC in connection with the possible offer and sale, from time to time on a delayed basis, of up to $100,000,000 aggregate amount of our common stock, preferred stock, warrants, rights, units and/or stock purchase contracts. See Note 15 for a discussion of stock issued after March 31, 2004 under this registration statement. After this April 2004 stock issuance described in Note 15, we are withdrawing the balance of the shelf registration statement.

        During the three-months ended March 31, 2004, employees exercised stock options resulting in the issuance of an aggregate 170,749 shares of common stock at an average exercise price of $5.29 per share, resulting in total proceeds of approximately $903,000. Of this amount, $809,000 had been received by us prior to March 31, 2004 and $94,000 is reflected in receivables at March 31, 2004.

13.    Restructuring

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge during fiscal 2003. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs during fiscal 2003 related to this decision. The total number of employees expected to be terminated from these reductions is 157, of which 154 had been terminated as of March 31, 2004. All total anticipated costs to be incurred under these restructuring efforts were recognized as restructuring costs prior to December 31, 2003.

        A reconciliation of the December 31, 2003 and March 31, 2004 liability balances arising from these restructuring activities discussed above are summarized as follows (in thousands):

	Severance Costs	Lease and Long-Term Commitments and Other Costs	Total
Balances at December 31, 2003	$626	$1,584	$2,210
Provision(a)	—	(77)	(77)
Usage/payouts	(283)	(254)	(537)

Balances at March 31, 2004	$343	$1,253	$1,596

(a)
During the three-months ended March 31, 2004, we recorded reversals of previously accrued charges totaling $77,000 related to changes in estimates of sublease income, which are reflected in restructuring and other charges on the statement of operations.

        Accrued severance costs are included with accrued compensation and related benefits on the condensed consolidated balance sheet. Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the balance sheet.

14.    Legal Proceedings

        We are currently a defendant in several securities class action lawsuits filed during fiscal 2003. Plaintiffs allege that Midway and certain directors and officers of the company concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner, and a decrease in consumer demand for our released products. Plaintiffs claim that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. Plaintiffs further claim that our financial statements during the class period violated General Accepted Accounting Principles because they did not include timely write-offs of capitalized product development costs, and because they did not include adequate reserves for price protection, returns, and discounts. We believe the cases lack merit and intend to contest them vigorously.

        On January 6, 2004, a shareholders' derivative lawsuit was filed against the directors of Midway and nominally against Midway. The Complaint alleges that, during the period between December 2001 and July 2003, defendants (individual directors and certain officers of Midway) made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claims violated the securities laws. Plaintiff also alleges that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial condition. In addition, Plaintiff asserts that Midway is entitled to contribution and indemnification from each individual defendant in connection with all such present and future claims resulting from the individual defendants' alleged misconduct. We believe the case lacks merit and intend to contest it vigorously.

        We are the defendant in an intellectual property infringement case involving certain characters appearing in one of our videogames. We intend to contest the charges against us vigorously. The inherent nature of outcomes relating to litigation is uncertain. While we have recorded our best estimate for potential liability related to this matter, the final settlement may be for amounts significantly different than those recorded in our financial statements as of March 31, 2004, which would have a material impact on our future financial condition and operating results.

        We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

15.    Subsequent Events

        On April 5, 2004, we acquired privately-held Surreal Software Inc. ("Surreal"), in an all-stock transaction. We acquired all of the outstanding capital stock of Surreal held by Surreal shareholders (the "Selling Shareholders") in exchange for 540,316 shares of our common shares with a value of $3,987,500. Of the 540,316 Midway common shares, 67,751 shares are immediately saleable and transferable. The remaining 472,565 shares are subject to restrictions which lapse: as to 189,025 shares, on October 5, 2004; as to 94,513 shares, on April 5, 2005; as to 94,513 shares, on April 5, 2006; as to the remaining 94,514 shares, on April 5, 2007. In addition to shares issued for the acquisition of Surreal, a total of 137,199 restricted shares of our common stock, with a value of $1,012,500, were issued as retention incentives to 13 key Surreal employees, none of which were Selling Shareholders and each of whom are now our employees. Provided the employee remains employed by us, the restrictions on the stock will lapse: as to 54,879 restricted shares, on or after December 5, 2004; as to 27,440 restricted shares, on or after June 5, 2005; as to 27,440 restricted shares, on or after June 5, 2006; as to the remaining 27,440 restricted shares, on or after March 5, 2007.

        In April 2004, we sold 11,350,000 shares of our common stock at $7.25 per share for aggregate proceeds of approximately $82,300,000, before placement fees and other offering expenses. The net proceeds of the financing of approximately $78,400,000 will be used for general corporate purposes including for working capital, financing capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, for acquisitions or strategic alliances. The shares in this offering were issued under a shelf registration statement previously filed with the SEC relating to up to $100,000,000 of our securities. We have filed a post-effective amendment to our shelf registration statement requesting the withdrawal of the balance of the shares registered in the registration statement.

        In April 2004, one of the holders of our Series D preferred stock exercised its right to purchase 446 additional shares of Series D preferred stock at $10,000 per share. Proceeds from the exercise are $4,460,000 before issuance costs. During May 2004, the remaining Series D preferred shareholder notified us that it will exercise its option to purchase 625 additional shares of Series D preferred stock for $10,000 per share. The additional shares of Series D preferred stock have similar provisions, including those relating to conversion and redemption, as the initial Series D preferred shares except that the conversion price is $4.00, subject to adjustment. The conversion price of the initial Series D preferred shares issued during fiscal 2003 is $3.65 per share, subject to adjustment.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "eventually," "anticipate," "believe," "estimate," "seek," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers, costs and other effects of a change of control and other risks more fully described under "Part II, Item 5. Other Information" below and "Item 1. Business—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, and in our more recent reports filed with or furnished to the SEC.

Overview

        We develop and publish interactive entertainment software. Videogames for play on home consoles or handheld devices are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. Most of our videogames have suggested retail prices on the initial release date in North America ranging from $39.95 to $49.95 for console games and from $19.95 to $29.95 for handheld games.

        We have experienced operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we have implemented several restructuring plans, the most recent of which is described below. During the second half of 2003, we refocused our product strategy to: (i) develop games for mature gamers; (ii) develop over-the-top sports games and (iii) develop games that leverage our proven intellectual properties and franchises. We are focusing our product development and marketing resources to build fewer, higher quality games with more marketing support than in the past. We are structuring our product release schedules and product launch timing to best position our products against their competition. We are also increasing pre-launch awareness and visibility of our games with consumers through increased spending on media advertising and retail marketing. In addition, during 2003, we completed several financing transactions and hired a new chief executive officer to support and execute our refocused strategy. We have also completed several financing transactions during 2004. All of these efforts are designed to increase liquidity and reverse the trend of large losses that we experienced in recent fiscal periods by reducing losses significantly in 2004 and eventually returning us to profitability.

Significant Shareholder

        Sumner M. Redstone, our largest shareholder, has requested permission from the Federal Trade Commission to purchase additional shares of our common stock so that his aggregate holdings may equal or exceed fifty percent of our outstanding voting securities. Mr. Redstone has indicated that he intends to bring his total aggregate ownership to "at least sixty percent" of our outstanding voting securities, depending on price and availability of our stock and surrounding market conditions. In addition, Mr. Redstone has requested that Shari E. Redstone and Kenneth D. Cron be nominated for election to our Board of Directors at our next annual meeting of stockholders, which is expected to be held in June 2004.

        Mr. Redstone, as our largest shareholder owning over 40% of our common stock, has had effective voting control for some time. If Mr. Redstone were to acquire majority voting control over us, he could elect all of the members of our Board of Directors and control our business strategies and policies. In addition, if Mr. Redstone becomes the beneficial owner of more than 50% of our outstanding common stock, becomes a member of our Board of Directors or elects a majority of our Board without the consent of our existing Board, then provisions in some of our agreements would be triggered that might require us to make payments, limit our borrowing capabilities, accelerate other obligations or might have other adverse consequences. See "Liquidity and Capital Resources" below for a discussion of a related party agreement that would be impacted by a change of control.

Restructuring

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge during fiscal 2003. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs during fiscal 2003 related to this decision. The total number of employees expected to be terminated from these reductions is 157, of which 154 had been terminated as of March 31, 2004. All anticipated costs to be incurred under these restructuring efforts were recognized as restructuring costs prior to December 31, 2003.

Credit Facility

        In March 2004, we entered into a new credit facility of up to $30,000,000. Under the credit facility we have a $15,000,000 five year term loan, a revolving line of credit up to $15,000,000 and up to $5,000,000 in letters of credit, which to the extent outstanding reduce availability under the revolving line of credit. Availability under the line of credit is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined by the credit facility. The credit facility was amended on April 5, 2004 and April 14, 2004 to, among other things, lower the interest rates charged under the credit facility. See Note 9 to the condensed consolidated financial statements included in this report.

Common Stock Placement

        In April 2004, we sold 11,350,000 shares of our common stock at $7.25 per share for aggregate proceeds of approximately $82,300,000, before placement fees and other offering expenses. The net proceeds of the financing of approximately $78,400,000 will be used for general corporate purposes including for working capital, financing capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, for acquisitions or strategic alliances.

Results of Operations

        The following table sets forth our operating results in thousands of dollars and expressed as a percentage of total revenue for the three-months ended March 31, 2004 and 2003.

	Three-Months Ended March 31,
	2004		2003
Revenues	$20,131	100.0%	$45,826	100.0%
Cost of sales	15,500	77.0%	30,903	67.4%

Gross profit	4,631	23.0%	14,923	32.6%
Research and development expense	5,069	25.2%	5,848	12.8%
Selling and marketing expense	9,078	45.1%	7,061	15.4%
Administrative expense	4,386	21.8%	3,975	8.7%
Restructuring and other charges	(77)	(0.4)%	6,627	14.4%

Operating loss	(13,825)	(68.7)%	(8,588)	(18.7)%
Interest income and other expense, net	(18)	(0.1)%	232	0.5%

Loss before income taxes	(13,843)	(68.8)%	(8,356)	(18.2)%
Provision for income taxes	328	1.6%	961	2.1%

Net loss	(14,171)	(70.4)%	(9,317)	(20.3)%
Preferred stock dividends:
Distributed	503	2.5%	130	0.3%
Imputed	310	1.5%	153	0.3%

Loss applicable to common stock	$(14,984)	(74.4)%	$(9,600)	(20.9)%

Three-Months Ended March 31, 2004 Compared with Three-Months Ended March 31, 2003

        The following table sets forth our total revenues by platform and territory for the periods indicated (dollars in thousands):

	Three-Months Ended March 31,
	2004		2003
Revenues by platform
Sony PlayStation 2 ("PS2")	$10,809	53.7%	$26,251	57.3%
Microsoft Xbox ("XBX")	6,855	34.1%	11,471	25.0%
Nintendo GameCube ("NGC")	1,431	7.1%	4,961	10.8%
Nintendo Game Boy Advance ("GBA")	184	0.9%	2,357	5.2%
Other	852	4.2%	786	1.7%

Total Revenues	$20,131	100.0%	$45,826	100.0%

Revenues by territory
North America	$16,226	80.6%	$27,483	60.0%
International	3,905	19.4%	18,343	40.0%

Total Revenues	$20,131	100.0%	$45,826	100.0%

North American Revenues

        From 2003 to 2004, North American revenues for the three-months ended March 31 decreased 41.0%. We released two videogames in North America during the three-months ended March 31, 2004, which represented $10,035,000 of revenue, versus four videogames released in North America during the three-months ended March 31, 2003 which represented $9,361,000 of revenue. While revenues generated from new releases increased 7.2% for the three-months ended March 31, 2004 compared to the three-months ended March 31, 2003, the three-months ended March 31, 2003 experienced continued sales of the latest version of our highly successful Mortal Kombat franchise released in North America during the fourth quarter of 2002. Our top selling videogames for the three-months ended March 31, 2004 in North America included: The Suffering, released on PS2 and XBX during the current period, and continued sales of videogames released in prior periods, particularly Midway Arcade Treasures for the PS2 and XBX consoles and Mortal Kombat: Deadly Alliance for the PS2 console.

International Revenues

        From 2003 to 2004, international revenues for the three-months ended March 31 decreased 78.7%. The decrease in revenues is due to the international release of our highly successful Mortal Kombat: Deadly Alliance for the PS2, XBX and NGC consoles, as well as for GBA handheld devices, during the first quarter of 2003. Our top selling videogames for the three-months ended March 31, 2004 outside of North America included: Midway Arcade Treasures released on PS2 and XBX during the current period, SpyHunter 2 released on PS2 and XBX during the current period, and continued sales of videogames released in prior periods, particularly Mortal Kombat: Deadly Alliance for the PS2 console.

Gross Profit/Cost of Sales

        Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Gross profit decreased $10,292,000 (69.0%) from 2003 to 2004 for the three-months ended March 31. This decrease is due to a decrease in sales volume of approximately 51.3%, a decrease in average per unit selling prices of approximately 9.7% and writedowns of capitalized product development costs discussed in the following paragraph. The decrease in average per unit selling prices is due to a larger portion of sales generated during the three-months ended March 31, 2003 by new releases at full retail price and continued sales of full retail price product which had been released in prior periods, compared to the three-months ended March 31, 2004.

        Amortization and writedowns of capitalized product development costs, the largest portion of costs of sales, were as follows:

	Three-Months Ended March 31,
Description
	2004	2003
Amortization of capitalized product development costs	$2,742,000	$5,485,000
Writedowns related to future releases	2,291,000	30,000
Writedowns related to current releases	235,000	—
Writedowns related to cancelled games	275,000	—

Total	$5,543,000	$5,515,000

Research and Development Expense

        Research and development expense decreased $779,000 (13.3%) from 2003 to 2004 for the three-months ended March 31. The decrease reflects reduced overhead costs after the restructuring efforts described in the "Overview" above. We are focusing on producing fewer titles per year while increasing our product development spending per title to produce better quality games. The net impact of these factors resulted in lower research and development expense compared to the three-months ended March 31, 2003.

Selling and Marketing Expense

        Selling and marketing expense increased $2,017,000 (28.6%) from 2003 to 2004 for the three-months ended March 31. As described in the "Overview" above, although we anticipate releasing fewer titles during 2004 than in prior years, we plan to increase pre-launch awareness of our games and increase advertising support of our games, including television, print and on-line advertising. Advertising costs in the current period includes approximately $1,300,000 of primarily print and on-line advertising costs incurred on games to be released in future quarters.

Administrative Expense

        Administrative expense increased $411,000 (10.3%) from 2003 to 2004 for the three-months ended March 31. The increase relates to increased payroll costs, including both severance and recruiting fees, of approximately $493,000 and financing costs unrelated to our Credit Facility of $113,000, offset in part by a reduction in legal costs of approximately $300,000.

Restructuring and Other Charges

        Restructuring and other charges for the three-months ended March 31, 2004 represents reversals of previously accrued charges related to changes in estimates of sublease income. For a discussion of restructuring activities, see "Overview" above. The three-months ended March 31, 2003 charges of $6,627,000 was comprised of severance of $2,057,000 for terminated employees and $33,000 resulting from charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Also included in the prior year period restructuring and other charges was the impairment of capitalized product development costs of $4,696,000 related to abandonment of titles associated with the consolidation of product development operations. Prior year period amounts were partially offset by reversals to previously accrued restructuring activities in the amount of $159,000 related to changes in estimates of severance costs and sublease income.

Income Taxes

        Provision for income taxes decreased $633,000 (65.9%) from 2003 to 2004 for the three-months ended March 31. The decrease relates to provisions recorded in the prior year period for foreign income taxes. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three-months ended March 31, 2004 and 2003.

        At December 31, 2003, we had net operating loss carryforwards of $222,000,000 for federal income tax purposes which expire from 2019 to 2023, and aggregate net operating loss carryforwards of $78,307,000 for state income tax purposes which expire from 2010 to 2022. Our future ability to utilize our net operating loss carryforwards is subject to limitation due to a stockholder ownership change, as defined under Section 382 of the Internal Revenue Code.

Loss Applicable to Common Stock

        Loss applicable to common stock was $9,600,000, or $0.21 per share, for the three-months ended March 31, 2003 compared with a loss of $14,984,000, or $0.27 per share for the three-months ended March 31, 2004. Loss applicable to common stock for the three-months ended March 31, 2004 included a $503,000 distributed dividend and a $310,000 imputed dividend on our Series D convertible preferred stock or $0.01 per share. Loss applicable to common stock for the three-months ended March 31, 2003 included a $130,000 distributed dividend and a $153,000 imputed dividend on our Series B convertible preferred stock or $0.01 per share. The average number of shares outstanding increased from

46,469,000 for the three-months ended March 31, 2003 compared to 55,830,000 for the three-months ended March 31, 2004, due to a private placement of common stock during the fourth quarter of 2003 and to a lesser extent, shares issued upon stock option exercises.

Liquidity and Capital Resources

        Our principal source of cash is from distribution and sale of our videogames. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our videogame inventory and costs incurred to sell and market our videogames. As of March 31, 2004 our primary source of liquidity was $45,722,000 of cash and cash equivalents, compared with $41,682,000 at December 31, 2003. Reflected in our cash and cash equivalents balance at March 31, 2004 are $1,790,000 of gross proceeds received during March 2004 from the sale of additional Series D preferred stock, $15,000,000 of proceeds received during March 2004 under a new credit facility and $23,457,000 of net proceeds received during October 2003 from the sale of common stock. Our working capital at March 31, 2004 totaled $50,022,000, compared with $50,669,000 at December 31, 2003. Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

        We actively manage our capital structure and balance sheet as a component of our overall business strategy. In March 2004, we entered into a new credit facility—see Note 9 to the condensed consolidated financial statements included in this report for details. During April 2004, we sold shares of our common stock resulting in net proceeds of approximately $78,400,000—see Note 15 to the condensed consolidated financial statements included in this report for details. During March and April 2004, we sold additional shares of Series D preferred stock—see Notes 11 and 15 to the condensed consolidated financial statements included in this report for details. The remaining Series D preferred shareholder has notified us that it will exercise its option to purchase 625 additional shares of Series D preferred stock. During April 2004, we completed an acquisition of a videogame development company by issuing shares of our common stock—see Note 15 to the condensed consolidated financial statements included in this report for details. We may issue additional shares of common stock in the future to settle outstanding obligations such as our Series D redeemable convertible preferred stock, if terms and conditions allow, alleviating cash use requirements. In addition, Management has the ability, if necessary, to implement restructuring activities that would: substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.

        Under the terms of our agreements with WMS, approximately $6,500,000, which is presently reflected in other non-current liabilities on our balance sheet, will become immediately due and payable to WMS if we experience a change of control as defined under the agreements with WMS, which includes, among other things, any person or group becoming the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting stock. See "Part II, Item 5. Other Information" for a discussion of risk factors associated with a significant shareholder.

        Receivables—net decreased by $700,000 during the three-months ended March 31, 2004 due to the decreased sales volume experienced in the current period compared to the fourth quarter of 2003, which is typically a strong quarter for us due to the holiday shopping season. Inventories increased on a net basis from the beginning of the period by $1,591,000 as a result of inventory purchases for our early second quarter 2004 release of NBA Ballers, offset by reductions of inventory due to current period sales. Accounts payables and accruals increased from the beginning of the period by a net $5,694,000 due to increased spending on advertising and marketing costs and inventory costs, including platform royalties, owed on our current new releases and early second quarter releases. Additions to capitalized product development costs were relatively flat at $11,022,000 during the three-months ended March 31, 2004.

        Management believes that our cash and cash equivalents on-hand at March 31, 2004 of $45,722,000, availability under bank financing secured in March 2004, along with approximately $78,400,000 of net proceeds provided by common equity financing and $4,460,000 of gross proceeds provided by the sale of shares of Series D preferred stock in April 2004, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and our other presently anticipated needs. For at least the next twelve months, we believe we will not need to raise additional debt or equity financing; however, we will assess opportunities should market conditions appear favorable.

Off Balance Sheet Arrangements and Contractual Obligations

        There have been no material changes to our off-balance sheet arrangements and contractual obligations since December 31, 2003, other than the Credit Facility, as amended, described in Note 9 to our condensed consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In March 2004, we entered into a new credit facility of up to $30,000,000 to provide additional liquidity to operate our business. Under the credit facility we have a $15,000,000 five year term loan, a revolving line of credit up to $15,000,000 and up to $5,000,000 in letters of credit, which to the extent outstanding, reduce availability under the revolving line of credit. At March 31, 2004, only amounts due under the term loan were outstanding. The term loan bore interest at the bank's base rate (4.0% at March 31, 2004) plus 6.0% (totaling 10.0% at March 31, 2004). Changes in market rates may impact the bank's base rate. For instance, if the bank's base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by $150,000. The credit facility was amended on April 5, 2004 and April 14, 2004 to, among other things, lower the interest rates charged under the credit facility. See Note 9 to the condensed consolidated financial statements included in this report for details about the credit facility.

        There have been no other significant changes since December 31, 2003.

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

        No change was identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        As we previously reported, three putative securities class actions were filed against us in the United States District Court, Northern District of Illinois in 2003: (1) Allen Ehrlich, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, and Kenneth J. Fedesna, Defendants, Case No. 03 C 6821, filed September 29, 2003; (2) Denise R. McVey, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, and Kenneth J. Fedesna, Defendants, Case No. 03 C 7008, filed October 6, 2003; and (3) Ezra Birnbaum, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Neil D. Nicastro, Thomas E. Powell, Kenneth J. Fedesna, UBS Warburg LLC, Gerard Klauer Mattison & Co., Inc., and Jefferies & Company, Inc., Defendants, Case No. 03 C 7095, filed October 7, 2003.

        Plaintiffs filed their Consolidated Complaint, under the caption In re Midway Games, Inc. Litigation, No. 03 C 6821 (the "Federal Action") on March 8, 2004. The Consolidated Complaint seeks damages for a class consisting of persons who purchased our securities between December 11, 2001 and July 30, 2003, inclusive. Plaintiffs allege that during this time, the defendants concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner, and a decrease in consumer demand for our released products. Plaintiffs claim that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. Plaintiffs further claim that our financial statements during the class period violated General Accepted Accounting Principles because they did not include timely write-offs of capitalized product development costs, and because they did not include adequate reserves for price protection, returns, and discounts. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss and accompanying memorandum in support on April 22, 2004 asserting that none of plaintiffs' allegations state a legally viable claim against any of the defendants. The court has set a July 31, 2004 date for a ruling on the motion. Discovery has not yet commenced, and no trial date has been set.

        On January 6, 2004, a shareholders' derivative lawsuit was filed against the directors and some officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: Dhillon v. Neil D. Nicastro, Thomas E. Powell, Kenneth J. Fedesna, Harold H. Bach, Jr., William C. Bartholomay, William C. McKenna, Norman J. Menell, Louis J. Nicastro, Harvey Reich, Ira S. Sheinfeld, Richard D. White and Midway Games, Inc., Case No. 04 CH 00174. The complaint alleges that, during the period between December 2001 and July 2003, the individual defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claims violated the securities laws. Plaintiff also alleges that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial condition. In addition, Plaintiff asserts that Midway is entitled to contribution and indemnification from each individual in connection with all such present and future claims resulting from the individuals' alleged misconduct. The court has ordered that defendants shall not be required to answer the complaint until after the federal court rules on the motion to dismiss which we filed in the Federal Action described above.

        We believe all of the above cases lack merit and intend to contest them vigorously.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        On March 22, 2004, one of the holders of our Series D Convertible Preferred Stock exercised its right to purchase 179 additional shares of Series D preferred that had been allocated to it for the stated value of $10,000 per share, or a total of $1,790,000, pursuant to the terms of the Securities

Purchase Agreement, dated May 16, 2003, among us and the Buyers listed in that agreement, as amended by the Amendment and Exchange Agreement, dated as of October 14, 2003, between us and the holder. We plan to use the net proceeds for working capital and general corporate purposes. The additional shares of Series D preferred are convertible into shares of our common stock at any time or times prior to May 15, 2006 at a conversion price of $4.00 per share of common stock, for an aggregate of 447,500 shares of common stock, subject to adjustment. The terms of the Series D preferred are described in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

        We have agreed to register for resale all of the shares of common stock issuable upon conversion of the Series D preferred.

Item 5.    Other Information.

Changes to Procedures for Stockholder Recommendations of Nominees

        On April 21, 2004, our Board of Directors adopted policies and procedures regarding stockholders submitting nominating recommendations for our Board.

Risk Factors

        The most significant factors that make an investment in our securities risky or speculative are discussed (a) under the captions "Item 1. Business-Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K and the more recent reports filed with the SEC; and (b) below. These factors, and others that are not presently known to us, may cause our operating results to vary from anticipated results or may materially and adversely affect our business and financial condition.

Through Sumner Redstone's control of 49.9% of our outstanding common stock, he can effectively control the outcome of votes of our stockholders. Mr. Redstone intends to acquire voting control of our common stock and/or seek representation on our Board of Directors. If Mr. Redstone were to acquire a majority of our shares or exercise control over us, he could change our business strategies and policies, and provisions in some of our contracts would be triggered that might require us to make payments or might have other adverse consequences.

        Based on a report on Form 4 filed on April 29, 2004, Sumner M. Redstone owns directly and indirectly through his wife Paula Redstone and National Amusements, Inc. ("NAI"), of which he is the controlling shareholder, a total of 34,102,253 shares, or 49.9%, of our outstanding common stock. Mr. Redstone is the Chairman of the Board and Chief Executive Officer of Viacom Inc. Through his share ownership, Mr. Redstone is in a position to control the outcome of corporate actions that require the approval of our stockholders, including the election of our directors, adoption of employee compensation plans and transactions involving a change of control.

        Mr. Redstone stated in amendment 35 to his Schedule 13D filed with the SEC on April 13, 2004 that that he was reviewing strategic alternatives with respect to his investment in our common stock including purchasing a significant amount of additional shares, seeking representation on our Board of Directors and/or acquiring control of us. On April 28, 2004 he filed amendment 41 to his Schedule 13D stating that he intends to acquire at least 60% of our outstanding voting stock, depending on price and availability of our stock and surrounding market conditions. In addition, Mr. Redstone has requested that Shari E. Redstone and Kenneth D. Cron be nominated for election to our Board of Directors at our next annual meeting of stockholders, which is expected to be held in June 2004.

        If Mr. Redstone were to acquire voting control over us, he could elect all of the members of our Board of Directors and control our business strategies and policies. In addition, if Mr. Redstone becomes the beneficial owner of more than 50% of our outstanding common stock, becomes a member of our Board of Directors or elects a majority of our Board without the consent of our existing Board, then provisions in some of our agreements would be triggered that might require us to make payments, limit our borrowing capabilities, accelerate other obligations or might have other adverse consequences.

If Mr. Redstone were to dispose of a large number of our shares of common stock in a short period of time, the market price of our common stock would likely decline. If he sells his shares, the purchaser or purchasers might seek to influence our corporate actions and business strategies.

        Mr. Redstone could sell some or all of his shares of our common stock at any time on the open market or otherwise. The sale by Mr. Redstone of a large number of shares in a short period of time would likely have an adverse effect on the market price of our common stock. Mr. Redstone could sell his stock to a person who wishes to acquire control of Midway. Such a person might not agree with our business strategies and goals. Mr. Redstone's substantial interest in our common stock could also discourage a third party from making an acquisition of Midway favorable to our other stockholders.

        Mr. Redstone's former wife, Phyllis Redstone, reported on August 8, 2002 that she owns a total of 3,659,783 shares, or 5.4% of our currently outstanding common stock. The sale by Phyllis Redstone of a large number of shares of our common stock over a short period of time would likely have an adverse effect on the market price of our common stock.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "June 2003 10-Q").
]3.4
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 15, 2003 (the "10/15/03 8-K").
3.5	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the 10/15/03 8-K.
3.6
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.7	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the June 2003 10-Q.

4.1
Agreement and Waiver, dated as of April 2, 2004, by and between the Registrant and certain warrantholders of the Registrant, incorporated herein by reference to the first of the two Current Reports on Form 8-K filed by the Registrant on April 13, 2004 (the "First April 8-K").
4.2	Waiver, dated as of April 5, 2004, by and between David F. Zucker and the Registrant, incorporated herein by reference to the First April 8-K.
4.3
Agreement and Waiver, dated as of April 12, 2004, by and between the Registrant and certain warrantholders of the Registrant, incorporated herein by reference to the second of two Current Reports on Form 8-K filed by the Registrant on April 13, 2004 (the "Second April 8-K").
10.1	Midway Incentive Plan.
10.2	Form of Purchase Agreement between the Registrant and certain investors dated as of April 12, 2004, incorporated herein by reference to the Second April 8-K.
10.3	Consent and First Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 5, 2004.
10.4	Second Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 14, 2004.
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

  2.
  Current Report on Form 8-K furnished March 2, 2004, reporting under Item 12.

  3.
  Current Report on Form 8-K filed March 22, 2004, reporting under Items 5 and 7.

  4.
  Current Report on Form 8-K filed April 6, 2004, reporting under Items 12, 5 and 7.

  5.
  Current Report on Form 8-K filed April 13, 2004, reporting under Items 5 and 7.

  6.
  Current Report on Form 8-K filed April 13, 2004, reporting under Items 5 and 7.

  7.
  Current Report on Form 8-K filed April 16, 2004, reporting under Items 5 and 7.

  8.
  Current Report on Form 8-K filed April 21, 2004, reporting under Items 5 and 7.

  9.
  Current Report on Form 8-K filed April 29, 2004, reporting under Items 12, 5 and 7.

  10.
  Current Report on Form 8-K furnished May 4, 2004, reporting under Items 12.

  11.
  Current Report on Form 8-K filed May 7, 2004, reporting under Items 5 and 7.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

Dated: May 7, 2004	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President—Chief Financial Officer Principal Financial and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "June 2003 10-Q").
3.4
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 15, 2003 (the "10/15/03 8-K").
3.5	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the 10/15/03 8-K.
3.6
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.7	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the June 2003 10-Q.
4.1
Agreement and Waiver, dated as of April 2, 2004, by and between the Registrant and certain warrantholders of the Registrant, incorporated herein by reference to the first of the two Current Reports on Form 8-K filed by the Registrant on April 13, 2004 (the "First April 8-K").
4.2	Waiver, dated as of April 5, 2004, by and between David F. Zucker and the Registrant, incorporated herein by reference to the First April 8-K.
4.3
Agreement and Waiver, dated as of April 12, 2004, by and between the Registrant and certain warrantholders of the Registrant, incorporated herein by reference to the second of two Current Reports on Form 8-K filed by the Registrant on April 13, 2004 (the "Second April 8-K").
10.1	Midway Incentive plan.
10.2	Form of Purchase Agreement between the Registrant and certain investors dated as of April 12, 2004, incorporated herein by reference to the Second April 8-K.
10.3	Consent and First Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 5, 2004.
10.4	Second Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 14, 2004.
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

MIDWAY GAMES INC. INDEX
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MIDWAY GAMES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Part II—Other Information
Signature
EXHIBIT INDEX