Form 10-Q
period 2004-06-30
MIDWAY GAMES INC
filed 2004-08-06
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 84,193,924 common stock, $0.01 par value, were outstanding at August 4, 2004, excluding 2,501,165 shares held as treasury shares.

MIDWAY GAMES INC.

INDEX

Part I—Financial Information

Item 1—Financial Statements

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,834	$41,682
Receivables, less allowances of $8,518 at June 30, 2004 and $9,412 at December 31, 2003	19,875	15,814
Inventories	3,208	3,566
Capitalized product development costs	17,833	11,292
Prepaid expenses and other current assets	3,429	4,634

Total current assets	185,179	76,988
Capitalized product development costs	532	—
Property and equipment, net	13,466	13,272
Goodwill	36,024	33,464
Other assets	3,021	1,725

Total assets	$238,222	$125,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,202	$5,413
Accrued compensation and related benefits	3,724	3,674
Accrued royalties	6,621	2,961
Accrued selling and marketing	2,531	2,016
Current portion of long-term debt	3,056	—
Due to former parent (WMS Industries, Inc.)	6,487	—
Other accrued liabilities	16,411	12,255

Total current liabilities	46,032	26,319
Long-term debt	11,944	—
Due to related parties	1,963	12,402
Deferred income taxes	6,117	5,460
Other noncurrent liabilities	654	1,219
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated, 4,750 shares issued and 3,950 outstanding at June 30, 2004, redeemable at $39,500 and 3,500 shares issued and outstanding at December 31, 2003, redeemable at $35,000	37,722	32,156
Stockholders' equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 76,462,786 and 58,842,196 shares issued at June 30, 2004 and December 31, 2003	765	588
Additional paid-in capital	351,429	244,963
Accumulated deficit	(194,332)	(170,667)
Accumulated translation adjustment	(978)	(919)
Deferred compensation	(1,134)	(347)
Treasury stock, at cost, 2,501,165 and 2,930,000 shares at June 30, 2004 and December 31, 2003	(21,960)	(25,725)

Total stockholders' equity	133,790	47,893

Total liabilities and stockholders' equity	$238,222	$125,449

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Revenues	$47,286	$4,981	$67,417	$50,807
Cost of sales:
Product costs and distribution	17,395	3,207	26,570	24,971
Royalties and product development	13,295	27,337	19,620	36,476

Total cost of sales	30,690	30,544	46,190	61,447

Gross profit (loss)	16,596	(25,563)	21,227	(10,640)
Research and development expense	8,518	5,242	13,587	11,090
Selling and marketing expense	12,618	6,982	21,696	14,043
Administrative expense	4,502	15,966	8,888	19,941
Restructuring and other charges	(77)	2,251	(154)	8,878

Operating loss	(8,965)	(56,004)	(22,790)	(64,592)
Interest income	257	244	355	428
Interest expense	(394)	(18)	(572)	(18)
Other income and expense, net	(64)	607	(2)	655

Loss before income taxes	(9,166)	(55,171)	(23,009)	(63,527)
Provision (benefit) for income taxes	328	(351)	656	610

Net loss	(9,494)	(54,820)	(23,665)	(64,137)
Preferred stock dividends:
Distributed	876	316	1,379	446
Imputed	833	533	1,143	686

Loss applicable to common stock	$(11,203)	$(55,669)	$(26,187)	$(65,269)

Basic and diluted loss per share of common stock	$(0.17)	$(1.20)	$(0.43)	$(1.40)

Weighted average number of shares outstanding	67,177	46,469	61,503	46,469

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended June 30,
	2004	2003
Operating activities:
Net loss	$(23,665)	$(64,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of capitalized product development costs, including writedowns	14,865	35,848
Depreciation and amortization	2,546	3,665
Receivables provision	6,980	7,305
Deferred income taxes	656	610
Stock compensation expense	558	401
Amortization of debt issuance costs	88	90
Loss on disposal of property and equipment	7	31
Increase (decrease) from changes in operating assets and liabilities:
Receivables	(11,117)	44,779
Inventories	374	6,348
Capitalized product development costs	(21,938)	(22,365)
Prepaid expenses and other current assets	1,456	(1,218)
Accounts payable and accruals	9,572	(19,507)
Other assets and liabilities	(1,240)	7,455

Net cash used in operating activities	(20,858)	(695)
Investing activities:
Purchases of property and equipment	(1,140)	(993)
Cash acquired from acquisition	249	—

Net cash used in investing activities	(891)	(993)
Financing activities:
Proceeds from long-term debt	15,000	—
Payment of debt issuance costs	(775)	—
Net proceeds from sale of common stock	78,299	—
Net proceeds from sale of Series D preferred stock	12,423	—
Cash dividends on preferred stock	(1,026)	(326)
Cash received on exercise of common stock options	18,788	—
Remittance of withholding taxes in lieu of stock issuance	(1,824)	—
Net proceeds from sale of Series C preferred stock and warrants	—	34,050
Redemption of Series B preferred stock	—	(13,125)

Net cash provided by financing activities	120,885	20,599

Effect of exchange rate changes on cash	16	(173)

Increase in cash and cash equivalents	99,152	18,738
Cash and cash equivalents at beginning of period	41,682	48,983

Cash and cash equivalents at end of period	$140,834	$67,721

See notes to condensed consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Financial Statements

        The accompanying unaudited condensed consolidated financial statements of Midway Games Inc. (the "Company," "we", "us", "our" or "Midway") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and six-months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Reclassification of Prior Period Balances

        Certain prior period balances have been reclassified to conform to current period presentation.

3.    New Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force ("EITF") reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that entitle the holder to participate in undistributed earnings. This includes, but is not limited to, dividends of the company when, and if it declares dividends on its common stock. EITF 03-6 also provides guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and is applied by restating previously reported EPS. Effective April 2004, we adopted the provisions of EITF 03-6 during the current period with no impact on our basic and diluted loss per share for the three and six-months ended June 30, 2004 and 2003. Under our current capital structure, EITF 03-6 will have the impact of reducing our basic and diluted EPS attributable to common stock in future periods when we have net income.

4.    Acquisition

        On April 5, 2004, we acquired privately-held Surreal Software Inc. ("Surreal") in an all-stock transaction. The acquisition of Surreal, the developer of The Suffering, strengthens our internal product development team and reinforces our ability to create high quality games. We acquired all of the outstanding capital stock of Surreal held by Surreal shareholders (the "Selling Shareholders") in exchange for 540,316 shares of our common shares with a value of $3,988,000. Of the 540,316 Midway common shares, 67,751 shares were immediately saleable and transferable. The remaining 472,565 shares are subject to restrictions which lapse: 189,026 shares, on October 5, 2004; 94,513 shares, on April 5, 2005; 94,513 shares, on April 5, 2006; the remaining 94,513 shares, on April 5, 2007. In addition to these 540,316 shares, a total of 137,199 restricted shares of our common stock, with a value of $1,013,000, were issued as retention incentives to 13 key Surreal employees, none of whom were Selling Shareholders and each of whom are now our employees. Provided the employee remains employed by us, the restrictions on the stock will lapse: 54,879 restricted shares, on December 5, 2004;

27,440 restricted shares, on June 5, 2005; 27,440 restricted shares, on June 5, 2006; and the remaining 27,440 restricted shares, on March 5, 2007. The total value of $1,013,000 is being recognized as expense in accordance with this vesting schedule.

        The preliminary purchase price allocation, including $171,000 of direct costs associated with the acquisition, is as follows:

Net tangible assets, including software	$1,269,000
Non-compete agreements	330,000
Goodwill	2,560,000

Total	$4,159,000

        This purchase price allocation is subject to adjustment, based on the final results of a third party valuation.

        The non-compete agreements are being amortized on a straight-line basis over three years. Amortization expense related to the non-compete agreements for the three-months ended June 30, 2004 was $27,000. Goodwill, non-compete agreements and certain software recorded in connection with the acquisition of Surreal are not deductible for income tax purposes.

        The operations of Surreal are included in our statements of operations from April 5, 2004 to the end of the period. Pro forma consolidated statements of operations related to this acquisition are not shown, since they would not differ materially from reported results.

5.    Inventories

        Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.

6.    Stock-Based Compensation

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

        The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Reported loss applicable to common stock	$(11,203)	$(55,669)	$(26,187)	$(65,269)
Deduct stock-based compensation expense included in reported loss applicable to common stock (a)	488	301	558	401
Add stock-based compensation expense determined under the fair value based method for all awards (a)	(3,894)	(5,455)	(5,230)	(9,693)

Pro forma net loss applicable to common stock	$(14,609)	$(60,823)	$(30,859)	$(74,561)

Basic and diluted loss per share:
As reported	$(0.17)	$(1.20)	$(0.43)	$(1.40)
Pro forma	$(0.22)	$(1.31)	$(0.50)	$(1.60)

(a)
These amounts reflect a $0 income tax effect. See Note 11 for details about our income taxes.

7.    Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $9,422,000 and $23,724,000 for the three and six-months ended June 30, 2004 and $54,924,000 and $64,244,000 for the three and six-months ended June 30, 2003, respectively. Accumulated translation adjustment is disclosed on the condensed consolidated balance sheets.

8.    Loss per Common Share

        The following securities exercisable for or convertible into shares of common stock were outstanding on each of the following dates (in thousands):

	June 30,
Type
	2004	2003
Stock options	8,335	10,419
Warrants	1,820	2,870
Contingent shares (a)	1,292	1,332
Redeemable convertible preferred stock, Series C	—	7,609
Redeemable convertible preferred stock, Series D	10,522	—

Total common stock equivalents	21,969	22,230

(a)
At June 30, 2004, this amount represents restricted shares totaling 693,098 and 599,259 shares related to the potential conversion of deferred severance. At June 30, 2003, this amount represents

  125,000 restricted shares, 599,259 shares related to the potential conversion of deferred severance and 607,846 shares to be issued under the terms of a severance agreement.

        The calculation of loss per share for the three and six-months ended June 30, 2004 and 2003 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the three and six-months ended June 30, 2004 and 2003 were used in their respective calculations of basic and diluted loss per share of common stock.

        See also Note 17 for details about equity transactions completed after June 30, 2004.

9.    Capitalized Product Development Costs

        The following table reconciles the beginning and ending capitalized product development cost balances for the three and six-months ended June 30, 2004 and 2003 (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Beginning balance	$16,771	$30,117	$11,292	$28,761
Additions	10,916	11,819	21,938	22,365
Amortization, including writedowns	(9,322)	(26,658)	(14,865)	(32,173)
Restructuring charges	—	—	—	(3,675)

Ending balance	$18,365	$15,278	$18,365	$15,278

        During the six-months ended June 30, 2003, we recorded impairment charges for capitalized product development costs in the restructuring and other charges line item of our condensed consolidated statement of operations. See Note 14 for details about our restructuring activities.

10.    Credit Facility

        In March 2004, we entered into a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. The credit facility was amended on April 5, 2004 and April 14, 2004 (the "Credit Facility").

        The term loan originally bore interest at the bank's base rate plus 6.0%, has a five year term and is to be repaid in equal monthly installments starting in August 2004 and ending in February 2009. The April 14, 2004 amendment changed the interest rate to our election of either the bank's base rate (4.25% at June 30, 2004) or the LIBOR rate plus 2.75%, but in no event less than 4.0%, effective with the date of the amendment. These rates may be adjusted monthly based on our level of liquidity, as defined by the April 14, 2004 amendment, but in no event greater than the bank's base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. At June 30, 2004, the interest rate on the term loan was 4.25%.

        Availability under the revolving line of credit up to $15,000,000 is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility, originally bore interest at our election at either the bank's base rate plus 1.0% or the LIBOR rate plus 3.5%, but in no event less than 6.0%, and has a five year term. The April 14, 2004 amendment changed the interest rate to our election of either the bank's base rate (4.25% at June 30, 2004) or the LIBOR rate (1.6% at June 30, 2004) plus 2.75%, but in no event less than 4.0%, effective with the date of the amendment. The interest rates under the revolving line of credit are adjusted annually based on our operating results under the test set forth in the Credit Facility, but in no event greater than the bank's base rate plus 1.0% or the LIBOR rate plus 3.75%, as applicable.

        In addition, the Credit Facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. There were no amounts drawn on the revolving line of credit and a $75,000 letter of credit was outstanding at June 30, 2004. A fee of 0.5% per annum multiplied by the unused portion of the revolving line of credit is due and payable on a monthly basis.

        Gross debt issuance costs through June 30, 2004 of $775,000 were capitalized and are being amortized via the effective interest method over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the condensed consolidated statement of operations.

        Substantially all of our assets are pledged as collateral under the Credit Facility. The Credit Facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit, restricts our ability to make payments, including dividends and other distributions, on our capital stock except in shares of common stock and the scheduled quarterly dividends on our Series D preferred stock, restricts our ability to make acquisitions, except two acquisitions not exceeding $5,000,000 each, provided no portion of the purchase price is payable in cash, and restricts our capital expenditures. See Note 4 for details of an acquisition made during April 2004. In addition, the Credit Facility restricts our ability to repurchase or redeem any shares of our capital stock, except we may redeem any remaining Series D preferred stock at maturity with shares of our common stock or in cash if after the redemption date we would have cash and borrowing availability under our line of credit of at least $25,000,000. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $600,000.

11.    Income Taxes

        During the three and six-months ended June 30, 2004 and 2003, we provided a valuation allowance against our deferred tax assets. The valuation allowance decreases the deferred tax assets to the amount reasonably expected to be used. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the condensed consolidated balance sheets. We will be required to provide additional valuation allowances in future periods should tax losses occur. All or part of the valuation allowance may be reversed into income in future periods if and when we return to profitability. This valuation allowance increased in the three and six-months ended June 30, 2004 by $10,059,000 and $15,437,000 and in the three and six-months ended June 30, 2003 by $21,060,000 and $25,821,000, respectively. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, deferred tax expense will be recognized.

        At December 31, 2003, we had net operating loss carryforwards of $222,000,000 for federal income tax purposes which expire from 2019 to 2023, and net operating loss carryforwards of $78,307,000 for state income tax purposes which expire from 2010 to 2022. Our future ability to use our net operating loss carryforwards is subject to limitation due to stockholder ownership increases, as defined under

Section 382 of the Internal Revenue Code, which included Mr. Redstone's acquisitions of our common stock.

12.    Preferred Stock

        In March 2004, one of the holders of our Series D preferred stock exercised its right to purchase 179 additional shares of Series D preferred stock at $10,000 per share. We received proceeds of $1,743,000, net of issuance costs.

        In April 2004, one of the holders of our Series D preferred stock exercised its right to purchase 446 additional shares of Series D preferred stock at $10,000 per share. We received proceeds of approximately $4,450,000, net of issuance costs. In May 2004, one of the holders of our Series D preferred stock exercised its right to purchase 625 additional shares of Series D preferred stock at $10,000 per share. We received proceeds of approximately $6,230,000, net of issuance costs.

        The additional shares of Series D preferred stock have similar provisions, including those relating to conversion and redemption, as the initial Series D preferred shares except that the conversion price is $4.00, subject to adjustment. The conversion price of the initial Series D preferred shares issued during fiscal 2003 is $3.65 per share, subject to adjustment.

        In June 2004, one of the holders of our Series D preferred stock converted 800 of the initial 3,500 shares of Series D preferred stock into 2,191,780 shares of common stock at the conversion price of $3.65 per share. An additional 21,091 shares of common stock were issued to the holder upon conversion to satisfy net accrued dividends that existed on the date of conversion. This conversion accelerated the recognition of $534,000 of imputed preferred stock dividends (i.e., non-cash dividends) that otherwise would have been recognized in later periods.

        See Note 17 for information concerning additional preferred stock conversions and warrant exercises completed after June 30, 2004.

13.    Common Stock

        In February 2004, we filed a shelf registration statement on Form S-3 with the SEC in connection with the possible offer and sale, from time to time on a delayed basis, of up to $100,000,000 aggregate amount of our common stock, preferred stock, warrants, rights, units and/or stock purchase contracts. In April 2004, we sold 11,350,000 shares of our common stock at $7.25 per share for aggregate proceeds of approximately $82,288,000, before placement fees and other offering expenses. The net proceeds of approximately $78,299,000 are being used for general corporate purposes including working capital, capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, for acquisitions or strategic alliances. We have withdrawn the balance from registration.

        In May 2004, certain provisions under the severance agreement with Neil D. Nicastro, former chairman, chief executive officer and president of Midway Games Inc., were triggered causing all 607,846 retirement shares to become issuable to Mr. Nicastro. As a result, 428,835 shares of Midway common stock, net of 179,011 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on Mr. Nicastro's taxable compensation that resulted from the retirement share issuance, were issued to Mr. Nicastro out of Midway's treasury shares. These retirement shares were fully vested and as a result had no impact on our results of operations for the three and six-months ended June 30, 2004.

        During the three and six-months ended June 30, 2004, stock option exercises resulted in the issuance of an aggregate of approximately 3,209,455 and 3,380,204 shares of common stock, at average exercise prices of $5.59 and $5.57 per share, resulting in total proceeds of approximately $17,939,000 and $18,842,000, respectively. Of this amount, $18,788,000 was received by us prior to June 30, 2004 and $54,000 is reflected in receivables at June 30, 2004 in the condensed consolidated balance sheets. There were no stock option exercises for the three and six-months ended June 30, 2003.

        See Note 17 for information concerning additional preferred stock conversions and warrant exercises completed after June 30, 2004.

14.    Restructuring

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate our California product development and marketing operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge during fiscal 2003. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs during fiscal 2003 related to this decision. The total number of employees terminated from these reductions is 155, all of whom are terminated as of December 31, 2003. All anticipated costs to be incurred under these restructuring efforts totaling $19,892,000 were recognized as restructuring costs prior to December 31, 2003.

        During the fiscal year ended June 30, 2001, we downsized and subsequently terminated our coin-operated videogame product line. Liabilities outstanding from this restructuring activity at December 31, 2003 and June 30, 2004 include amounts related to operating lease space for which we receive no economic benefit. All anticipated costs to be incurred related to the downsizing of the coin-operated videogame product line totaling $6,617,000 were recognized as restructuring costs prior to December 31, 2003.

        A reconciliation of the December 31, 2003 and June 30, 2004 liability balances arising from restructuring activities are summarized as follows (in thousands):

	Severance Costs	Lease and Long-Term Commitments and Other Costs	Total
Balances at December 31, 2003	$626	$1,584	$2,210
Provision(a)	—	(77)	(77)
Usage/payouts	(283)	(254)	(537)

Balances at March 31, 2004	343	1,253	1,596
Provision(a)	—	(77)	(77)
Usage/payouts	(221)	(217)	(438)

Balances at June 30, 2004	$122	$959	$1,081

(a)
During the three and six-months ended June 30, 2004, we recorded reversals of previously accrued charges totaling $77,000 and $154,000, respectively, related to changes in estimates of sublease income previously recorded in conjunction with the downsizing of our coin-operated videogame product line during the fiscal year ended June 30, 2001. These reversals are reflected in restructuring and other charges on the statement of operations.

        Accrued severance costs are included with accrued compensation and related benefits on the condensed consolidated balance sheet. Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the balance sheet.

15.    Executive Terminations

        During June 2004, Kenneth J. Fedesna ceased to serve as Executive Vice President—Product Development of the Company. As a result of this event, research and development expenses for the three and six-months ended June 30, 2004 include $1,300,000 of charges incurred under the terms of the Company's settlement agreement with Mr. Fedesna.

        During June 2004, Neil D. Nicastro ceased to serve as Chairman of the Board of the Company. As a result of this event, administrative expenses for the three and six-months ended June 30, 2004 include $277,000 of charges incurred under the terms of the Company's severance agreement with Mr. Nicastro.

16.    Legal Proceedings

        We are currently a defendant in several securities class action lawsuits that were filed during fiscal 2003 which have been consolidated. Plaintiffs allege that Midway and sevaral officers of Midway, both current and former, concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner and a decrease in consumer demand for our released products. Plaintiffs claim that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. Plaintiffs further claim that our financial statements during the class period violated General Accepted Accounting Principles because they did not include timely write-offs of capitalized product development costs, and because they did not include adequate reserves for price protection, returns, and discounts.

        On January 6, 2004, a shareholders' derivative lawsuit was filed against the directors of Midway and nominally against Midway. The Complaint alleges that, during the period between December 2001 and July 2003, defendants (individual directors and several officers of Midway, both current and former) made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claims violated the securities laws. Plaintiff also alleges that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial condition. In addition, Plaintiff asserts that Midway is entitled to contribution and indemnification from each individual defendant in connection with all such present and future claims resulting from the individual defendants' alleged misconduct.

        In June 2004, six putative class action lawsuits were filed against Midway. The Plaintiffs allege, among other things, that Midway and its directors breached their fiduciary duties to Midway's other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway's common stock from other Midway shareholders. The lawsuits seek injunctive relief to prevent Mr. Redstone from acquiring the remaining outstanding shares of Midway in order to take the company private and damages from the alleged breach of fiduciary duty.

        We are the defendant in an intellectual property infringement case involving characters appearing in one of our videogames. While we have recorded our best estimate for potential liability related to this matter, the final settlement may be for amounts significantly different than those recorded in our financial statements as of June 30, 2004, which could have a material impact on our future financial condition and operating results.

        We believe these cases lack merit and intend to contest them vigorously.

        We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

17.    Subsequent Events

        In July 2004, holders of our Series D preferred stock converted the remaining 2,700 of the initial 3,500 shares of Series D preferred stock into 7,397,260 shares of common stock at the conversion price of $3.65 per share and converted 804 of the additional 1,250 shares of Series D preferred stock into 2,010,000 shares of common stock at the conversion price of $4.00 per share. An additional 23,455 shares of common stock were issued to the investors upon conversion to satisfy net accrued dividends that existed on the dates of conversion. These conversions accelerated the recognition of $1,767,000 of imputed preferred stock dividends (i.e., non-cash dividends) in July 2004 that otherwise would have been recognized in later periods.

        In July 2004, one of the holders of the 1,141,000 warrants to purchase shares of our common stock with an exercise price of $3.75 per share, exercised 407,500 of their warrants. This resulted in proceeds of approximately $1,528,000 and the issuance of 407,500 shares of common stock.

        Our purchase obligations in the normal course of business include minimum payments due under various licensing agreements, third party developer agreements and marketing commitments. Our purchase obligations at July 31, 2004 approximated $38,217,000, of which approximately $10,409,000 is due prior to December 31, 2004.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "eventually," "anticipate," "believe," "estimate," "seek," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, technological changes, dependence on major platform manufacturers, costs and other effects of a change of control and other risks more fully described in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Item 1. Business—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, and in our more recent reports filed with or furnished to the SEC.

Overview

        We develop and publish interactive entertainment software. Videogames for play on home consoles, handheld devices or personal computers ("PCs") are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. Most of our videogames have suggested retail prices on the initial release date in North America ranging from $39.95 to $49.95 for console games and from $19.95 to $29.95 for handheld games.

        We have experienced operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we have implemented several restructuring plans, the most recent of which was implemented a year ago. During the second half of 2003, we refocused our product strategy to: (i) develop games for mature gamers; (ii) develop over-the-top sports games and (iii) develop games that leverage our proven intellectual properties and franchises. We are focusing our product development and marketing resources to build fewer, higher quality games with more marketing support than in the past. We seek to structure our product release schedules and product launch timing to best position our products against their competition. We also intend to increase pre-launch awareness and visibility of our games with consumers through increased spending on media advertising and retail marketing. In addition, during 2003, we completed several financing transactions and hired a new chief executive officer to support and execute our refocused strategy. We also completed several financing transactions during 2004. All of these efforts are intended to increase liquidity and reverse the trend of large losses that we experienced in recent fiscal periods. As a result, losses were reduced significantly in 2004.

Significant Shareholder

        During the second quarter of 2004, Sumner M. Redstone, our largest shareholder, reported that he purchased additional shares of our common stock such that his aggregate holdings exceeded seventy percent of our outstanding voting securities as of June 30, 2004. Subsequent to June 30, 2004, Mr. Redstone reported that he has continued to purchase additional shares of our common stock. As the majority voting shareholder of Midway, Mr. Redstone can change our business strategies and policies and can select all of the members of our Board of Directors and control all other stockholder votes. In addition, if Mr. Redstone were to dispose of a large number of our shares of common stock in a short period of time, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our corporate actions and business strategies.

Mr. Redstone reported that he has engaged a financial advisor to provide services in connection with the evaluation of a possible "going private" or other transaction in which Mr. Redstone would acquire more than eighty percent of the issued and outstanding equity of Midway.

        Upon Mr. Redstone's acquisition of greater than 50% of our outstanding voting securities in May 2004, $6,487,000 due to our former parent WMS Industries, Inc. ("WMS") could be payable under certain interpretations of tax sharing and separation agreements. This amount is reflected in current liabilities at June 30, 2004.

Restructuring

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge during fiscal 2003. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs during fiscal 2003 related to this decision. The total number of employees terminated from these reductions is 155, all of whom are terminated as of June 30, 2004. All anticipated costs to be incurred under these restructuring efforts were recognized as restructuring costs prior to December 31, 2003.

Credit Facility

        In March 2004, we entered into a new credit facility of up to $30,000,000. Under the credit facility we have a $15,000,000 five year term loan, a revolving line of credit up to $15,000,000 and up to $5,000,000 in letters of credit, which to the extent outstanding reduce availability under the revolving line of credit. Availability under the line of credit is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined by the credit facility. The credit facility was amended on April 5, 2004 and April 14, 2004 to, among other things, lower the interest rates charged under the credit facility. See Note 10 to the condensed consolidated financial statements included in this report for further details about the credit facility.

Equity Financing Activities

        In April 2004, we sold 11,350,000 shares of our common stock at $7.25 per share for aggregate proceeds of approximately $82,288,000, before placement fees and other offering expenses. The net proceeds of approximately $78,299,000 are being used for general corporate purposes including working capital, capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, may be used for acquisitions or strategic alliances.

        During the three and six-months ended June 30, 2004, we sold additional shares of Series D preferred stock, resulting in net proceeds of approximately $10,680,000 and $12,423,000, respectively. See Note 12 to the condensed consolidated financial statements included in this report for details. During the same periods, we received approximately $17,885,000 and $18,788,000 of cash from common stock option exercises. See Note 13 to the condensed consolidated financial statements included in this report for details. See Note 17 to the condensed consolidated financial statements included in this report for details regarding other equity financing transactions that occurred after the end of the second quarter.

New Platform Cycle

        The current generation of game platforms includes the following home consoles: Sony's PlayStation 2, released in 2000, the Nintendo GameCube and Microsoft Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as buyers purchase videogames for the new consoles. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, sales of the older generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the introduction of the first new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. We anticipate the next home console transition period to begin in late 2005 or 2006 and are currently planning for this transition in our product development process.

        In 2003, Sony announced that it would enter the handheld market with the introduction of PSP, a handheld platform. PSP is currently expected to be released in the United States toward the end of the first quarter of 2005. Nintendo more recently announced that it plans to launch a new dual-screened, portable game system, NDS, before the end of 2004. We do not anticipate the introduction of new products to the handheld market to significantly impact our business as we are currently not marketing new front-line releases to handheld devices.

        Historically, revenues generated from products for play on PCs have not been material. However, we anticipate generating increased revenues from games played on PCs in the future. We believe that marketing games to the PC market will help offset the potential negative impact on home console revenues during the next home console transition period.

Results of Operations

Three-Months Ended June 30, 2004 Compared with Three-Months Ended June 30, 2003

        The following table sets forth our operating results expressed as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three-Months Ended June 30,
	2004		2003
Revenues	$47,286	100.0%	$4,981	100.0%
Cost of sales	30,690	64.9%	30,544	613.2%

Gross profit (loss)	16,596	35.1%	(25,563)	(513.2)%
Research and development expense	8,518	18.0%	5,242	105.2%
Selling and marketing expense	12,618	26.7%	6,982	140.2%
Administrative expense	4,502	9.5%	15,966	320.5%
Restructuring and other charges	(77)	(0.1)%	2,251	45.3%

Operating loss	(8,965)	(19.0)%	(56,004)	(1,124.4)%
Interest and other income (expense), net	(201)	(0.4)%	833	16.8%

Loss before income taxes	(9,166)	(19.4)%	(55,171)	(1,107.6)%
Provision (benefit) for income taxes	328	0.7%	(351)	(7.0)%

Net loss	(9,494)	(20.1)%	(54,820)	(1,100.6)%
Preferred stock dividends:
Distributed	876	1.8%	316	6.3%
Imputed	833	1.8%	533	10.7%

Loss applicable to common stock	$(11,203)	(23.7)%	$(55,669)	(1,117.6)%

        The following table sets forth our total revenues by platform and territory for the periods indicated (dollars in thousands):

	Three-Months Ended June 30,
	2004		2003
Revenues by platform
Sony PlayStation 2 ("PS2")	$28,822	60.9%	$3,224	64.7%
Microsoft Xbox ("XBX")	16,527	35.0%	404	8.1%
Nintendo GameCube ("NGC")	348	0.7%	165	3.3%
Nintendo Game Boy Advance ("GBA")	35	0.1%	83	1.7%
Other	1,554	3.3%	1,105	22.2%

Total Revenues	$47,286	100.0%	$4,981	100.0%

Revenues by territory
North America	$42,255	89.4%	$4,123	82.8%
International	5,031	10.6%	858	17.2%

Total Revenues	$47,286	100.0%	$4,981	100.0%

North American Revenues

        From 2003 to 2004, North American revenues for the three-months ended June 30 increased $38,132,000 (924.9%). We released six videogames in North America during the three-months ended June 30, 2004, which represented $37,226,000 of revenue, versus one videogame released in North

America during the three-months ended June 30, 2003 which represented $1,691,000 of revenue. Our top selling videogames for the three-months ended June 30, 2004 in North America included: NBA Ballers, released on PS2 and XBX during the current period, Psi-Ops: The Mindgate Conspiracy, released on PS2 and XBX during the current period, MLB Slugfest: Loaded, released on PS2 and XBX during the current period, and continued sales of The Suffering, released on PS2 and XBX in the three-months ended March 31, 2004. We plan to release one videogame in North America during the three-months ending September 30, 2004 and four videogames in North America during the three-months ending December 31, 2004, including Mortal Kombat: Deception, a sequel in the highly successful Mortal Kombat franchise.

International Revenues

        From 2003 to 2004, international revenues for the three-months ended June 30 increased $4,173,000 (486.4%). The increase in revenues is due to the international release of The Suffering for the PS2 and XBX consoles during the second quarter of 2004, our only international release in the current period. There were no international releases during the second quarter of 2003. Our top selling videogames for the three-months ended June 30, 2004 outside of North America included: The Suffering, released on PS2 and XBX during the current period, and continued sales of Midway Arcade Treasures on PS2 and XBX and SpyHunter 2 on PS2 and XBX both released during the three-months ended March 31, 2004. We plan to release three videogames outside of North America during the three-months ending September 30, 2004 and five videogames outside of North America during the three-months ending December 31, 2004, including Mortal Kombat: Deception.

Gross Profit/Cost of Sales

        Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Gross profit increased $42,159,000 from 2003 to 2004 for the three-months ended June 30. This increase is primarily attributable to a decrease in writedowns of capitalized product development costs from 2003 to 2004 for the three-months ended June 30, as detailed in the table below. This increase is also due to an increase in unit sales volume of approximately 354% and an increase in average per unit selling prices of approximately 109%. The increase in unit sales volume is due to six new releases during the three-months ended June 30, 2004 compared to only one during the three-months ended June 30, 2003. The increase in average per unit selling prices is due to a larger portion of sales generated during the three-months ended June 30, 2004 by new releases compared to the three-months ended June 30, 2003.

        Amortization and writedowns of capitalized product development costs, a significant portion of cost of sales, were as follows:

	Three-Months Ended June 30,
Description
	2004	2003
Amortization of capitalized product development costs	$9,322,000	$3,497,000
Writedowns related to future releases	—	21,238,000
Writedowns related to current releases	—	—
Writedowns related to cancelled games	—	1,923,000

Total	$9,322,000	$26,658,000

In addition to the amortization and writedowns of capitalized product development costs included in cost of sales, $302,000 of writedowns of capitalized product development costs related to restructuring activities were expensed during the three-months ended June 30, 2003 in restructuring and other charges expense.

Research and Development Expense

        Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility. Research and development costs were as follows:

	Three-Months Ended June 30,
Description
	2004	2003
Gross research and development costs	$19,434,000	$17,061,000
Research and development costs capitalized	(10,916,000)	(11,819,000)

Research and development expense	$8,518,000	$5,242,000

        Research and development expense increased $3,276,000 (62.5%) from 2003 to 2004 for the three-months ended June 30. The increase reflects increases in both specific game costs of $2,608,000 and overhead costs of $668,000. The current period includes approximately $1,300,000 related to severance of the Company's former executive vice president—product development; excluding these costs, research and development overhead costs decreased approximately $632,000 from the prior period, reflecting costs savings resulting from restructuring efforts described in the "Overview" above.

Selling and Marketing Expense

        Selling and marketing expense increased $5,636,000 (80.7%) from 2003 to 2004 for the three-months ended June 30. Advertising expenses were approximately $8,948,000 during the three-months ended June 30, 2004 compared to $3,416,000 during the three-months ended June 30, 2003. The increase relates to the fact we released six videogames in North America during the three-months ended June 30, 2004 compared to one videogame released in North America during the three-months ended June 30, 2003. As described in the "Overview" above, we seek to increase pre-launch awareness and visibility of our games through increasing advertising support of our games, including television, print and on-line advertising.

Administrative Expense

        Administrative expense decreased $11,464,000 (71.8%) from 2003 to 2004 for the three-months ended June 30. Payroll costs related to severance for administrative personnel were $277,000 during the three-months ended June 30, 2004. Payroll costs related to severance and retirement benefits were $9,498,000, of which $9,459,000 were a result of Neil D. Nicastro ceasing to serve as the president, chief executive officer and chief operating officer of the Company, during the three-months ended June 30, 2003. Charges related to legal fees and proceedings were $411,000 and $2,659,000 for the three-months ended June 30, 2004 and 2003, respectively.

Restructuring and Other Charges

        Restructuring and other charges for the three-months ended June 30, 2004 represents reversals of previously accrued charges related to changes in estimates of sublease income. For details of restructuring activities, see the "Overview" above. The charges of $2,251,000 for the three-months ended June 30, 2003 include severance of $593,000 for terminated employees and $1,435,000 resulting from charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Also included in the prior year period restructuring and other charges was the impairment of capitalized product development costs of $302,000 related to abandonment of titles associated with the consolidation of product development operations. Prior year period amounts were partially offset by reversals to previously accrued restructuring activities in the amount of $79,000 related to changes in estimates of sublease income.

Income Taxes

        Provision for income taxes increased $679,000 from 2003 to 2004 for the three-months ended June 30. The three-months ended June 30, 2004 includes $328,000 of deferred tax expense related to an increase in the difference between the book and tax basis of goodwill. The three-months ended June 30, 2003 includes $328,000 of deferred tax expense related to an increase in the difference between the book and tax basis of goodwill offset by a $679,000 deferred tax benefit related to foreign income taxes. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three-months ended June 30, 2004 and 2003.

Six-Months Ended June 30, 2004 Compared with Six-Months Ended June 30, 2003

        The following table sets forth our operating results expressed as a percentage of total revenue for the periods indicated (dollars in thousands):

	Six-Months Ended June 30,
	2004		2003
Revenues	$67,417	100.0%	$50,807	100.0%
Cost of sales	46,190	68.5%	61,447	120.9%

Gross profit (loss)	21,227	31.5%	(10,640)	(20.9)%
Research and development expense	13,587	20.1%	11,090	21.8%
Selling and marketing expense	21,696	32.2%	14,043	27.6%
Administrative expense	8,888	13.2%	19,941	39.2%
Restructuring and other charges	(154)	(0.2)%	8,878	17.6%

Operating loss	(22,790)	(33.8)%	(64,592)	(127.1)%
Interest and other income (expense), net	(219)	(0.3)%	1,065	2.1%

Loss before income taxes	(23,009)	(34.1)%	(63,527)	(125.0)%
Provision for income taxes	656	1.0%	610	1.2%

Net loss	(23,665)	(35.1)%	(64,137)	(126.2)%
Preferred stock dividends:
Distributed	1,379	2.0%	446	0.9%
Imputed	1,143	1.7%	686	1.4%

Loss applicable to common stock	$(26,187)	(38.8)%	$(65,269)	(128.5)%

        The following table sets forth our total revenues by platform and territory for the periods indicated (dollars in thousands):

	Six-Months Ended June 30,
	2004		2003
Revenues by platform
Sony PlayStation 2 ("PS2")	$39,631	58.8%	$29,475	58.0%
Microsoft Xbox ("XBX")	23,382	34.7%	11,875	23.4%
Nintendo GameCube ("NGC")	1,779	2.6%	5,126	10.1%
Nintendo Game Boy Advance ("GBA")	219	0.3%	2,440	4.8%
Other	2,406	3.6%	1,891	3.7%

Total Revenues	$67,417	100.0%	$50,807	100.0%

Revenues by territory
North America	$58,481	86.7%	$31,607	62.2%
International	8,936	13.3%	19,200	37.8%

Total Revenues	$67,417	100.0%	$50,807	100.0%

North American Revenues

        From 2003 to 2004, North American revenues for the six-months ended June 30 increased $26,874,000 (85.0%). We released eight videogames in North America during the six-months ended June 30, 2004, which represented $48,774,000 of revenue, versus five videogames released in North America during the six-months ended June 30, 2003 which represented $11,492,000 of revenue. The six-months ended June 30, 2003 also included sales of Mortal Kombat: Deadly Alliance, which was released in November 2002. Our top selling videogames for the six-months ended June 30, 2004 in North America included: NBA Ballers, on PS2 and XBX, The Suffering, on PS2 and XBX, Psi-Ops: The Mindgate Conspiracy, on PS2 and XBX, and MLB Slugfest: Loaded, on PS2 and XBX, all released during the current period.

International Revenues

        From 2003 to 2004, international revenues for the six-months ended June 30 decreased $10,264,000 (53.5%). We released six videogames outside of North America for the six-months ended June 30, 2004, which represented $6,794,000 of revenues, versus thirteen videogames released outside of North America during the six-months ended June 30, 2003 which represented $18,991,000 of revenues. The prior year period included the international release of our highly successful Mortal Kombat: Deadly Alliance for the PS2, XBX and NCG consoles, as well as for GBA handheld device. Our top selling videogames for the six-months ended June 30, 2004 outside of North America included: The Suffering, on PS2 and XBX, Midway Arcade Treasures, on PS2 and XBX, and SpyHunter 2, on PS2 and XBX, all released during the current period.

Gross Profit/Cost of Sales

        Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Gross profit increased $31,867,000 from 2003 to 2004 for the six-months ended June 30. This increase is primarily attributable to a decrease in writedowns of capitalized product development costs from 2003 to 2004 for the six-months ended June 30, as detailed in the table below. This increase is also due to an increase in unit sales volume of approximately 7% and an increase in average per unit selling prices of approximately 24%. The increase in average per unit selling prices is due to a larger portion of sales generated during the six-months ended June 30, 2004 by new releases compared to the six-months ended June 30, 2003.

        Amortization and writedowns of capitalized product development costs, a significant portion of cost of sales, were as follows:

	Six-Months Ended June 30,
Description
	2004	2003
Amortization of capitalized product development costs	$12,064,000	$8,982,000
Writedowns related to future releases	2,142,000	21,268,000
Writedowns related to current releases	384,000	—
Writedowns related to cancelled games	275,000	1,923,000

Total	$14,865,000	$32,173,000

In addition to the amortization and writedowns of capitalized product development costs included in cost of sales, $3,675,000 of writedowns of capitalized product development costs related to restructuring activities were expensed during the six-months ended June 30, 2003 in restructuring and other charges expense.

Research and Development Expense

        Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility. Research and development costs were as follows:

	Six-Months Ended June 30,
Description
	2004	2003
Gross research and development costs	$35,525,000	$33,455,000
Research and development costs capitalized	(21,938,000)	(22,365,000)

Research and development expense	$13,587,000	$11,090,000

        Research and development expense increased $2,497,000 (22.5%) from 2003 to 2004 for the six-months ended June 30. The increase reflects an increase in specific game costs of $2,660,000, offset by a decrease in overhead costs of $163,000. The current period includes approximately $1,300,000 related to severance of the Company's former executive vice president—product development; excluding these costs, research and development overhead costs decreased approximately $1,463,000 from the prior period, reflecting cost savings resulting from restructuring efforts described in the "Overview" above.

Selling and Marketing Expense

        Selling and marketing expense increased $7,653,000 (54.5%) from 2003 to 2004 for the six-months ended June 30. Advertising expenses were approximately $14,481,000 during the six-months ended June 30, 2004 compared to $6,364,000 during the six-months ended June 30, 2003. The increase relates to the fact we released eight videogames in North America during the six-months ended June 30, 2004 compared to five videogames released in North America during the six-months ended June 30, 2003. As described in the "Overview" above, we seek to increase pre-launch awareness and visibility of our games through increasing advertising support of our games, including television, print and on-line advertising.

Administrative Expense

        Administrative expense decreased $11,053,000 (55.4%) from 2003 to 2004 for the six-months ended June 30. Payroll costs related to severance for administrative personnel were $401,000 during the six-months ended June 30, 2004. Payroll costs related to severance and retirement benefits during the six-months ended June 30, 2003 were $9,498,000, of which $9,459,000 were a result of Neil D. Nicastro ceasing to serve as the president, chief executive officer and chief operating officer of the Company. Charges related to legal fees and proceedings were $1,096,000 and $3,643,000 for the six-months ended June 30, 2004 and 2003, respectively.

Restructuring and Other Charges

        Restructuring and other charges for the six-months ended June 30, 2004 represents reversals of previously accrued charges related to changes in estimates of sublease income. For details of restructuring activities, see the "Overview" above. The charges of $8,878,000 for the six-months ended June 30, 2003 include severance of $2,650,000 for terminated employees and $1,468,000 resulting from charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Also included in the prior year period restructuring and other charges was the impairment of capitalized product development costs of $4,998,000 related to abandonment of titles associated with the consolidation of product development operations. Prior year period amounts were partially offset by reversals to previously accrued restructuring activities in the amount of $238,000 related to changes in estimates of severance costs and sublease income.

Income Taxes

        Provision for income taxes increased $46,000 from 2003 to 2004 for the six-months ended June 30. The six-months ended June 30, 2004 includes $656,000 of deferred tax expense related to an increase in the difference between the book and tax basis of goodwill. The six-months ended June 30, 2003 includes $656,000 of deferred tax expense related to an increase in the difference between the book and tax basis of goodwill offset by a $46,000 deferred tax benefit related to foreign income taxes and state income taxes. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the six-months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

        Our principal source of operating cash is from distribution and sale of our videogames. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our videogame inventory and costs incurred to sell and market our videogames. As of June 30, 2004 our primary source of liquidity was $140,834,000 of cash and cash equivalents, compared with $41,682,000 at December 31, 2003. Reflected in our cash and cash equivalents balance at June 30, 2004 are the following cash inflows that occurred during the six-months ended June 30, 2004: $78,299,000 of net proceeds received during April 2004 from the sale of common stock, $18,788,000 of cash received from common stock option exercises, $15,000,000 of proceeds received during March 2004 under a new credit facility and $12,423,000 of net proceeds received from the sale of additional Series D redeemable convertible preferred stock. Our working capital at June 30, 2004 totaled $139,147,000, compared with $50,669,000 at December 31, 2003. Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

        We actively manage our capital structure and balance sheet as a component of our overall business strategy. In addition to the items noted above, during April 2004, we completed an acquisition of a videogame development company by issuing shares of our common stock—see Note 4 to the condensed consolidated financial statements included in this report for details. During June and July 2004, we converted a total of $43,040,000 of our Series D redeemable convertible preferred stock by issuing shares of common stock—see Notes 12 and 17 to the condensed consolidated financial statements included in this report for details. We may issue additional shares of common stock in the future to settle outstanding obligations such as our Series D redeemable convertible preferred stock, if terms and conditions allow, alleviating use of cash.

        Receivables increased by $11,117,000 during the six-months ended June 30, 2004 due to the increased sales volume experienced in the current period compared to the fourth quarter of 2003, due to the success of our NBA Ballers release in the second quarter of 2004 and sales late in the second quarter of Psi-Ops: The Mindgate Conspiracy and MLB Slugfest: Loaded. Accounts payable and accruals increased from the beginning of the period by a net $9,572,000 due to increased spending on advertising and marketing costs and inventory costs, including platform royalties, owed on our recent releases.

        Management believes that our cash and cash equivalents on-hand at June 30, 2004 of $140,834,000, along with availability under bank financing secured in March 2004, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and our other presently anticipated needs. For at least the next twelve months, we believe we will not need to raise additional debt or equity financing; however, we will assess opportunities should market conditions appear favorable. In addition, management has the ability, if necessary, to implement restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.

Off Balance Sheet Arrangements and Contractual Obligations

        There have been no material changes to our off-balance sheet arrangements and contractual obligations since December 31, 2003, other than the credit facility, as amended, described in Note 10 to the condensed consolidated financial statements, changes to our Series D preferred stock described in Notes 12 and 17 to the condensed consolidated financial statements and increases in our purchase obligations since December 31, 2003, as described in Note 17 to the condensed consolidated financial statements. In addition, $6,487,000 owed to WMS previously reported as noncurrent may have become immediately due and payable during the second quarter of 2004 under certain interpretations of tax sharing and separation agreements due to a change of control and is reported as a current liability at June 30, 2004 in the condensed consolidated balance sheets. Also, a retirement liability of $3,951,000 due to Neil D. Nicastro previously reported as noncurrent was paid in full with shares of common stock under certain acceleration provisions of his severance agreement.

Impact of Inflation

        In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

Seasonality

        The videogame business is highly seasonal and generally has experienced higher revenues in the quarter ended December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that quarter.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In March 2004, we entered into a new credit facility of up to $30,000,000 to provide additional liquidity to operate our business. Under the credit facility we have a $15,000,000 five year term loan, a revolving line of credit up to $15,000,000 and up to $5,000,000 in letters of credit, which to the extent outstanding, reduce availability under the revolving line of credit. At June 30, 2004, only amounts due under the term loan were outstanding, and bore interest at the bank's base rate (4.25% at June 30, 2004). Changes in market rates may impact the bank's base rate. For instance, if the bank's base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $150,000. See Note 10 to the condensed consolidated financial statements for details about the credit facility.

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

        No change was identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Plaintiffs filed their Consolidated Complaint, under the caption In re Midway Games, Inc. Litigation, No. 03 C 6821 (the "Federal Action") on March 8, 2004. The Consolidated Complaint seeks damages for a class consisting of persons who purchased our securities between December 11, 2001 and July 30, 2003, inclusive. Plaintiffs allege that during this time, the defendants concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner, and a decrease in consumer demand for our released products. Plaintiffs claim that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. Plaintiffs further claim that our financial statements during the class period violated General Accepted Accounting Principles because they did not include timely write-offs of capitalized product development costs, and because they did not include adequate reserves for price protection, returns, and discounts. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss and accompanying memorandum in support on April 22, 2004 asserting that none of plaintiffs' allegations state a legally viable claim against any of the defendants. The court has set a August 31, 2004 date for a ruling on the motion. Discovery has not yet commenced, and no trial date has been set.

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

        In June 2004, four putative class action lawsuits were filed against us in the Circuit Court of Cook County, Illinois: (1) David Shaev Profit Sharing Account F/B/O David Shaev, On Behalf of Itself and All Others Similarly Situated, Plaintiff, v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman, and Midway Games, Inc., Defendants, Case No. 04 CH 09234, filed June 9, 2004; (2) DeLeon, On Behalf of Herself and All Others

Similarly Situated, Plaintiff v. Midway Games, Inc., William C. Bartholomay, Ira S. Sheinfeld, Louis J. Nicastro, Sumner Redstone, Harold H. Bach, Jr., Neil D. Nicastro, Shari E. Redstone and Kenneth D. Cron, Defendants, Case No. 04 CH 09608, filed June 15, 2004; (3) Murray Zucker, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman, and Midway Games, Inc., Case No. 04 CH 09704, filed June 17, 2004; and (4) Steiner, Individually and On Behalf of All Others Similarly Situated, Plaintiff v. Midway Games, Inc., Harold H. Bach, Jr., William C. Bartholomay, Shari E. Redstone, Kenneth D. Cron, Louis J. Nicastro, Harvey Reich, Ira S. Sheinfeld, and Sumner Redstone, Defendants, Case No. 04 CH 09858, filed June 28, 2004.

        Additionally, two putative class action lawsuits were filed against us in the Court of Chancery for the State of Delaware in and for New Castle County: (1) Murray Zucker, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman, and Midway Games, Inc., case number not assigned, filed June 10, 2004; and (2) Steiner, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Midway Games, Inc., Harold H. Bach, Jr., William C. Bartholomay, Shari E. Redstone, Kenneth D. Cron, Louis J. Nicastro, Harvey Reich, Ira S. Sheinfeld, and Sumner Redstone, case number not assigned, filed June 14, 2004.

        These six putative class actions are brought on behalf of all persons, other than defendants, who own Midway's securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway's other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway's common stock from other Midway shareholders. The lawsuits seek injunctive relief to prevent Mr. Redstone from acquiring the remaining outstanding shares of Midway in order to take the company private and damages from the alleged breach of fiduciary duty. A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted on July 26, 2004. Discovery has not yet started, and no trial date has been set.

        We believe all of the above cases lack merit and intend to contest them vigorously.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On April 5, 2004, we issued 540,316 shares to eleven persons as consideration for their shares of Surreal Software Inc., a company that we acquired on that date. Those stockholders have agreed not to sell their shares except in accordance with a vesting schedule. A total of 67,751 shares may be sold immediately, an additional 189,026 may be sold after October 5, 2004; an additional 94,513 may be sold after each of April 5, 2005 and April 5, 2006, and the balance of 94,513 may be sold after April 5, 2007. The issuance of the shares of common stock in this transaction was exempt from Registration under under the Securities Act of 1933, as amended by reason of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. We offered the securities in a private placement only to the stockholders of Surreal and to no other prospective purchasers. We agreed to register all of the shares described above for resale by the stockholders. Under rules of the SEC, however, we have filed a registration statement which only registers the number of shares that the stockholders may reasonably be expected to sell within two years.

        In addition, on April 5, 2004, we issued 137,199 shares of our common stock to 13 employees of Surreal as retention incentives. These shares have restrictions on sale that lapse as to 40% of these shares on December 5, 2004 and as to an additional 20% of these shares on each of June 5, 2005, June 5, 2006 and March 5, 2007. We agreed to register all of the shares described above for sale by the holders. Under rules of the SEC, however, we have filed a registration statement which only registers the number of shares that the holders may reasonably be expected to sell within two years. The issuance of these shares of common stock was exempt from registration under the Securities Act of

1933, as amended by reason of Section 4(2) thereof. The securities were issued to employees without consideration.

        On April 20, 2004, one of the holders of our Series D Convertible Preferred Stock exercised its right to purchase 446 additional shares of Series D preferred that had been allocated to it for the stated value of $10,000 per share, or a total of $4,460,000, under the Securities Purchase Agreement, dated May 16, 2003, among us and the Buyers listed in that agreement, as amended by the Amendment and Exchange Agreement, dated as of October 14, 2003, between us and the holder. On May 12, 2004, another holder of our Series D preferred stock exercised its right to purchase 625 additional shares of Series D preferred stock that had been allocated to it for the stated value of $10,000 per share, or a total of $6,250,000, under the Securities Purchase Agreement, as amended by the Amendment and Exchange Agreement, dated as of October 14, 2003, between us and the holder. The net proceeds from these issuances will be used for working capital and general corporate purposes. The additional shares of Series D preferred stock are convertible into shares of our common stock at any time or times prior to May 15, 2006 at a conversion price of $4.00 per share of common stock, for an aggregate of 2,677,500 shares of common stock, subject to adjustment. The terms of the Series D preferred stock are described in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003. The sale of the additional shares of Series D preferred stock was exempt from registration under the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D promulgated. We offered the securities only to the holders of the initial Series D preferred stock and to no other prospective purchasers. The sale of the additional shares of Series D preferred stock was exempt from registration, as the shares were not offered to the public. We have registered for resale all of the shares of common stock issuable upon conversion of the Series D preferred stock.

        On May 24, 2004, warrants to purchase an aggregate of 1,050,000 shares of our common stock expired unexercised. These warrants were originally issued on May 22, 2001 to the holders of our previously outstanding Series B Convertible Preferred Stock, and had an exercise price of $9.33 per share.

        On July 23, 2004, one of our preferred stockholders exercised a warrant to purchase 407,500 shares of our common stock at an exercise price per share of $3.75, for an aggregate exercise price of $1,528,125. We plan to use the proceeds from this exercise for working capital and general corporate purposes. The issuance of the shares upon exercise of the warrant was exempt from registration under the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The common stock issued is registered for resale by the holder.

        Some of the holders of our Series D Convertible Preferred Stock converted their preferred stock into common stock during the second quarter of 2004 and subsequent to it. The following table sets forth the dates and amounts of Series D preferred stock converted, along with the number of shares of our common stock issued with respect to these conversions:

Date	Number of Shares of Preferred Stock Converted	Number of Shares of Common Stock Issued
June 25, 2004	400	1,106,134
June 30, 2004	400	1,106,737
July 8, 2004	400	1,096,734
July 15, 2004	400	1,097,578
July 22, 2004	150	411,908
July 22, 2004	250	626,443
July 26, 2004	500	1,373,629
July 26, 2004	179	448,730
July 29, 2004	1,250	3,435,203
July 30, 2004	375	940,490

        The common stock issued is registered for resale by the holders.

        446 shares of Series D preferred stock remain outstanding and may be converted at the option of the holder until May 15, 2006 at the rate of $4.00 per share; warrants to purchase 733,500 shares of our common stock at $3.75 per share remain outstanding and may be exercised until May 2006; warrants to purchase 555,161 shares of our common stock at $9.33 per share remain outstanding and may be exercised until May 2006; and warrants to purchase 123,821 shares of our common stock at $10.60 per share remain outstanding and may be exercised until August 2006.

        In May 2004, under our severance agreement with Neil D. Nicastro, our former chief executive officer and president, 607,846 retirement shares of our common stock became issuable to Neil D. Nicastro. As a result, 428,835 shares of Midway common stock were issued to Mr. Nicastro out of our treasury shares. The amount was net of 179,011 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on Mr. Nicastro's taxable compensation that resulted from the retirement share issuance. The issuance of the shares of common stock to Mr. Nicastro under the terms of his Severance Agreement was exempt from registration under the Securities Act by reason of Section 4(2) thereof. The issuance of the retirement shares was exempt from registration, as the shares were not offered to the public. The common stock issued is registered for resale by the holder.

        During the second quarter of 2004, Sumner M. Redstone, our largest shareholder, reported that he purchased additional shares of our common stock such that his aggregate holdings exceeded seventy percent of our outstanding voting securities as of June 30, 2004. According to filings made by Mr. Redstone with the SEC, he purchased a total of 28,455,413 shares of our common stock during the second quarter of 2004, as described in the table below. Subsequent to June 30, 2004, Mr. Redstone reported that he has continued to purchase additional shares of our common stock. On June 3, 2004, Mr. Redstone and our then Chairman of the Board, Neil D. Nicastro, entered into an agreement under which Mr. Nicastro sold to Sumner M. Redstone a total of 1,250,000 shares of Midway common stock, including 100,000 shares on each business day beginning June 7, 2004 and ending on June 22, 2004, and 50,000 shares on June 23, 2004. On June 10, 2004, immediately following our annual meeting of stockholders, Mr. Nicastro resigned as Chairman of our Board of Directors.

        The following table sets for the information regarding purchases reported by Mr. Redstone, either directly or through his affiliate, National Amusements Inc., during the period beginning on April 1, 2004 and ending on June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/04 - 4/30/04	9,442,100	$8.54	N/A	N/A
5/1/04 - 5/31/04	11,878,113	$9.26	N/A	N/A
6/1/04 - 6/30/04	7,135,200	$11.95	N/A	N/A
Total	28,455,413	$9.70	N/A	N/A

Item 4.    Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Stockholders on June 10, 2004. The matters submitted to a stockholder vote were proposals:

  1)
  To elect eight directors to serve until our next annual meeting and until their successors are duly elected and shall qualify; and

  2)
  To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004.

        The voting results were as follows:

  1)
  Our stockholders elected the eight nominated directors to serve until our next annual meeting and until their successors are duly elected and shall qualify, as follows:

Nominee	For	Withheld
Harold H. Bach, Jr.	58,013,778	4,186,429
William C. Bartholomay	61,151,955	1,048,252
Kenneth D. Cron	61,963,643	236,564
Louis J. Nicastro	57,794,944	4,405,263
Neil D. Nicastro	57,907,787	4,292,420
Shari E. Redstone	61,244,417	955,790
Ira S. Sheinfeld	57,932,175	4,268,032
Robert N. Waxman	61,952,527	247,680

    Immediately following the stockholders' meeting, Neil D. Nicastro resigned as a director, and shortly thereafter, the Board appointed Joseph A. Califano, Jr. to the Board of Directors.

  2)
  Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004, as follows:

For:	62,027,223
Against:	122,169
Abstentions:	50,815
Broker Non-Votes:	0

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
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
3.7
Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004 (the "June 2004 Registration Statement").
10.1	Amendment to Specified Stock Option Plans of the Registrant, incorporated herein by reference to the June 2004 Registration Statement.
10.2	Settlement Agreement and General Release by and between the Registrant and Kenneth J. Fedesna, dated as of July 6, 2004.
10.3	Letter Agreement dated as of June 29, 2004 by and between the Registrant and Neil D. Nicastro amending the Severance Agreement dated as of May 6, 2003 by and between the Registrant and Mr. Nicastro.
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

2.
Current Report on Form 8-K filed April 13, 2004, reporting under Items 5 and 7.

3.
Current Report on Form 8-K filed April 13, 2004, reporting under Items 5 and 7.

4.
Current Report on Form 8-K filed April 16, 2004, reporting under Items 5 and 7.

5.
Current Report on Form 8-K filed April 21, 2004, reporting under Items 5 and 7.

6.
Current Report on Form 8-K filed April 29, 2004, reporting under Items 12, 5 and 7.

7.
Current Report on Form 8-K furnished May 4, 2004, reporting under Items 12.

8.
Current Report on Form 8-K filed May 7, 2004, reporting under Items 5 and 7.

9.
Current Report on Form 8-K filed May 13, 2004, reporting under Items 5 and 7.

10.
Current Report on Form 8-K filed May 21, 2004, reporting under Items 1, 5 and 7.

11.
Current Report on Form 8-K filed June 4, 2004, reporting under Items 5 and 7.

12.
Current Report on Form 8-K filed June 14, 2004, reporting under Items 5 and 7.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
Dated: August 6, 2004	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President—Chief Financial Officer Principal Financial and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
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
3.7
Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004 (the "June 2004 Registration Statement").
10.1	Amendment to Specified Stock Option Plans of the Registrant, incorporated herein by reference to the June 2004 Registration Statement.
10.2	Settlement Agreement and General Release by and between the Registrant and Kenneth J. Fedesna, dated as of July 6, 2004.
10.3	Letter Agreement dated as of June 29, 2004 by and between the Registrant and Neil D. Nicastro amending the Severance Agreement dated as of May 6, 2003 by and between the Registrant and Mr. Nicastro.
31
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

MIDWAY GAMES INC. INDEX
Part I—Financial Information
  Item 1—Financial Statements
MIDWAY GAMES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signature
EXHIBIT INDEX