Form 10-Q
period 2004-09-30
MIDWAY GAMES INC
filed 2004-11-08
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 85,715,066 shares of common stock, $0.01 par value, were outstanding at November 5, 2004, excluding 1,707,143 shares held as treasury shares.

MIDWAY GAMES INC.

INDEX

Part I—Financial Information

Item 1—Financial Statements

MIDWAY GAMES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,001	$41,682
Receivables, less allowances of $8,957 at September 30, 2004 and $9,412 at December 31, 2003	8,911	15,814
Inventories	12,689	3,566
Capitalized product development costs	23,115	11,292
Prepaid expenses and other current assets	7,424	4,634

Total current assets	167,140	76,988
Capitalized product development costs	2,140	—
Property and equipment, net	12,831	13,272
Goodwill	36,076	33,464
Other assets	10,560	1,725

Total assets	$228,747	$125,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,975	$5,413
Accrued compensation and related benefits	2,565	3,674
Accrued royalties	8,728	2,961
Accrued selling and marketing	2,351	2,016
Current portion of long-term debt	3,333	—
Due to former parent (WMS Industries Inc.)	6,487	—
Other accrued liabilities	11,252	12,255

Total current liabilities	45,691	26,319
Long-term debt	11,111	—
Due to related parties	—	12,402
Deferred income taxes	6,445	5,460
Other noncurrent liabilities	459	1,219
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated, 446 shares issued and outstanding at September 30, 2004, redeemable at $4,460 and 3,500 shares issued and outstanding at December 31, 2003, redeemable at $35,000	4,452	32,156
Stockholders' equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,405,208 and 58,842,196 shares issued at September 30, 2004 and December 31, 2003	874	588
Additional paid-in capital	388,122	244,963
Accumulated deficit	(208,242)	(170,667)
Accumulated translation adjustment	(973)	(919)
Deferred compensation	(944)	(347)
Treasury stock, at cost, 2,078,388 and 2,930,000 shares at September 30, 2004 and December 31, 2003	(18,248)	(25,725)

Total stockholders' equity	160,589	47,893

Total liabilities and stockholders' equity	$228,747	$125,449

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Revenues	$16,951	$11,618	$84,368	$62,425
Cost of sales:
Product costs and distribution	9,268	7,924	35,838	32,895
Royalties and product development	7,098	9,977	26,718	46,453

Total cost of sales	16,366	17,901	62,556	79,348

Gross profit (loss)	585	(6,283)	21,812	(16,923)
Research and development expense	6,071	4,513	19,658	15,603
Selling and marketing expense	6,321	8,455	28,017	22,498
Administrative expense	2,115	4,014	11,003	23,955
Restructuring and other charges	27	180	(127)	9,058

Operating loss	(13,949)	(23,445)	(36,739)	(88,037)
Interest income	407	204	762	632
Interest expense	(338)	(25)	(910)	(45)
Other income and expense, net	299	265	297	922

Loss before income taxes	(13,581)	(23,001)	(36,590)	(86,528)
Provision for income taxes	329	326	985	936

Net loss	(13,910)	(23,327)	(37,575)	(87,464)
Preferred stock dividends:
Distributed	441	508	1,820	954
Imputed	1,771	265	2,914	951

Loss applicable to common stock	$(16,122)	$(24,100)	$(42,309)	$(89,369)

Basic and diluted loss per share of common stock	$(0.20)	$(0.52)	$(0.62)	$(1.92)

Weighted average number of shares outstanding	81,276	46,469	68,142	46,469

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(37,575)	$(87,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	20,338	45,233
Depreciation and amortization	3,906	5,706
Receivables provision	12,003	10,819
Deferred income taxes	985	936
Stock compensation expense	822	384
Amortization of debt issuance costs	174	243
Loss on disposal of property and equipment	2	109
Increase (decrease) from changes in operating assets and liabilities:
Receivables	(5,114)	35,475
Inventories	(9,107)	5,796
Capitalized product development costs	(34,301)	(34,501)
Prepaid expenses and other current assets	(2,743)	(3,193)
Accounts payable and accruals	9,255	(14,292)
Other assets and liabilities	(8,947)	10,311

Net cash used in operating activities	(50,302)	(24,438)
Investing activities:
Purchases of property and equipment	(1,659)	(1,513)
Cash acquired in acquisition	220	—

Net cash used in investing activities	(1,439)	(1,513)
Financing activities:
Proceeds from long-term debt	15,000	—
Payment of debt issuance costs	(789)	—
Payment of long-term debt	(556)	—
Net proceeds from sale of common stock	78,299	—
Net proceeds from sale of Series D preferred stock	12,423	—
Cash dividends on preferred stock	(1,594)	(580)
Cash received on exercise of common stock options	22,503	—
Cash received on exercise of common stock warrants	3,668	—
Remittance of withholding taxes in lieu of stock issuance	(3,924)	—
Net proceeds from sale of Series C preferred stock and warrants	—	34,050
Redemption of Series B preferred stock	—	(13,125)

Net cash provided by financing activities	125,030	20,345

Effect of exchange rate changes on cash	30	(99)

Increase (decrease) in cash and cash equivalents	73,319	(5,705)
Cash and cash equivalents at beginning of period	41,682	48,983

Cash and cash equivalents at end of period	$115,001	$43,278

See notes to consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Financial Statements

        The accompanying unaudited consolidated financial statements of Midway Games Inc. (the "Company," "we", "us", "our" or "Midway") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and nine-months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Reclassification of Prior Period Balances

        Certain prior period balances have been reclassified to conform to the current period presentation.

3.    New Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force ("EITF") reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that entitle the holder to participate in undistributed earnings. This includes, but is not limited to, dividends of the company when, and if it declares dividends on its common stock. EITF 03-6 also provides guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and is applied by restating previously reported EPS. Effective April 2004, we adopted the provisions of EITF 03-6 during the three-months ended June 30, 2004 with no impact on our basic and diluted loss per share for the three and nine-months ended September 30, 2004 and 2003. Under our current capital structure, EITF 03-6 will have the impact of reducing our basic and diluted EPS attributable to common stock in future periods when we have net income.

4.    Acquisition

        On April 5, 2004, we acquired privately-held Surreal Software Inc. ("Surreal") in an all-stock transaction. The acquisition of Surreal, the developer of The Suffering, strengthens our internal product development team and reinforces our ability to create high quality games. We acquired all of the outstanding capital stock of Surreal held by Surreal shareholders (the "Selling Shareholders") in exchange for 540,316 shares of our common shares with a value of $3,988,000. Of the 540,316 Midway common shares, 67,751 shares were immediately saleable and transferable. The remaining 472,565 shares are subject to restrictions which lapse as follows: 189,026 shares, on October 5, 2004; 94,513 shares, on April 5, 2005; 94,513 shares, on April 5, 2006; and the remaining 94,513 shares, on April 5, 2007. In addition to these 540,316 shares, a total of 137,199 restricted shares of our common stock, with a value of $1,013,000, were issued as retention incentives to 13 key Surreal employees, none of whom were Selling Shareholders and each of whom became our employees after the acquisition. Provided the employee remains employed by us, the restrictions on the stock will lapse: 54,879 restricted shares, on December 5, 2004; 27,440 restricted shares, on June 5, 2005; 27,440 restricted shares, on June 5, 2006; and the remaining 27,440 restricted shares, on March 5, 2007. The total value of $1,013,000 is being recognized as expense in accordance with this vesting schedule.

        The preliminary purchase price allocation, including $200,000 of direct costs associated with the acquisition, is as follows:

Net tangible assets, including software	$1,246,000
Non-compete agreements	330,000
Goodwill	2,611,000

Total	$4,187,000

        This purchase price allocation is subject to adjustment, based on the final results of a third party valuation.

        The non-compete agreements are being amortized on a straight-line basis over three years. Amortization expense related to the non-compete agreements for the three and nine-months ended September 30, 2004 was $28,000 and $55,000, respectively. Goodwill, non-compete agreements and certain software recorded in connection with the acquisition of Surreal are not deductible for income tax purposes.

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

6.    Stock-Based Compensation

        We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We recognize compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant on a straight-line basis over the vesting period. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of our common stock at the date of grant. We have reflected the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF

No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Reported loss applicable to common stock	$(16,122)	$(24,100)	$(42,309)	$(89,369)
Deduct stock-based compensation expense included in reported loss applicable to common stock (a)	264	114	822	384
Add stock-based compensation expense determined under the fair value based method for all awards (a)	(1,978)	(3,953)	(7,207)	(11,794)

Pro forma net loss applicable to common stock	$(17,836)	$(27,939)	$(48,694)	$(100,779)

Basic and diluted loss per share:
As reported	$(0.20)	$(0.52)	$(0.62)	$(1.92)
Pro forma	$(0.22)	$(0.60)	$(0.71)	$(2.17)

(a)
These amounts reflect a $0 income tax effect. See Note 11 for details about our income taxes.

7.    Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $13,905,000 and $37,629,000 for the three and nine-months ended September 30, 2004 and $23,379,000 and $87,623,000 for the three and nine-months ended September 30, 2003, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.

8.    Loss per Common Share

        The following securities exercisable for or convertible into shares of common stock were outstanding on each of the following dates (in thousands):

	September 30,
Type
	2004	2003
Stock options	7,930	10,740
Warrants	842	2,870
Contingent shares (a)	683	1,332
Redeemable convertible preferred stock, Series C	—	7,609
Redeemable convertible preferred stock, Series D	1,115	—

Total common stock equivalents	10,570	22,551

(a)
At September 30, 2004, this amount represents restricted common stock shares totaling 682,682. At September 30, 2003, this amount represents 125,000 restricted common stock shares, 599,259 shares related to the potential conversion of deferred severance and 607,846 shares to be issued under the terms of a severance agreement.

        The calculation of loss per share for the three and nine-months ended September 30, 2004 and 2003 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the three and nine-months ended September 30, 2004 and 2003 were used in their respective calculations of basic and diluted loss per share of common stock.

        See also Note 18 for details about equity transactions completed after September 30, 2004.

9.    Capitalized Product Development Costs

        The following table reconciles the beginning and ending capitalized product development cost balances for the three and nine-months ended September 30, 2004 and 2003 (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$18,365	$15,278	$11,292	$28,761
Additions	12,363	12,136	34,301	34,501
Amortization, including writedowns	(5,473)	(9,385)	(20,338)	(41,558)
Restructuring charges	—	—	—	(3,675)

Ending balance	$25,255	$18,029	$25,255	$18,029

        During the nine-months ended September 30, 2003, we recorded impairment charges for capitalized product development costs in the restructuring and other charges line item of our consolidated statement of operations. See Note 14 for details about our restructuring activities.

10.    Credit Facility

        In March 2004, we entered into a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000 (the "Credit Facility"). The Credit Facility was subsequently amended to, among other changes, lower the interest rates charged under the Credit Facility and revise certain reporting requirements under the Credit Facility.

        The term loan has a five year term and is to be repaid in equal monthly installments which started in August 2004 and end in February 2009. The term loan bears interest at our election of either the bank's base rate (4.75% at September 30, 2004) or the LIBOR rate (2.02% at September 30, 2004) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, as defined, but in no event greater than the bank's base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. At September 30, 2004, the interest rate on the term loan was 4.75%.

        Availability under the revolving line of credit up to $15,000,000 is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. The revolving line of credit has a five year term and bears interest at our election of either the bank's base rate (4.75% at September 30, 2004) or the LIBOR rate (2.02% at September 30, 2004) plus 2.75%, but in no event less than 4.0%. The interest rates under the revolving line of credit are adjusted annually based on our operating results under the test set forth in the Credit Facility, but in no event greater than the bank's base rate plus 1.0% or the LIBOR rate plus 3.75%, as applicable. At September 30, 2004, there were no amounts drawn on the revolving line of credit.

        In addition, the Credit Facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. A $75,000 letter of credit was outstanding at September 30, 2004. A fee of 0.5% per annum multiplied by the unused portion of the revolving line of credit is due and payable on a monthly basis.

        Gross debt issuance costs through September 30, 2004 of $789,000 were capitalized and are being amortized by applying the effective interest method over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the consolidated statements of operations.

        Substantially all of our assets are pledged as collateral under the Credit Facility. The Credit Facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit. The Credit Facility also restricts our ability to make payments, including dividends and other distributions, on our capital stock except in shares of common stock and the scheduled quarterly dividends on our Series D preferred stock, restricts our ability to make acquisitions, except two acquisitions not exceeding $5,000,000 each, which acquisitions have been made. See Note 4 for details of an acquisition made during April 2004. See Note 18 for details of an acquisition made during October 2004. In addition, the Credit Facility restricts our ability to repurchase or redeem any shares of our capital stock, except we may redeem any remaining Series D preferred stock at maturity with shares of our common stock or in cash if after the redemption date we would have cash and borrowing availability under our line of credit of at least $25,000,000. The term loan can be prepaid at any time without premium or penalty. If the entire Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $600,000.

11.    Income Taxes

        During the three and nine-months ended September 30, 2004 and 2003, we provided a full valuation allowance against our deferred tax assets. The valuation allowance decreases the deferred tax assets to the amount reasonably expected to be used. Deferred tax liabilities related to indefinite- lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. We will be required to provide additional valuation allowances in future periods should tax losses occur. All or part of the valuation allowance may be reversed into income in future periods if and when we return to profitability. This valuation allowance increased in the three and nine-months ended September 30, 2004 by $8,022,000 and $23,459,000 and in the three and nine-months ended September 30, 2003 by $7,208,000 and $33,029,000, respectively. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, deferred tax expense will be recognized.

        At December 31, 2003, we had net operating loss carryforwards of $225,970,000 for federal income tax purposes which expire from 2019 to 2023, and net operating loss carryforwards of $81,759,000 for state income tax purposes which expire from 2009 to 2022. Our future ability to use our net operating loss carryforwards is subject to limitation due to stockholder ownership increases, as defined under Section 382 of the Internal Revenue Code, which included Sumner M. Redstone's acquisitions of our common stock.

12.    Preferred Stock

        In March 2004, one of the holders of our Series D preferred stock exercised its right to purchase 179 additional shares of Series D preferred stock at $10,000 per share. We received proceeds of $1,743,000, net of issuance costs.

        In April 2004, one of the holders of our Series D preferred stock exercised its right to purchase 446 additional shares of Series D preferred stock at $10,000 per share. We received proceeds of $4,450,000, net of issuance costs.

        In May 2004, one of the holders of our Series D preferred stock exercised its right to purchase 625 additional shares of Series D preferred stock at $10,000 per share. We received proceeds of $6,230,000, net of issuance costs.

        The additional shares of Series D preferred stock have similar provisions, including those relating to conversion and redemption, as the initial Series D preferred shares except that the conversion price is $4.00, subject to adjustment. The conversion price of the initial Series D preferred shares issued during fiscal 2003 was $3.65 per share.

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

        In July 2004, holders of our Series D preferred stock converted the remaining 2,700 of the initial shares of Series D preferred stock into 7,397,260 shares of common stock at the conversion price of $3.65 per share and converted 804 of the additional 1,250 shares of Series D preferred stock into 2,010,000 shares of common stock at the conversion price of $4.00 per share. An additional 23,455 shares of common stock were issued to the holders upon conversion to satisfy net accrued dividends that existed on the dates of conversion. These conversions accelerated the recognition of $1,767,000 of imputed preferred stock dividends (i.e., non-cash dividends) that otherwise would have been recognized in later periods.

        In July and September 2004, holders of the 1,141,000 warrants to purchase shares of our common stock with an exercise price of $3.75 per share, exercised 978,000 of their warrants. This resulted in proceeds of $3,668,000 and the issuance of 978,000 shares of common stock.

13.    Common Stock

        In February 2004, we filed a shelf registration statement on Form S-3 with the SEC in connection with the possible offer and sale, from time to time on a delayed basis, of up to $100,000,000 aggregate amount of our common stock, preferred stock, warrants, rights, units and/or stock purchase contracts.

In April 2004, we sold 11,350,000 shares of our common stock at $7.25 per share for aggregate proceeds of approximately $82,288,000, before placement fees and other offering expenses. The net proceeds of approximately $78,299,000 are being used for general corporate purposes including working capital, capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, for acquisitions or strategic alliances. We have withdrawn the balance of the securities from registration.

        In May 2004, provisions under the severance agreement with Neil D. Nicastro, our former chairman, chief executive officer and president, were triggered causing all 607,846 retirement shares to become issuable to Mr. Nicastro. As a result, 428,835 shares of Midway common stock, net of 179,011 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on Mr. Nicastro's taxable compensation that resulted from the retirement share issuance, were issued to Mr. Nicastro out of Midway's treasury shares. These retirement shares were fully vested and had no impact on our results of operations for the three and nine-months ended September 30, 2004.

        In August 2004, provisions under the severance agreement with Neil D. Nicastro were triggered causing 599,259 shares of our common stock to become issuable to Mr. Nicastro as payment of deferred severance. As a result, 422,777 shares of Midway common stock, net of 176,482 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on Mr. Nicastro's taxable compensation that resulted from the share issuance, were issued to Mr. Nicastro out of Midway's treasury shares. These shares issued as payment of deferred severance were fully vested and had no impact on our results of operations for the three and nine-months ended September 30, 2004.

        During the three and nine-months ended September 30, 2004, stock option exercises resulted in the issuance of an aggregate of approximately 533,707 and 3,913,911 shares of common stock, at average exercise prices of $7.02 and $5.77 per share, resulting in total proceeds of $3,747,000 and $22,589,000, respectively. Of the $22,589,000 amount, $22,503,000 was received by us prior to September 30, 2004 and $86,000 is reflected in receivables at September 30, 2004 in the consolidated balance sheet. There were no stock option exercises for the three and nine-months ended September 30, 2003.

14.    Restructuring

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate our California product development and marketing operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge during fiscal 2003. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs during fiscal 2003 related to this decision. The total number of employees terminated from these reductions is 155, all of whom have been terminated as of September 30, 2004. Anticipated costs to be incurred under these restructuring efforts totaling $19,892,000 were recognized as restructuring costs prior to December 31, 2003.

        During the fiscal year ended June 30, 2001, we downsized and subsequently terminated our coin-operated videogame product line. Liabilities outstanding from this restructuring activity at December 31, 2003 and September 30, 2004 include amounts related to operating lease space for which we receive no economic benefit. Anticipated costs to be incurred related to the downsizing of the coin-operated videogame product line totaling $6,617,000 were recognized as restructuring costs prior to December 31, 2003.

        A reconciliation of the December 31, 2003 and September 30, 2004 liability balances arising from restructuring activities are summarized as follows (in thousands):

	Severance Costs	Lease and Long-Term Commitments and Other Costs	Total
Balances at December 31, 2003	$626	$1,584	$2,210
Provision(a)	—	(77)	(77)
Usage/payouts	(283)	(254)	(537)

Balances at March 31, 2004	343	1,253	1,596
Provision(a)	—	(77)	(77)
Usage/payouts	(221)	(217)	(438)

Balances at June 30, 2004	122	959	1,081
Provision(a)	—	27	27
Usage/payouts	(69)	(226)	(295)

Balances at September 30, 2004	$53	$760	$813

(a)
During the three-months ended September 30, 2004, we recorded an accrual of $94,000 related to changes in estimates of accrued leases payable. During the three and nine-months ended September 30, 2004, we recorded reversals of previously accrued charges totaling $67,000 and $221,000, respectively, related to changes in estimates of sublease income previously recorded in conjunction with the downsizing of our coin-operated videogame product line during the fiscal year ended June 30, 2001. The net provision adjustments are reflected in restructuring and other charges on the consolidated statements of operations.

        Accrued severance costs are included with accrued compensation and related benefits on the consolidated balance sheets. Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

15.    Executive Terminations

        During May 2003, Neil D. Nicastro ceased to serve as our chief executive officer, chief operating officer and president. As a result of this event, administrative expenses for the nine-months ended September 30, 2003 include $9,459,000 of charges incurred under the terms of the Company's severance agreement with Mr. Nicastro.

        During June 2004, Kenneth J. Fedesna ceased to serve as our executive vice president—product development. As a result of this event, research and development expenses for the nine-months ended September 30, 2004 include $1,300,000 of charges incurred under the terms of the Company's settlement agreement with Mr. Fedesna.

        During June 2004, Neil D. Nicastro ceased to serve as our chairman of the board. As a result of this event, administrative expenses for the nine-months ended September 30, 2004 include $315,000 of charges incurred under the terms of the Company's severance agreement with Mr. Nicastro.

16.    Legal Proceedings

        During fiscal 2003, three putative securities class action lawsuits were filed against us and were subsequently consolidated. Plaintiffs alleged that Midway and several officers of Midway, both current and former, concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner and a decrease in consumer demand for our released products. Plaintiffs claimed that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. Plaintiffs further claimed that our financial statements during the class period violated General Accepted Accounting Principles because they did not include timely write-offs of capitalized product development costs, and because they did not include adequate reserves for price protection, returns, and discounts. On August 27, 2004, the District Court entered an order granting defendants' motion dismissing all of plaintiffs' claims in the Federal Action, with prejudice. The time for appeal has expired, and the judgment is final.

        On January 6, 2004, a shareholders' derivative lawsuit was filed against the directors and some officers of Midway and nominally against Midway. The Complaint alleged that, between December 2001 and July 2003, defendants (individual directors and several officers of Midway, both current and former) made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claimed violated the securities laws. Plaintiff also alleged that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial condition. In addition, plaintiff asserted that Midway was entitled to contribution and indemnification from each individual defendant in connection with all such claims resulting from the individual defendants' alleged misconduct. On February 18, 2004, the court ordered that defendants would not be required to answer the complaint until after the federal court ruled on the motion to dismiss in the consolidated federal action described above. In light of the federal District Court's dismissal of the Federal Action on August 27, 2004, on October 15, 2004, plaintiff and defendants filed an Agreed Motion to Dismiss the Derivative Action without prejudice. On October 27, 2004, the Court granted the motion to dismiss without prejudice, dismissing all claims against all defendants.

        In June 2004, four putative class action lawsuits were filed against Sumner M. Redstone, Midway and several directors of Midway in the Circuit Court of Cook County, Illinois, and two putative class action lawsuits were filed against Sumner M. Redstone, Midway and several directors of Midway in the Court of Chancery for the State of Delaware in and for New Castle County. These six putative class actions were brought on behalf of all persons, other than defendants, who own Midway's securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway's other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway's common stock from other Midway shareholders. The lawsuits seek injunctive relief to prevent Mr. Redstone from acquiring the remaining outstanding shares of Midway in order to take the company private and damages from the alleged breach of fiduciary duty.

        A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted, and plaintiffs filed a Consolidated Amended Complaint. Discovery has not yet started, and no trial date has been set. On October 6, 2004, defendants filed Motions to Dismiss these consolidated actions, asserting that none of plaintiffs' allegations state a legally viable claim against any of the defendants.

        We have potential liabilities related to tax matters for which we believe the probability of a future loss is reasonably possible. We estimate any loss to be in the range of $0 to $1,700,000. In addition, we currently and from time to time are involved in other litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued at September 30, 2004.

        We believe the cases cited above lack merit and intend to contest them vigorously.

        We were the defendant in an intellectual property infringement case involving characters appearing in one of our videogames. During 2003, we recorded an estimate for a loss contingency related to the matter. In October 2004, we entered into an agreement with the plaintiff to settle all related claims. As a result of this settlement, we reduced administrative expense for the three and nine-months ended September 30, 2004 by $1,750,000.

17.    Related Party Transactions

        Sumner M. Redstone, our largest shareholder, reported that his aggregate holdings, including both direct investments and those through his affiliate National Amusement, Inc., are in excess of seventy percent of our outstanding voting securities at September 30, 2004. According to filings made by Viacom, Inc. with the SEC, as of October 28, 2004, Mr. Redstone, through his ownership and control of National Amusements Inc., controls over seventy percent of the voting power of Viacom's common stock. Midway conducts business with companies affiliated with Mr. Redstone. Revenues generated from Blockbuster Inc. ("Blockbuster"), a former Viacom affiliate which was split-off from Viacom on October 5, 2004, totaled $845,000 and $1,183,000 for the three-months ended September 30, 2004 and 2003, and $6,046,000 and $3,542,000 for the nine-months ended September 30, 2004 and 2003, respectively. Revenues generated from other Viacom affiliates totaled $372,000 and $13,000 for the three-months ended September 30, 2004 and 2003, and $865,000 and $435,000 for the nine-months ended September 30, 2004 and 2003, respectively. Selling and marketing expenses incurred from advertising purchases with Viacom affiliates totaled $680,000 and $339,000 for the three-months ended

September 30, 2004 and 2003, and $5,534,000 and $3,558,000 for the nine-months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003, we had amounts of $527,000 and $1,053,000 due from Blockbuster and had amounts of $397,000 and $140,000 due from other Viacom affiliates included in receivables, respectively. At September 30, 2004 and December 31, 2003, we had amounts of $0 and $514,000, respectively, due to Viacom affiliates included in accounts payable.

18.    Subsequent Events

        On October 5, 2004, we acquired privately-held Inevitable Entertainment Inc. ("Inevitable"), in an all-stock transaction. We acquired all of the outstanding capital stock of Inevitable held by Inevitable shareholders (the "Selling Shareholders") in exchange for 218,421 shares of our common stock with a value of $2,287,000. A total of 47,755 of these shares may be sold immediately, an additional 68,267 may be sold after March 5, 2005; an additional 34,133 may be sold after each of September 5, 2005 and September 5, 2006; and the balance of 34,133 may be sold after September 5, 2007. In addition to shares issued for the acquisition of Inevitable, a total of 152,824 restricted shares of our common stock, with a value of approximately $1,600,000, were issued as retention incentives to 11 key Inevitable employees, three of whom were also Selling Shareholders and all of whom became our employees after the acquisition. Provided the employee remains employed by us, the restrictions on the stock will lapse as follows: 61,129 restricted shares, on March 5, 2005; 30,565 restricted shares, on September 5, 2005; 30,565 restricted shares, on September 5, 2006; and the remaining 30,565 restricted shares, on September 5, 2007. In connection with the acquisition of Inevitable, we assumed all of the options outstanding under Inevitable's stock option plan. In the event all of the outstanding options are exercised, we will issue an aggregate of 34,672 shares of our common stock at an exercise price of $4.045 per share. None of the Inevitable stock option holders were also Selling Shareholders.

        On October 18, 2004, Midway and David F. Zucker, our chief executive officer and president, executed the first amendment to Mr. Zucker's restricted stock agreement originally entered into in May 2003. Under the terms of the amendment, the lapsing schedule of the period of restriction set forth in Mr. Zucker's restricted stock agreement was decelerated. Provided Mr. Zucker remains employed by us, Mr. Zucker's 72,918 restricted shares for which the period of restriction had not yet lapsed as of October 18, 2004 will lapse on May 1, 2006. In the event that Mr. Zucker's employment by Midway is terminated by voluntary resignation without "good reason," as defined, or Mr. Zucker is terminated by Midway for "cause," as defined, prior to May 1, 2006, then Mr. Zucker will forfeit those shares for which the period of restriction has not yet lapsed. If Mr. Zucker's employment by Midway is terminated for any other reason, the period of restriction will lapse as follows: 10,416 restricted shares, on November 1, 2004; and 10,417 on each of February 1, 2005, May 1, 2005, August 1, 2005, November 1, 2005, February 1, 2006 and May 1, 2006. This amendment will have no significant impact on our future financial condition and operating results.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as "may," "will," "should," "expect," "eventually," "anticipate," "believe," "estimate," "seek," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the upcoming console platform transition and other technological changes, dependence on major platform manufacturers, costs and other effects of a change of control and other risks more fully described in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Item 1. Business—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, and in our more recent reports filed with or furnished to the SEC.

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

        We have experienced operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we have implemented several restructuring plans, the most recent of which was implemented during the second quarter of 2003. In 2003, we hired a new chief executive officer. During the second half of 2003, we refocused our product strategy to: (i) develop games for mature gamers; (ii) develop over-the-top sports games; and (iii) develop games that leverage our proven intellectual properties and franchises. We are focusing our product development and marketing resources to build fewer, higher quality games with more marketing support than in the past. We seek to structure our product release schedules and product launch timing to best position our products against their competition. We also intend to increase pre-launch awareness and visibility of our games with consumers through increased spending on media advertising and retail marketing. In addition, during 2003 and 2004, we completed several financing transactions to support our refocused strategy. All of these efforts are intended to increase liquidity and reverse the trend of large losses that we experienced in recent fiscal periods. As a result, losses have been reduced significantly in 2004.

Significant Shareholder

        During the second quarter of 2004, Sumner M. Redstone, our largest shareholder, reported that he purchased additional shares of our common stock such that his aggregate holdings exceeded seventy percent of our outstanding voting securities as of June 30, 2004. Mr. Redstone has continued to purchase additional shares of our common stock. See Part II, Item 2 included in this report for details of Mr. Redstone's purchases during the three-months ended September 30, 2004. As the majority voting shareholder of Midway, Mr. Redstone can change our business strategies and policies, select all of the members of our Board of Directors and control all other stockholder votes. If Mr. Redstone were to dispose of a large number of our shares of common stock in a short period of time, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported that he has engaged a financial advisor to provide services in connection with the evaluation of a possible "going private" or other transaction in which Mr. Redstone would acquire more than eighty percent of the issued and outstanding equity of Midway. Mr. Redstone has also reported that Midway could be considered as a potential Viacom acquisition candidate. An independent committee of Viacom's board of directors has been formed to work with Viacom's management in evaluating potential opportunities with Midway.

        Upon Mr. Redstone's acquisition of greater than 50% of our outstanding voting securities in May 2004, $6,487,000 due to our former parent WMS Industries Inc. ("WMS") could be payable under certain interpretations of tax sharing and separation agreements. This amount is reflected in current liabilities at September 30, 2004 on the consolidated balance sheets.

        See Note 17 to the consolidated financial statements included in this report for details of transactions with entities controlled by Mr. Redstone.

Restructuring

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge during fiscal 2003. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs during fiscal 2003 related to this decision. The total number of employees terminated from these reductions is 155, all of whom have been terminated as of September 30, 2004. Anticipated costs to be incurred under these restructuring efforts were recognized as restructuring costs prior to December 31, 2003.

Credit Facility

        In March 2004, we entered into a new credit facility of up to $30,000,000. Under the credit facility we have a $15,000,000 five year term loan, a revolving line of credit up to $15,000,000 and up to $5,000,000 in letters of credit, which to the extent outstanding reduce availability under the revolving line of credit. Availability under the line of credit is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined by the credit facility. The credit facility was subsequently amended to, among other things, lower the interest rates charged under the credit facility and revise certain reporting requirements under the credit facility. See Note 10 to the consolidated financial statements included in this report for further details about the credit facility.

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

        During the nine-months ended September 30, 2004, we sold additional shares of Series D preferred stock, resulting in net proceeds of approximately $12,423,000. In addition, during the three-months ended September 30, 2004, we received approximately $3,668,000 of cash from common stock warrant exercises. See Note 12 to the consolidated financial statements included in this report for details. During the three and nine-months ended September 30, 2004, we received approximately $3,715,000 and $22,503,000 of cash from common stock option exercises. See Note 13 to the consolidated financial statements included in this report for details.

New Platform Cycle

        The current generation of game platforms includes the following home consoles: Sony's PlayStation 2, released in 2000, the Nintendo GameCube and Microsoft Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as buyers purchase videogames for the new consoles. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, sales and prices of the older generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the introduction of the first new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. We anticipate the next home console transition period to begin in late 2005 or early 2006 and are currently planning for this transition in our product development process.

        In 2003, Sony announced that it would enter the handheld market with the introduction of PlayStation Portable ("PSP"), a handheld platform. PSP is currently expected to be released in the United States toward the end of the first quarter of 2005. Nintendo more recently announced that it plans to launch a new dual-screened, portable game system, NDS, in November 2004. The handheld market is not currently a material part of our business but we may devote more resources toward this market in the future subject to the level of success of the new handheld systems.

        Historically, our revenues generated from products for play on PCs have not been material. However, we anticipate generating increased revenues from games played on PCs in the future. We believe that marketing games to the PC market will help offset the potential negative impact on home console revenues during the next home console transition period.

Acquisitions

        On April 5, 2004, we acquired privately-held Surreal Software Inc. in an all-stock transaction. The acquisition of Surreal, the developer of The Suffering, strengthens our internal product development team and reinforces our ability to create high quality games. We acquired all of the outstanding capital stock of Surreal held by Surreal shareholders in exchange for 540,316 shares of our common shares with a value of $3,988,000. In addition to these 540,316 shares, a total of 137,199 restricted shares of our common stock, with a value of $1,013,000, were issued as retention incentives to 13 key Surreal employees, none of whom were Surreal shareholders and each of whom became our employees after the acquisition. See Note 4 to the consolidated financial statements included in this report for further details about this acquisition.

        On October 5, 2004, we acquired privately-held Inevitable Entertainment Inc., in an all-stock transaction. We acquired all of the outstanding capital stock of Inevitable held by Inevitable shareholders in exchange for 218,421 shares of our common stock with a value of $2,287,000. In addition to shares issued for the acquisition of Inevitable, a total of 152,824 restricted shares of our common stock, with a value of approximately $1,600,000, were issued as retention incentives to 11 key Inevitable employees, three of whom were also Inevitable shareholders and all of whom became our employees after the acquisition. In connection with the acquisition of Inevitable, we assumed all of the options outstanding under Inevitable's stock option plan. In the event all of the outstanding options are exercised, we will issue an aggregate of 34,672 shares of our common stock at an exercise price of $4.045 per share. None of the Inevitable stock option holders were also Inevitable shareholders. See Note 18 to the consolidated financial statements included in this report for further details about this acquisition.

Results of Operations

Three-Months Ended September 30, 2004 Compared with Three-Months Ended September 30, 2003

        The following table sets forth our operating results expressed as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three-Months Ended September 30,
	2004		2003
Revenues	$16,951	100.0%	$11,618	100.0%
Cost of sales	16,366	96.5%	17,901	154.1%

Gross profit (loss)	585	3.5%	(6,283)	(54.1)%
Research and development expense	6,071	35.8%	4,513	38.8%
Selling and marketing expense	6,321	37.3%	8,455	72.8%
Administrative expense	2,115	12.5%	4,014	34.6%
Restructuring and other charges	27	0.2%	180	1.5%

Operating loss	(13,949)	(82.3)%	(23,445)	(201.8)%
Interest and other income, net	368	2.2%	444	3.8%

Loss before income taxes	(13,581)	(80.1)%	(23,001)	(198.0)%
Provision for income taxes	329	2.0%	326	2.8%

Net loss	(13,910)	(82.1)%	(23,327)	(200.8)%
Preferred stock dividends:
Distributed	441	2.6%	508	4.3%
Imputed	1,771	10.4%	265	2.3%

Loss applicable to common stock	$(16,122)	(95.1)%	$(24,100)	(207.4)%

        The following table sets forth our total revenues by platform and territory for the periods indicated (dollars in thousands):

	Three-Months Ended September 30,
	2004		2003
Revenues by platform
Sony PlayStation 2 ("PS2")	$12,086	71.3%	$5,784	49.8%
Microsoft Xbox ("XBX")	2,841	16.8%	2,848	24.5%
Nintendo GameCube ("NGC")	843	5.0%	927	8.0%
Nintendo Game Boy Advance ("GBA")	8	0.0%	985	8.5%
Other	1,173	6.9%	1,074	9.2%

Total Revenues	$16,951	100.0%	$11,618	100.0%

Revenues by territory
North America	$10,896	64.3%	$10,721	92.3%
International	6,055	35.7%	897	7.7%

Total Revenues	$16,951	100.0%	$11,618	100.0%

        The following table sets forth our videogame releases by platform and territory for the periods indicated:

Videogame title	Platform	Territory
Three-Months Ended September 30, 2004
Shadowhearts: Covenant	PS2	North America
Psi-Ops: The Mindgate Conspiracy	PS2, XBX	International
Three-Months Ended September 30, 2003
Freaky Flyers	PS2, XBX, NGC	North America
Freestyle Metal X	XBX, NGC	North America
Mortal Kombat: Tournament Edition	GBA	North America
NHL Hitz Pro	PS2, XBX, NGC	North America
Freestyle Metal X	PS2, XBX	International

North American Revenues

        From 2003 to 2004, North American revenues for the three-months ended September 30 increased $175,000 (1.6%). Our top three selling titles in North America during the three-months ended September 30, 2004 represented $7,006,000 of current period revenues. These included Shadow Hearts: Covenant, NBA Ballers and Midway Arcade Treasures. Our top three selling titles in North America during the three-months ended September 30, 2003 represented $7,034,000 of prior period revenues. We released Mortal Kombat: Deception (including all collector's editions) on PS2 and XBX, a sequel in the highly successful Mortal Kombat franchise, and Midway Arcade Treasures 2 on PS2 and XBX in North America during October 2004.

International Revenues

        From 2003 to 2004, international revenues for the three-months ended September 30 increased $5,158,000 (575.0%). Our top three selling titles internationally during the three-months ended September 30, 2004 represented $5,437,000 of current period revenues. These included Psi-Ops: The Mindgate Conspiracy, The Suffering and Midway Arcade Treasures. Our top three selling titles internationally during the three-months ended September 30, 2003 represented $894,000 of prior period revenues. We released NBA Ballers on PS2 outside of North America during October 2004 and plan to release Mortal Kombat: Deception outside of North America during the three-months ending December 31, 2004.

Gross Profit/Cost of Sales

        Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Gross profit increased $6,868,000 from 2003 to 2004 for the three-months ended September 30. This increase is primarily attributable to a decrease in writedowns of capitalized product development costs from 2003 to 2004 for the three-months ended September 30, as detailed in the table below. This increase is also due to an increase in unit sales volume of approximately 25% and an increase in average per unit selling prices of approximately 17%. The increase in unit sales volume is driven by a unit increase in the international market, primarily due to the international release of Psi-Ops:The Mindgate Conspiracy during the three-months ended September 30, 2004. Current year period videogames released were sold at a higher price point than the prior year period, resulting in the increase in average per unit selling price during the three-months ended September 30, 2004 compared to the three-months ended September 30, 2003. Two of the new videogames released in the prior year period were released at reduced selling prices and one of the new videogames released in the prior year period was for a handheld device. Games for play on handheld devices have lower selling prices in general than games for home consoles.

        Amortization and writedowns of capitalized product development costs, a significant portion of cost of sales, were as follows:

	Three-Months Ended September 30,
Description
	2004	2003
Amortization of capitalized product development costs	$4,042,000	$5,221,000
Writedowns related to future releases	1,431,000	3,841,000
Writedowns related to current releases	—	323,000

Total	$5,473,000	$9,385,000

Research and Development Expense

        Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three-Months Ended September 30,
Description
	2004	2003
Gross research and development costs	$18,434,000	$16,649,000
Research and development costs capitalized	(12,363,000)	(12,136,000)

Research and development expense	$6,071,000	$4,513,000

        Research and development expense increased $1,558,000 (34.5%) from 2003 to 2004 for the three-months ended September 30. The increase reflects increases in both specific game costs of $1,370,000 and overhead costs of $188,000. While we have fewer games in development in the current period as compared to the prior period, we are spending more time and resources to build higher quality games. See "Overview" above.

Selling and Marketing Expense

        Selling and marketing expense decreased $2,134,000 (25.2%) from 2003 to 2004 for the three-months ended September 30. Advertising expenses were approximately $3,130,000 during the three-months ended September 30, 2004 compared to $4,790,000 during the three-months ended September 30, 2003. The decrease relates to the fact we released one videogame in North America during the three-months ended September 30, 2004 compared to nine videogames released in North America during the three-months ended September 30, 2003. As described in the "Overview" above, we seek to increase pre-launch awareness and visibility of our games through increasing advertising support of our games, including television, print and on-line advertising which increases the average selling and marketing expense per title.

Administrative Expense

        Administrative expense decreased $1,899,000 (47.3%) from 2003 to 2004 for the three-months ended September 30. We recorded a $1,750,000 reduction of expenses previously recorded in 2003 related to legal proceedings during the three-months ended September 30, 2004. See Note 16 to the consolidated financial statements included in this report. Excluding this reduction, administrative expense was consistent between 2003 and 2004 for the three-months ended September 30.

Restructuring and Other Charges

        Restructuring and other charges for the three-months ended September 30, 2004 represents accruals of $94,000 related to changes in estimates of accrued leases payable offset by a $67,000 reversal of previously accrued charges related to changes in estimates of sublease income. For details of restructuring activities, see the "Overview" above. The charges of $180,000 for the three-months ended September 30, 2003 include severance of $547,000 for terminated employees and $40,000 resulting from charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Prior year period amounts were partially offset by reversals to previously accrued restructuring activities in the amount of $407,000 related to changes in estimates of severance costs and sublease income.

Income Taxes

        Provision for income taxes was consistent between 2003 and 2004 for the three-months ended September 30. Deferred tax expense relates to an increase in the difference between the book and tax basis of goodwill. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three-months ended September 30, 2004 and 2003.

Nine-Months Ended September 30, 2004 Compared with Nine-Months Ended September 30, 2003

        The following table sets forth our operating results expressed as a percentage of total revenue for the periods indicated (dollars in thousands):

	Nine-Months Ended September 30,
	2004		2003
Revenues	$84,368	100.0%	$62,425	100.0%
Cost of sales	62,556	74.1%	79,348	127.1%

Gross profit (loss)	21,812	25.9%	(16,923)	(27.1)%
Research and development expense	19,658	23.3%	15,603	25.0%
Selling and marketing expense	28,017	33.2%	22,498	36.0%
Administrative expense	11,003	13.0%	23,955	38.4%
Restructuring and other charges	(127)	(0.1)%	9,058	14.5%

Operating loss	(36,739)	(43.5)%	(88,037)	(141.0)%
Interest and other income, net	149	0.1%	1,509	2.4%

Loss before income taxes	(36,590)	(43.4)%	(86,528)	(138.6)%
Provision for income taxes	985	1.1%	936	1.5%

Net loss	(37,575)	(44.5)%	(87,464)	(140.1)%
Preferred stock dividends:
Distributed	1,820	2.2%	954	1.6%
Imputed	2,914	3.4%	951	1.5%

Loss applicable to common stock	$(42,309)	(50.1)%	$(89,369)	(143.2)%

        The following table sets forth our total revenues by platform and territory for the periods indicated (dollars in thousands):

	Nine-Months Ended September 30,
	2004		2003
Revenues by platform
Sony PlayStation 2 ("PS2")	$51,717	61.3%	$35,259	56.5%
Microsoft Xbox ("XBX")	26,223	31.1%	14,723	23.6%
Nintendo GameCube ("NGC")	2,622	3.1%	6,053	9.7%
Nintendo Game Boy Advance ("GBA")	227	0.3%	3,425	5.5%
Other	3,579	4.2%	2,965	4.7%

Total Revenues	$84,368	100.0%	$62,425	100.0%

Revenues by territory
North America	$69,377	82.2%	$42,328	67.8%
International	14,991	17.8%	20,097	32.2%

Total Revenues	$84,368	100.0%	$62,425	100.0%

        The following table sets forth our videogame releases by platform and territory for the periods indicated:

Videogame title	Platform	Territory
Nine-Months Ended September 30, 2004
MLB Slugfest: Loaded	PS2, XBX	North America
NBA Ballers	PS2, XBX	North America
Psi-Ops: The Mindgate Conspiracy	PS2, XBX	North America
Shadowhearts: Covenant	PS2	North America
The Suffering	PS2, XBX	North America
Midway Arcade Treasures	PS2, XBX	International
Psi-Ops: The Mindgate Conspiracy	PS2, XBX	International
SpyHunter 2	PS2, XBX	International
The Suffering	PS2, XBX	International
Nine-Months Ended September 30, 2003
Freaky Flyers	PS2, XBX, NGC	North America
Freestyle Metal X	PS2, XBX, NGC	North America
MLB Slugfest 20-04	PS2, XBX, NGC, GBA	North America
Mortal Kombat: Tournament Edition	GBA	North America
NHL Hitz Pro	PS2, XBX, NGC	North America
Defender	PS2, XBX, NGC, GBA	International
Dr. Muto	PS2, XBX, GBA	International
Fireblade	XBX, NGC	International
Freestyle Metal X	PS2, XBX	International
Mortal Kombat: Deadly Alliance	PS2, XBX, NGC, GBA	International

North American Revenues

        From 2003 to 2004, North American revenues for the nine-months ended September 30 increased $27,049,000 (63.9%). Our top three selling titles in North America during the nine-months ended September 30, 2004 represented $46,846,000 of current period revenues. These included NBA Ballers, The Suffering and Psi-Ops: The Mindgate Conspiracy. Our top three selling titles in North America during the nine-months ended September 30, 2003 represented $23,633,000 of prior period revenues.

International Revenues

        From 2003 to 2004, international revenues for the nine-months ended September 30 decreased $5,106,000 (25.4%). Our top three selling titles internationally during the nine-months ended September 30, 2004 represented $11,092,000 of current period revenues. These included The Suffering, Psi-Ops: The Mindgate Conspiracy and Midway Arcade Treasures. Our top three selling titles internationally during the nine-months ended September 30, 2003 represented $18,355,000 of prior period revenues. The prior year period included the international release of our highly successful Mortal Kombat: Deadly Alliance for the PS2, XBX and NGC consoles, as well as for the GBA handheld device.

Gross Profit/Cost of Sales

        Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Gross profit increased $38,735,000 from 2003 to 2004 for the nine-months ended September 30. This increase is primarily attributable to a decrease in writedowns of capitalized product development costs from 2003 to 2004 for the nine-months ended September 30, as detailed in the table below. This increase is also due to an increase in unit sales volume of approximately 11% and an increase in average per unit selling prices of approximately 22%. The increase in average per unit selling prices is due to a larger portion of sales generated by new releases, which typically have a higher average sales price, during the nine-months ended September 30, 2004 compared to the nine-months ended September 30, 2003.

        Amortization and writedowns of capitalized product development costs, a significant portion of cost of sales, were as follows:

	Nine-Months Ended September 30,
Description
	2004	2003
Amortization of capitalized product development costs	$16,106,000	$14,204,000
Writedowns related to future releases	3,573,000	16,105,000
Writedowns related to current releases	384,000	9,327,000
Writedowns related to cancelled games	275,000	1,922,000

Total	$20,338,000	$41,558,000

        In addition to the amortization and writedowns of capitalized product development costs included in cost of sales, $3,675,000 of writedowns of capitalized product development costs related to restructuring activities were expensed during the nine-months ended September 30, 2003 in restructuring and other charges expense on the consolidated statement of operations.

Research and Development Expense

        Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Nine-Months Ended September 30,
Description
	2004	2003
Gross research and development costs	$53,959,000	$50,104,000
Research and development costs capitalized	(34,301,000)	(34,501,000)

Research and development expense	$19,658,000	$15,603,000

        Research and development expense increased $4,055,000 (26.0%) from 2003 to 2004 for the nine-months ended September 30. The increase reflects an increase in specific game costs of $4,031,000 and overhead costs of $24,000. While we have fewer games in development in the current period as compared to the prior period, we are spending more time and resources to build higher quality games. See "Overview" above. In 2004, research and development overhead costs include approximately $1,300,000 related to severance of our former executive vice president—product development; excluding these costs, research and development overhead costs decreased approximately $1,276,000 from the prior period, reflecting cost savings resulting from restructuring efforts described in the "Overview" above.

Selling and Marketing Expense

        Selling and marketing expense increased $5,519,000 (24.5%) from 2003 to 2004 for the nine-months ended September 30. Advertising expenses were approximately $17,611,000 during the nine-months ended September 30, 2004 compared to $11,154,000 during the nine-months ended September 30, 2003. Although we released nine videogames in North America during the nine-months ended September 30, 2004 compared to fourteen videogames released in North America during the nine-months ended September 30, 2003, as described in the "Overview" above, we seek to increase pre-launch awareness and visibility of our games through increasing advertising support of our games, including television, print and on-line advertising which increases the average selling and marketing expense per title. The reduction of selling and marketing overhead costs of approximately $938,000 was primarily related to lower payroll costs related to the closing of our Milpitas facility during 2003.

Administrative Expense

        Administrative expense decreased $12,952,000 (54.1%) from 2003 to 2004 for the nine-months ended September 30. Payroll costs related to severance for administrative personnel were $439,000 during the nine-months ended September 30, 2004. Payroll costs related to severance and retirement benefits for administrative personnel during the nine-months ended September 30, 2003 were $9,498,000, of which $9,459,000 were a result of Neil D. Nicastro ceasing to serve as our president, chief executive officer and chief operating officer. Charges related to legal fees and proceedings were ($261,000) and $4,228,000 for the nine-months ended September 30, 2004 and 2003, respectively. During the nine-months ended September 30, 2004 we recorded a $1,750,000 reduction of expenses previously recorded in 2003 related to legal proceedings. See Note 16 to the consolidated financial statements included in this report.

Restructuring and Other Charges

        Restructuring and other charges for the nine-months ended September 30, 2004 represents accruals of $94,000 related to changes in estimates of accrued leases payable offset by a $221,000 reversal of previously accrued charges related to changes in estimates of sublease income. For details of restructuring activities, see the "Overview" above. The charges of $9,058,000 for the nine-months ended September 30, 2003 include severance of $3,197,000 for terminated employees and $1,508,000 resulting from charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Also included in the prior year period restructuring and other charges was the impairment of product development costs of $4,998,000 related to abandonment of titles associated with the consolidation of product development operations. Included in this amount is $3,675,000 of costs previously capitalized, the remaining $1,323,000 related to research and development costs incurred on these abandoned titles in excess of amounts previously capitalized. Prior year period amounts were partially offset by reversals to previously accrued restructuring activities in the amount of $645,000 related to changes in estimates of severance costs and sublease income.

Income Taxes

        Provision for income taxes increased $49,000 from 2003 to 2004 for the nine-months ended September 30. The nine-months ended September 30, 2004 includes $985,000 of deferred tax expense related to an increase in the difference between the book and tax basis of goodwill. The nine-months ended September 30, 2003 includes $984,000 of deferred tax expense related to an increase in the difference between the book and tax basis of goodwill offset by a $48,000 tax benefit related to foreign income taxes and state income taxes. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the nine-months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

        Our principal source of operating cash is from distribution and sale of our videogames. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our videogame inventory and costs incurred to sell and market our videogames. As of September 30, 2004 our primary source of liquidity was $115,001,000 of cash and cash equivalents, compared with $41,682,000 at December 31, 2003. Reflected in our cash and cash equivalents balance at September 30, 2004 are the following cash inflows that occurred during the nine-months ended September 30, 2004: $78,299,000 of net proceeds received during April 2004 from the sale of common stock, $22,503,000 of cash received from common stock option exercises, $15,000,000 of proceeds received during March 2004 under a new credit facility and $12,423,000 of net proceeds received from the sale of additional Series D redeemable convertible preferred stock. Our working capital at September 30, 2004 totaled $121,449,000, compared with $50,669,000 at December 31, 2003. Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

        We actively manage our capital structure and balance sheet as a component of our overall business strategy. In addition to the items noted above, during April 2004, we completed an acquisition of a videogame development company by issuing shares of our common stock—see Note 4 to the consolidated financial statements included in this report for details. During June and July 2004, a total of $43,040,000 of our Series D redeemable convertible preferred stock was converted into common stock—see Note 12 to the consolidated financial statements included in this report for details. During October 2004, we completed another acquisition of a videogame development company by issuing shares of our common stock—see Note 18 to the consolidated financial statements included in this report for details. We may issue additional shares of common stock in the future to settle outstanding obligations such as our Series D redeemable convertible preferred stock, if terms and conditions allow, alleviating use of cash.

        Receivables increased by $5,114,000 during the nine-months ended September 30, 2004 due to the third quarter international release of Psi-Ops: The Mindgate Conspiracy on PS2 and XBX. Inventories increased by $9,107,000 due to purchases for our fourth quarter release of Mortal Kombat: Deception. Accounts payable and accruals increased from the beginning of the period by a net $9,255,000 due to increased spending on advertising and marketing costs and inventory costs, including platform royalties, owed on our recent releases.

        Management believes that our cash and cash equivalents on-hand at September 30, 2004 of $115,001,000, along with availability under bank financing secured in March 2004, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and our other presently anticipated needs. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $600,000. See Note 10 to the consolidated financial statements included in this report for details. We are evaluating the cost benefits of prepaying this term loan in the near future. For at least the next twelve months, we believe we will not need to raise additional debt or equity financing; however, we will assess opportunities should market conditions appear favorable. In addition, management has the ability, if necessary, to implement restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.

Off Balance Sheet Arrangements and Contractual Obligations

        We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property used in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. We also enter into arrangements with third parties to develop certain of our videogames. In accordance with GAAP, these obligations are not recognized as liabilities in our consolidated balance sheet.

        The following material changes to our off-balance sheet arrangements and contractual obligations occurred since December 31, 2003: the establishment of our new credit facility, as amended, described in Note 10 to the consolidated financial statements, changes to our Series D preferred stock described in Note 12 to the consolidated financial statements and net increases in our purchase obligations of $42,143,000, which includes marketing commitments and milestone payments with third party developers in the normal course of business. In addition, $6,487,000 recorded as a liability to WMS, previously reported as noncurrent, may have become immediately due and payable during the second quarter of 2004 under certain interpretations of tax sharing and separation agreements. This amount is reported as a current liability on our consolidated balance sheets at September 30, 2004. Also, retirement and severance liabilities totaling $5,914,000 due to Neil D. Nicastro, previously reported as noncurrent liabilities, became immediately due and payable under his severance agreement, and were settled with shares of our common stock.

        The following table summarizes the scheduled expiration of our contractual obligations as of September 30, 2004 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations	$14,444	$3,333	$6,667	$4,444	$—
Operating lease obligations(1)	7,409	2,405	4,041	963	—
Purchase obligations(2)	50,474	33,027	12,239	5,208	—
Other long-term liabilities(3)	342	171	171	—	—
Redeemable convertible preferred stock(4)	4,460	—	4,460	—	—
Dividends to be distributed on redeemable convertible preferred stock(5)	373	235	138	—	—

Total	$77,502	$39,171	$27,716	$10,615	$—

(1)
Excludes operating lease commitments expensed in conjunction with restructuring efforts for which we will receive no future economic benefit, which are reflected on our consolidated balance sheets at September 30, 2004. Amounts are net of related sublease income.

(2)
Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above.

(3)
These items are reflected on our consolidated balance sheets at September 30, 2004 in current and noncurrent liabilities, as appropriate.

(4)
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In March 2004, we entered into a new credit facility of up to $30,000,000 to provide additional liquidity to operate our business. Under the credit facility we have a $15,000,000 five year term loan and a revolving line of credit up to $15,000,000. At September 30, 2004, there were no amounts drawn on the revolving line of credit. The term loan bore interest at the bank's base rate (4.75% at September 30, 2004). Changes in market rates may impact the bank's base rate. For instance, if the bank's base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $150,000. See Note 10 to the consolidated financial statements for details about the credit facility.

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

        No change was identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        As we previously reported, three putative securities class action lawsuits were filed against us in the United States District Court, Northern District of Illinois in 2003 and were subsequently consolidated. Plaintiffs alleged that Midway and several officers of Midway, both current and former, concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner and a decrease in consumer demand for our released products. Plaintiffs claimed that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs allege were materially false and misleading. Plaintiffs further claimed that our financial statements during the class period violated General Accepted Accounting Principles because they did not include timely write-offs of capitalized product development costs, and because they did not include adequate reserves for price protection, returns, and discounts. On August 27, 2004, the District Court entered an order granting defendants' motion dismissing all of plaintiffs' claims in the Federal Action, with prejudice. The time for appeal has expired, and the judgment is final.

        In addition, as previously reported, on January 6, 2004, a shareholders' derivative lawsuit was filed against the directors and some officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois. The complaint alleged that, between December 2001 and July 2003, defendants (individual directors and several officers of Midway, both current and former) made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claims violated the securities laws. Plaintiff also alleged that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial condition. In addition, plaintiff asserted that Midway was entitled to contribution and indemnification from each individual defendant in connection with all such claims resulting from the individual defendants' alleged misconduct. On February 18, 2004, the court ordered that defendants would not be required to answer the complaint until after the federal court ruled on the motion to dismiss in the consolidated federal action described above. In light of the federal District Court's dismissal of the consolidated federal action on August 27, 2004, on October 15, 2004, plaintiff and defendants filed an Agreed Motion to Dismiss the Derivative Action without prejudice. On October 27, 2004, the Court granted the motion to dismiss without prejudice, dismissing all claims against all defendants.

        As we further reported, in June 2004, four putative class action lawsuits were filed against Midway, Sumner M. Redstone, and certain Midway directors in the Circuit Court of Cook County, Illinois, and two putative class action lawsuits were filed against Midway, Sumner M. Redstone and certain Midway directors in the Court of Chancery for the State of Delaware in and for New Castle County. These six putative class actions were brought on behalf of all persons, other than defendants, who own Midway's securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway's other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway's common stock from other Midway shareholders. The lawsuits seek injunctive relief to prevent Mr. Redstone from acquiring the remaining outstanding shares of Midway in order to take the company private, imposition of a constructive trust, and other relief for the alleged breach of fiduciary duty.

        A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted, and plaintiffs filed a Consolidated Amended Complaint. Discovery has not yet started, and no trial date has been set. On October 6, 2004, defendants filed Motions to Dismiss these consolidated actions, asserting that none of plaintiffs' allegations state a legally viable claim against any of the defendants.

        We believe the above cases lack merit and intend to contest them vigorously.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On September 21, 2004, one of our preferred stockholders exercised a warrant to purchase 570,500 shares of our common stock at an exercise price per share of $3.75, for an aggregate exercise price of $2,139,000. We plan to use the proceeds from this exercise for working capital and general corporate purposes. The issuance of the shares upon exercise of the warrant was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The common stock issued is registered for resale by the holder.

        On October 5, 2004, we issued 218,421 shares of common stock out of our treasury shares to eight persons as consideration for their shares of Inevitable Entertainment Inc., a company that we acquired on that date. Those stockholders have agreed not to sell their shares except in accordance with a vesting schedule. A total of 47,755 of these shares may be sold immediately, an additional 68,267 may be sold after March 5, 2005; an additional 34,133 may be sold after each of September 5, 2005 and September 5, 2006, and the balance of 34,133 may be sold after September 5, 2007. The issuance of the shares of common stock in this transaction was exempt from registration under the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. We offered the shares in a private placement only to the stockholders of Inevitable and to no other prospective purchasers. We agreed to register all of the shares described above for resale by the stockholders. Under rules of the SEC, however, we will initially file a registration statement which only registers the number of shares that the stockholders may reasonably be expected to sell within two years.

        In addition, on October 5, 2004, we issued 152,824 shares of our common stock out of our treasury shares to 11 employees of Inevitable as retention incentives. These shares have restrictions on sale that lapse as to 40% of these shares on March 5, 2005 and as to an additional 20% of these shares on each of September 5, 2005, September 5, 2006 and September 5, 2007. We agreed to register all of the shares described above for sale by the holders. Under rules of the SEC, however, we will initially file a registration statement which only registers the number of shares that the holders may reasonably be expected to sell within two years. The issuance of these shares of common stock was exempt from registration under the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. We intend to register these shares for resale by the holders under the Securities Act.

        In addition, on October 5, 2004, in connection with the acquisition of Inevitable Entertainment Inc., we assumed all of the options outstanding under Inevitable's stock option plan. In the event all of the outstanding options are exercised, we will issue an aggregate of 34,672 shares of our common stock. The assumption of these options was not a "sale" of securities within the purview of the Securities Act. We intend to register these shares for resale by the holders under the Securities Act.

        Some of the holders of our Series D Convertible Preferred Stock converted their preferred stock into common stock during the third quarter of 2004 and prior to it. The following table sets forth the dates and amounts of Series D preferred stock converted, along with the number of shares of our common stock issued with respect to these conversions:

Date	Number of Shares of Preferred Stock Converted	Number of Shares of Common Stock Issued
June 25, 2004	400	1,106,134
June 30, 2004	400	1,106,737
July 8, 2004	400	1,096,734
July 15, 2004	400	1,097,578
July 22, 2004	150	411,908
July 22, 2004	250	626,443
July 26, 2004	500	1,373,629
July 26, 2004	179	448,730
July 29, 2004	1,250	3,435,203
July 30, 2004	375	940,490

        The conversion of the preferred stock was exempt from registration under Section 3(a)(9) of the Securities Act. The common stock issued is registered for resale by the holders.

        446 shares of Series D preferred stock remain outstanding and may be converted at the option of the holder until March 15, 2006 at the rate of $4.00 per share; warrants to purchase 163,000 shares of our common stock at $3.75 per share remain outstanding and may be exercised until May 2006; warrants to purchase 555,161 shares of our common stock at $9.33 per share remain outstanding and may be exercised until May 2006; and warrants to purchase 123,821 shares of our common stock at $10.60 per share remain outstanding and may be exercised until August 2006.

        In August 2004, under our severance agreement with Neil D. Nicastro, our former chief executive officer and president, 599,259 shares of our common stock became issuable to Neil D. Nicastro as payment for deferred severance. As a result, 422,777 shares of Midway common stock were issued to Mr. Nicastro out of our treasury shares. The amount was net of 176,482 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on Mr. Nicastro's taxable compensation that resulted from the share issuance. The issuance of the shares of common stock to Mr. Nicastro under the terms of his Severance Agreement was exempt from registration under the Securities Act by reason of Section 4(2) thereof. The resale of these shares is registered under the Securities Act.

        During the third quarter of 2004, Sumner M. Redstone, our largest shareholder, reported that he purchased additional shares of our common stock such that his aggregate holdings exceeded seventy percent of our outstanding voting securities as of September 30, 2004. According to filings made by Mr. Redstone with the SEC, he purchased a total of 9,977,900 shares of our common stock during the third quarter of 2004, as described in the table below. Subsequent to September 30, 2004, Mr. Redstone reported that he has continued to purchase additional shares of our common stock.

        The following table sets forth the information regarding purchases reported by Mr. Redstone, either directly or through his affiliate, National Amusements Inc., during the period beginning on July 1, 2004 and ending on September 30, 2004:

ISSUER (AFFILIATE) PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/04 - 7/31/04	6,095,200	$10.56	N/A	N/A
8/1/04 - 8/31/04	3,341,700	$11.86	N/A	N/A
9/1/04 - 9/30/04	541,000	$11.06	N/A	N/A
Total	9,977,900	$11.02	N/A	N/A

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
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
10.1
Third Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 30, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 3, 2004.
10.2
Fourth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 15, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 20, 2004.

10.3	Fifth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 5, 2004.
10.4	First Amendment made as of October 18, 2004 to Restricted Stock Agreement entered into as of May 6, 2003 by and between the Registrant and David F. Zucker.
10.5
Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.6	Sixth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004.
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

MIDWAY GAMES INC.
Dated: November 8, 2004	By:	/s/ THOMAS E. POWELL Thomas E. Powell Executive Vice President—Chief Financial Officer Principal Financial and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.
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
10.1
Third Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 30, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 3, 2004.
10.2
Fourth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 15, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 20, 2004.
10.3	Fifth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 5, 2004.
10.4	First Amendment made as of October 18, 2004 to Restricted Stock Agreement entered into as of May 6, 2003 by and between the Registrant and David F. Zucker.
10.5
Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.6	Sixth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004.

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
Part I—Financial Information
  Item 1—Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
Signature
EXHIBIT INDEX