Form 10-K
period 2004-12-31
MIDWAY GAMES INC
filed 2005-03-14
CIK 1022080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the 21,986,801 shares of Common Stock held by non-affiliates of the registrant on June 30, 2004 was $253,287,948. This calculation was made using a price per share of Common Stock of $11.52, the closing price of the Common Stock on the NYSE on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On March 8, 2005, the number of shares of Common Stock outstanding, excluding 1,096,646 treasury shares, was 86,789,563 shares.

        References to "fiscal" years for 2002 or later in this report refer to our fiscal year ending on December 31. References to the "transition period" are to the six-month transition period beginning on July 1, 2001 and ended on December 31, 2001. References to "fiscal" years 2001 or earlier are to years ended June 30 of each such year.

        Midway® is our registered trademark. Our product names mentioned in this report are also our trademarks, except where we license them. Other product names mentioned in this report are the trademarks of their respective owners.

        This report contains "forward looking statements," within the meaning of the federal securities laws. These statements may be found throughout this report, particularly in the materials set forth under "Item 1. Business" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. These statements describe our plans, strategies and goals and our beliefs concerning future business conditions and our business outlook based on currently available information. Where possible, we have identified these statements by the use of terms such as "may," "will," "should," "could," "expect," "eventually," "anticipate," "plan," "strategy," "believe," "seek," "estimate," "intend" and similar words, although some forward looking statements are expressed differently. Our actual results could differ materially from those described in the forward looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry and the risks more fully described under "Item 1. Business—Risk Factors." We make no commitment to update publicly any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.    Business.

Development of Our Business

        We develop and publish interactive entertainment software. We, and our predecessors, have been in the business of creating videogames for more than 20 years and have published over 400 titles in that time. Our games are available for play on the major current generation home videogame consoles and handheld game platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. We also produce games for personal computers (PCs) although games for this market comprise only a small part of our business at this time. Our titles include many of the most popular game genres such as action, adventure, driving, extreme sports, fighting, horror, role-playing, sports, shooting and strategy. References in this report to "title" relate to a specific videogame, regardless of which platform or platforms the game is released on.

        Over the years, we and our predecessors have released many successful videogames, including Mortal Kombat, a line of games that has sold over 20 million copies, The Suffering, NBA Ballers, MLB SlugFest, SpyHunter, NHL Hitz, Ready 2 Rumble Boxing, Hydro Thunder, San Francisco Rush Extreme Racing, NFL Blitz, Area 51, Cruis'n USA, NBA Jam, Rampage, Gauntlet, Joust, Defender, Centipede, Asteroids and Pong.

        For information about our financial condition, assets, results of operations and cash flows, see our consolidated financial statements, including Note 1, and "Item 6. Selected Financial Data."

        On April 15, 2004, we completed the sale of 11.35 million shares of common stock, raising net proceeds of $78.3 million. We are using the proceeds from this offering for general corporate purposes, including working capital, capital expenditures, research and development and marketing and distribution efforts. More details about this financing are discussed in Note 9 to our consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        During 2004, we acquired three privately-held software development companies. These acquisitions increased our internal product development capabilities enabling us to grow our product portfolio and release more high quality games in future years. These included the following:

  •
  Surreal Software, located in Seattle, Washington, which developed The Suffering, a title that we released in North America in March 2004;

  •
  Inevitable Entertainment, located in Austin, Texas, which is developing Area 51, a title scheduled for release in 2005 on consoles and the PC platform; and

  •
  CWS Entertainment Ltd. d/b/a Paradox Development, located in Moorpark, California, which is developing Mortal Kombat: Shaolin Monks, an extension of our successful Mortal Kombat franchise into the action-adventure genre.

        See Note 2 to our consolidated financial statements for additional information regarding these acquisitions. See also "Product Development" below.

        Midway is a Delaware corporation and was formed in 1988. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available through our website at www.investor.midway.com as soon as reasonably practicable after we electronically file or furnish these materials to or with the SEC. Our website home page is located at www.midway.com. Information contained on our website is not a part of this report.

        Approximately 77% of our common stock is beneficially owned by Sumner M. Redstone. See "Risk Factors—Through Sumner M. Redstone's control of over 75% of our outstanding common stock, he decides the outcome of votes of our stockholders. Mr. Redstone can change our business strategies and policies" below.

Industry Overview

        The interactive entertainment industry is comprised of game hardware manufacturers and videogame software publishers. Home videogame software is played on game hardware platforms, including home game consoles which connect to a television set, self-contained handheld platforms and personal computers.

        The Home Console and Handheld Platform Market. Historically, there have been multiple console platforms available in the market and strong competition between console manufacturers. The success of a title on a given platform is, to an extent, dependent upon the market acceptance of that platform. While Sony has for the past several years been the console market leader, Microsoft and Nintendo are large and viable competitors.

        Videogame software for home consoles and handheld platforms is created by the platform manufacturers and by many independent developers. Platform manufacturers license publishers to publish games for their platforms and retain a significant degree of control over the content, quality and manufacturing of these games. The developers, subject to the approval of the platform manufacturers, determine the types of games they will create. Software publishers either create their games in-house, through their own development teams, or outsource this function to independent developers, or both.

        The Platform Cycle.  Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. Each new generation of these platforms has the capabilities to permit developers to create more realistic and exciting games. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase videogames for the new consoles. At the end of each cycle, when the introduction of a newer generation of home game consoles is announced, sales of games for play on the older generation of platforms generally diminish, and prices are discounted, as consumers defer and decrease purchases in anticipation of the new platforms and games. The time period from the introduction of the first new-generation home game consoles until these new consoles supplant the older generation consoles in terms of software sales is referred to in the industry as the home console transition period.

        The experience of our industry is that average software game prices decline once a generation of consoles has been in the market for a significant period of time, because of the number of software titles competing for acceptance from consumers increases sharply.

        The current generation of game platforms includes the following consoles: Sony's PlayStation 2, released in 2000, the Nintendo GameCube and Microsoft Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001.

        The next generation of home consoles should begin appearing in the North American markets in the fall of 2005 or 2006. Microsoft announced that it will introduce a new-generation home console platform by late 2005. The PlayStation 3 from Sony is not expected to be released until sometime in 2006. We expect Nintendo also to introduce a new next-generation home console in this time frame or shortly thereafter. We expect these same consoles to reach the European markets either simultaneously with their North American arrival or slightly later. Some of them may appear slightly earlier in Japan. In November 2004, Nintendo launched a new dual-screened, portable game system, Nintendo DS. Sony introduced a new handheld game platform, PlayStation Portable, in Japan in 2004 and plans to release this device in North America in late March 2005.

        The Personal Computer Game Market.  The market for PC games is similar to the home console games market in many respects—the development process and costs, time to market, and marketing processes and costs are common to both home console and PC games. The PC games business is most differentiated from the console games business in the area of product approval and manufacturing cost. PC games do not require approval from, or royalties to, any third party hardware manufacturer as do console games. Therefore, there are fewer barriers to entry in this market and the number of products offered to consumers is much greater. One potential benefit to publishers selling both PC games and home console games is the lack of a console transition in the PC games market and consequently the ability to use PC game sales to mitigate the potential negative impact on console revenues during the upcoming home console transition period.

        The Online and Wireless Markets.  Emerging technologies such as the Internet and wireless devices affect the interactive entertainment industry, create opportunities for software publishers and result in increased competition for console game publishers. Online functionality in a game can be as simple as the ability to post game scores to a public leaderboard or as complex as head-to-head online play for a sports game. This online functionality may provide increased gameplay to a product and make it more compelling and marketable but generally does not generate separate revenues for the publisher. In the future, more business models may emerge that provide distinct revenue opportunities for online functionality in games. A number of software publishers have developed or are currently developing software for use by subscribing customers over the Internet. In addition, many games are available for play on wireless devices such as cell phones and personal digital assistants. A console or PC publisher may license the wireless rights of games to third parties who create and sell wireless products based on the licensed properties. If the market for wireless products grows significantly, publishers for other platforms may increasingly create and market their own wireless games in the future.

        Distribution.  Software for game platforms is sold generally by mass merchandise retailers, such as Wal-Mart and Best Buy, or by regional retailers, discount store chains, video rental retailers, software specialty retailers and entertainment software distributors. Software publishers either distribute their products directly to these retailers or sell them through national distributors.

        Over the past three years, the number of titles introduced each year has increased significantly over prior periods. Given the increased number of titles introduced, we have witnessed a trend where retailers tend to limit their buying to the titles that show the greatest potential for success, and the titles with less perceived potential have had difficulty finding shelf space.

Our Business Strategy

        Our product strategy going forward is focused on making games in genres that we have a demonstrated competency in, and a passion for, including: (1) games targeted at gamers 17 years and older, (2) sports games that emphasize "over-the-top" or lifestyle elements, and (3) games that leverage our established franchises. Highlights of our business strategy include:

        Build Games for Mature Gamers.  Making M-rated games for consumers age 17 and older plays to one of our historic strengths. During the last console cycle, from 1995 to 1999, we were the leader in making M-rated videogames for home consoles. We led in total M-rated dollar and unit sales during this period and also in the sheer number of M-rated title releases. With the majority of gamers on the current consoles now over 18 years of age and the average age of the gamer trending upward, we expect this to continue to be one of the fastest growing segments of the industry. We expect the majority of our new product releases in 2005 to be M-rated games.

        Concentrate on our Over-The-Top Sports Games.  We have enjoyed strong sales from our line of sports games such as NBA Ballers, NFL Blitz, NHL Hitz, MLB SlugFest and Ready 2 Rumble Boxing. Our titles in this popular category are characterized by extreme game play and the exaggerated abilities of the characters in these games, which we refer to as "over-the-top" sports entertainment. We believe our "over-the-top" style makes these games popular and differentiated among sports videogame fans. This contrasts with the "simulation" style of most publishers' sports videogames. We plan to release new versions of these "over-the-top" sports games at intervals when we can infuse enough novelty and innovation into the game to stimulate the "over-the-top" buyer to purchase the game. In the larger sports genres, particularly football and basketball, we believe the market will support a new release every two or three years. In the sports genres that have smaller markets such as hockey and boxing, we may only release a game once per console cycle, or not at all. We have frequently employed licenses from sports leagues, players associations and individual athletes to promote our "over-the-top" sports products. Going forward, we may not employ these licenses thus decreasing royalty expense.

        Leverage our proven franchises and library value.  Many of our games have been best-sellers and have attracted loyal fan bases. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Mortal Kombat, Spy Hunter, Gauntlet, MLB SlugFest, and San Francisco Rush Extreme Racing. We continue to hold these properties as valuable assets that may be leveraged in the future.

        Our most successful and profitable videogame franchise has been Mortal Kombat, with over 20 million units sold. We have also licensed two television and two film adaptations of Mortal Kombat and granted merchandising licenses for toys, clothing, comic books, strategy guides and other product lines. We released a new sequel in the Mortal Kombat series, Mortal Kombat: Deception, in the fourth quarter of 2004, which proved to be our top selling game of fiscal 2004. We expect to release an action-adventure title in the Mortal Kombat franchise, Mortal Kombat: Shaolin Monks, in late 2005.

        We have also leveraged our large library of "hit" titles by releasing "arcade classics" collections and entering into syndication agreements. We have released 18 collections of arcade classic games for home consoles and nine arcade classic products for handheld platforms. We control the intellectual property rights to hundreds of classic videogame titles, including titles originally released under the Midway, Williams and Atari brands. A number of these classic titles have been licensed for play on a variety of gaming mediums, including websites, interactive television, cellular telephones and other handheld wireless devices. We believe that we can continue to leverage our library of classic titles to produce additional successful titles in the future.

        Expand in-house product design team.  We believe that by expanding our in-house product design capabilities, we can further improve design and production efficiency and build creative resources to further capitalize on existing franchises as well to design new, successful titles in the future. We are also focusing our product development and marketing resources to concentrate on building fewer, higher quality games with more marketing support to promote the games' pre-launch awareness. To further these efforts, we acquired three privately-held software developers in 2004 that have increased our internal product development capability.

        Expand foreign sales.  We believe that we can expand our presence in foreign markets. In fiscal 2000, we opened an office in the United Kingdom to conduct sales of our products in Europe and Australia. In January 2005, we established a sales office in Germany. Germany is currently the second largest console market, and the largest PC market, in Europe. We believe that directly marketing our products in foreign markets will produce better sales and cost savings than the use of third party distributors. In addition, to further expand our presence outside of North America, we are developing titles that we believe will have a global appeal.

        Expand into PC market.  We intend to re-enter the PC game market, which has not been a significant part of our business in recent years. We have recently increased our investment and resources in PC game development. We believe that selling games to the PC market may help to mitigate the potential negative effect on console revenues during the upcoming home console transition period.

        Expand our portfolio of children's products.  We intend to increase the number of products that we create and sell aimed at the children's market. In recent years, games for the children's market have not been a significant part of our business. We intend to pursue more third-party licenses that appeal to the children's demographic and make games based on these licenses. We believe that videogames sales for the children's market will perform well, particularly on the older videogame consoles and the handheld platforms, as the industry enters the upcoming home console transition period.

Products

        We sell games for the major videogame platforms, including the PlayStation 2, Xbox, GameCube and Game Boy Advance platforms as well as for PCs. Most of our videogames for the home consoles have suggested retail prices on the initial release dates ranging from $39.95 to $49.95. Suggested retail prices on the initial release dates for Game Boy Advance games are usually between $19.95 and $29.95. Suggested retail prices on the initial release dates for PC games are usually between $29.95 and $49.95.

        Also, as seen during previous platform transitions, when new platforms are announced or introduced to the marketplace, demand for existing videogames played on the current platforms declines in anticipation of the new platforms becoming available. During these periods, demand for current platform products can be expected to decrease, and we may be inclined to decrease suggested retail prices in an effort to stimulate sales of videogames for the current platforms.

        We are preparing for the upcoming platform transition and have begun game development for the next generation of home consoles, described under "Industry Overview" above, based on preliminary specifications. It is unlikely that we will release any products for the new home console platforms before 2006.

        Although we have begun development of games for the new Sony PSP handheld platform, the handheld market is not currently a significant component of our business. We may devote more resources toward this market in the future if the new handheld systems become very successful.

        Many of our games incorporate a variety of online capabilities and features. Online functionality may provide increased gameplay to a product and make it more compelling and marketable, but it does not generate separate revenues for us at this time. We also license wireless rights to some of our games to third parties who create and sell videogames for cell phones, personal digital assistants and other wireless devices based on our properties.

        From time to time, we have purchased distribution rights to games under development by third parties. Some of these games are sequels to games which have previously been successfully released.

2004 Videogame Releases

        During fiscal 2004, we released the following videogames:

Videogame Title	Platform	Territory
Mortal Kombat: Deception	PlayStation 2; Xbox	North America
Midway Arcade Treasures 2	PlayStation 2; Xbox; GameCube	North America
MLB Slugfest: Loaded	PlayStation 2; Xbox	North America
NBA Ballers	PlayStation 2; Xbox	North America
Psi-Ops: The Mindgate Conspiracy	PlayStation 2; Xbox	North America
Shadowhearts: Covenant	PlayStation 2	North America
The Suffering	PlayStation 2; Xbox	North America
Mortal Kombat: Deception	PlayStation 2; Xbox	International
Midway Arcade Treasures 2	PlayStation 2; Xbox	International
NBA Ballers	PlayStation 2	International
Midway Arcade Treasures	PlayStation 2; Xbox	International
Psi-Ops: The Mindgate Conspiracy	PlayStation 2; Xbox	International
SpyHunter 2	PlayStation 2; Xbox	International
The Suffering	PlayStation 2; Xbox	International

2003 Videogame Releases

        During fiscal 2003, we released the following videogames:

Videogame Title	Platform	Territory
Freaky Flyers	PlayStation 2; Xbox; GameCube	North America
FreeStyle Metal X	PlayStation 2; Xbox; GameCube	North America
Justice League: Chronicles	Game Boy Advance ("GBA")	North America
Midway Arcade Treasures	PlayStation 2; Xbox; GameCube	North America
MLB Slugfest 20-04	PlayStation 2; Xbox; GameCube; GBA	North America
Mortal Kombat: Tournament Edition	GBA	North America
NFL Blitz Pro	PlayStation 2; Xbox; GameCube	North America
NHL Hitz Pro	PlayStation 2; Xbox; GameCube	North America
Ozzy & Drix	GBA	North America
RoadKill	PlayStation 2; Xbox; GameCube	North America
SpyHunter 2	PlayStation 2; Xbox	North America
Super Duper Sumos	GBA	North America
Defender	PlayStation 2; Xbox; GameCube	International
Dr. Muto	PlayStation 2; Xbox; GBA	International
Fireblade	Xbox; GameCube	International
Freaky Flyers	PlayStation 2; Xbox	International
Freestyle Metal X	PlayStation 2; Xbox	International
Mortal Kombat: Deadly Alliance	PlayStation 2; Xbox; GameCube; GBA	International
NHL Hitz Pro	PlayStation 2; Xbox	International
RoadKill	PlayStation 2; Xbox	International

2005 Products

        During fiscal 2005 to date, we have released Mortal Kombat: Deception for Nintendo's GameCube in North America. We expect to release an action-adventure title in the Mortal Kombat franchise, Mortal Kombat: Shaolin Monks, in late 2005. In fiscal 2005, we expect to release more videogames than we released in 2004, including several PC games.

Product Development

        We seek to develop videogames that are action packed and exciting, and which provide sufficient challenge at various levels of proficiency to encourage repeated play. Our game development personnel are organized into teams. The producers manage the work of the other team members and are generally responsible for the overall design of the game. Each concept is reviewed initially for technical feasibility and evaluated relative to several factors, including whether the proposed product fits within our general strategy and profitability objectives. Our management team meets regularly to formally review and evaluate the progress and quality of each title in development.

        The game design teams operate in studio environments that encourage creativity, productivity and cooperation among design teams. We believe that this environment, together with a compensation structure that rewards design teams for the success of their games, enables us to attract and retain game designers that are among the best in the industry. During 2004, we acquired three different third party software developers and their key personnel. The acquisition of these software developers strengthens our internal product development function and reinforces our ability to create high quality games. With these acquisitions, we now have product development studios in Chicago, Illinois; San Diego, California; Seattle, Washington; Austin, Texas; and Los Angeles, California. For further discussion of these acquisitions, see Note 2 to our consolidated financial statements.

        The designers are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three dimensional graphics and advanced audio effects. We have developed and acquired a substantial library of proprietary software and development tools. Use of these tools streamlines the development process, allowing members of the development teams to focus their efforts on the play and simulation aspects of the product under development. We have also developed software tools to expedite conversion of software from one hardware format to another and to provide sound and special visual effects. We continually create and acquire new software and development tools and refine and upgrade our existing tools.

        Development of a new videogame for a console or PC generally takes 12 to 36 months or longer and generally costs up to $14 million, depending on the specific software requirements. Because of the increasingly complex technology and software involved, both the time and cost to develop games have increased during the past few years. We believe that we can generate significant incremental revenue from our games by introducing them on additional platforms at a much lower cost than the development cost for introducing the game on the first platform. Converting an existing game from one platform to another generally takes three to 12 months, which period may overlap with the development period of the original version of the game, and generally costs less than $1 million.

        We are preparing for the upcoming platform transition and have begun game development for the next generation of home consoles based on preliminary specifications. Our next-generation titles will generally cost from $15 million to $20 million to develop. The first games on the next-generation consoles should be more expensive than subsequent projects, as they involve the development of game engines, technologies and art resources that will be used on subsequent next-generation projects. The development time for next-generation titles is projected to be generally between 24 and 36 months.

        We use both our own personnel and independent third parties to develop and convert videogames. We select third parties to develop videogames based on their capabilities, suitability, availability and cost. Our contracts with these developers generally provide that we own the videogame developed and protect the confidentiality of the development process and work product. These contracts are structured to give these developers incentives to provide timely and satisfactory performance of the development by associating payment of development fees with performance of substantive development milestones, and by providing for the payment of royalties to the developer based on sales of the product developed, after we recoup the development cost. To address development risks, we retain the right to discontinue development both without cause or for cause, with cause generally including failure to timely and satisfactorily perform the development, a change in the control of the developer, or the departure of specified key personnel from the developer's employ. We believe that as a result of consolidation in our industry, there are now fewer highly skilled independent developers available to us. Competition for highly skilled developers is intense in our industry, and we may not be successful in attracting and retaining these developers.

        We are required to submit games to the platform manufacturers for approval prior to publishing a game for their platforms. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.

        We incurred research and development expenses of $25.6 million in fiscal 2004, compared to $22.8 million in fiscal 2003 and $26.3 million in fiscal 2002. See also Note 3 to our consolidated financial statements for information about capitalized development costs.

        We endeavor to comply with the rules established by a domestic ratings board voluntarily established by the videogame industry and some foreign countries' ratings boards, and we label our products with these ratings.

Marketing and Distribution

        We market our videogames under the Midway trademark. We market through our internal sales staff and through independent sales representatives to over 20,000 stores (about half that many for PC games), including:

  •
  mass merchandisers;

  •
  foreign, national and regional retailers;

  •
  discount store chains;

  •
  video rental retailers; and

  •
  entertainment software distributors and re-sellers.

        It is customary for the sales representatives and distributors of our videogames who are assigned specific customers to also distribute games produced by other manufacturers. Distribution channels are dominated by a select group of companies, and a publisher's access to retail shelf space is a significant competitive factor. As a result of our recent efforts to improve product quality and our commitment to increase promotion of our products, we have been able to improve our ability to obtain shelf space for our product line with the key retailers and distributors. After having only succeeded in placing our products on retail outlet shelves in slightly over half the potential opportunities in 2003, we achieved placement in over 95% of retail opportunities in 2004.

        Our principal customers are mass merchandisers such as Wal-Mart, Best Buy and Target and software specialty retailers such as Gamestop and Electronics Boutique. In fiscal 2004, our two largest customers were Wal-Mart and Gamestop, representing 16.0% and 10.5% of our total revenues, respectively. In fiscal 2004, 50.9% of our revenues were attributable to our five largest customers, and 72.2% were attributable to our ten largest customers.

        We warrant our videogames to be free from defects for a period of 90 days. Defective product returns have historically not been material relative to our revenues.

        Our distribution efforts are supported by marketing programs, which emphasize early product awareness through focused public relations efforts that precede our media spending, brand recognition, dealer merchandising opportunities and celebrity endorsements. Our marketing activities include television and print advertising, retail store promotions, direct mailings, user support programs and our website. We also utilize a store-oriented marketing approach which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. We provide technical support for our products through a customer support department, which is staffed by personnel trained to respond to customer inquiries. In 2004, we are continuing to focus our marketing resources on the enhancement of pre-launch awareness and visibility of our games with consumers, particularly through the use of the internet and long-term advance planning and staged information release in regular intervals. Additionally, we continue to commit significant spending on media advertising and retail marketing for all titles, with a particular emphasis on titles that we believe have the greatest chance for commercial success.

        Our office in the United Kingdom sells directly to retailers and through distribution in the United Kingdom, and through distribution partners in Europe, Australia and South Africa. In January 2005, we established a sales office in Germany, which allows us to sell directly to retailers and distributors in German-speaking territories. Germany is the second largest console territory, and the largest PC territory, in the European marketplace. We continue to explore other methods by which we can improve our distribution efficiency and grow our business in Europe. See Note 1 to our consolidated financial statements for additional information regarding our foreign revenues.

Competition

        The interactive entertainment software industry is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. The principal factors of competition in our industry are the ability to select and develop popular titles, identify and obtain rights to commercially marketable intellectual properties and adapt products for use with new technologies.

        Successful competition in our market is also based on:

  •
  price;

  •
  access to retail shelf space;

  •
  product quality;

  •
  product enhancements;

  •
  brand recognition;

  •
  marketing support; and

  •
  access to distribution channels.

        We compete with Nintendo, Microsoft and Sony, who publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision; Atari; Capcom; Eidos; Electronic Arts; Konami; Namco; Sega Enterprises; Take-Two Interactive Software; THQ; Ubisoft Entertainment; and Vivendi Universal Publishing, among others. We face additional competition from the entry of new companies, including large diversified entertainment companies, into our market.

        The number of new videogame releases for PC in a given year is much higher than the number of new videogame releases for home consoles and handheld platforms. The barriers to entry in the PC market are lower because there are no publishing agreements with or royalties to be paid to the hardware manufacturers.

Manufacturing

        The manufacturers of the home and handheld game platforms retain the right to approve the games to be released under manufacturing and licensing arrangements. They may manufacture our videogames for us, either themselves or through their designees, as required by the applicable platform license. The platform manufacturers charge us a fixed amount for each software disc or cartridge that they manufacture or a royalty if third parties perform the manufacturing. This charge generally includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's trademarks and proprietary information and technology. The platform manufacturer may change its fee without our consent. We believe that the platform manufacturers have plentiful sources of supply for the raw materials that they need to manufacture our products.

        We will contract with disc replicators for the manufacture of PC game units. There is competition in this manufacturing field, and we will have the opportunity to negotiate the price of manufacture of these games and their packaging. We believe that these manufacturers also have plentiful sources of supply for the raw materials that they will need to manufacture our products.

        We are responsible in most cases for resolving, at our expense, any applicable warranty or repair claim. To date, we have not experienced material costs from warranty or repair claims.

        Production is based upon estimated demand for each specific title. The level of the inventory of finished goods depends upon anticipated market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product and, in some cases, either an irrevocable letter of credit for 100% of the purchase price or cash in advance. Most of our products are manufactured for us on an "as is" and "where is" basis, and delivery is at our expense and risk. Initial orders generally require seven to 45 days to manufacture depending on the platform. Reorders of disc-based products generally require only seven to 14 days to manufacture, while reorders of cartridge based products require approximately 30 to 40 days to manufacture. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of the manufacturer. Only the Nintendo Game Boy Advance and Nintendo DS use cartridges, while the current generation of home consoles and PC games are all disc-based, and the next generation of home consoles are expected to be disc-based.

        We lease a distribution facility in Dallas, Texas, from which we distribute our videogames into North America. Some products are imported into the United States, cleared by customs and transferred to our distribution facility, where they are unpacked and shipped to our customers. At times, some components of our products are assembled into finished products for us by third parties prior to their transfer to our distribution facility. We participate in the electronic data interchange program maintained by most of our large customers. The electronic data interchange program allows us to receive purchase orders from our customers, and to send invoices to our customers, in an agreed-upon standardized format via electronic transmission between computer systems. We generally fill re-orders from inventory within two days. As a result, our videogames traditionally have no backlog of orders. We ship products to a customer only upon receipt of a purchase order from that customer. Due to the relatively short time frame needed to reorder inventory, we are generally able to manage our inventory levels to closely approximate actual orders received or anticipated to be received. We will generally have received information from our largest customers on their intended order quantities prior to placing our orders with the manufacturers.

        Our standard payment terms with our customers are 30 days or 60 days from the date of shipment of the goods. In general, we do not permit extended payment terms with our customers. In some cases involving inventory closeouts, payment terms are further extended, typically not more than 90 days.

        We often provide markdowns or other credits on varying terms to customers holding slow-moving inventory of our videogames. We often grant discounts to, and sometimes accept product returns from, these customers. At the time of product shipment, we establish reserves, including reserves under our practices for price protection, returns and discounts, which estimate the potential for future returns and markdowns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See "Risk Factors—If product returns and price adjustments exceed our reserves we will incur additional charges which may have an adverse affect on our results of operations" below.

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

        Intellectual Property Licenses.    While we develop original proprietary games, some of our games are licensed from third party developers or based on trademarks and other rights and properties owned by third parties, such as the National Basketball Association, Major League Baseball, and television and film production studios. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and to advance payment against these guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of a material breach by us, including failure to pay any amounts owing to the licensor in a timely manner, and other events. Some licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to leverage the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

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

Employees

        As of March 8, 2005, we had approximately 700 employees, approximately 540 of whom are members of our development staff and approximately 70 of whom are members of our sales and marketing staffs. We believe that our relations with our employees are satisfactory.

Risk Factors

        The most significant factors that make an investment in our common stock risky or speculative are discussed below. These factors may cause our operating results to vary from anticipated results or may materially and adversely affect our operating results or the value of our common stock.

We have experienced operating and net losses in recent years, and we may incur future losses.

        We have not reported an annual net or operating profit since fiscal 1999. Since that time, we have reported the following operating losses:

  •
  $25.0 million for fiscal 2004;

  •
  $116.0 million for fiscal 2003;

  •
  $52.3 million for fiscal 2002;

  •
  $6.9 million for the transition period;

  •
  $78.4 million for fiscal 2001; and

  •
  $20.9 million for fiscal 2000.

        We believe that our losses have been primarily attributable to:

  •
  lower than expected sales of many of our games;

  •
  increasing costs of developing new games;

  •
  a recent tendency for retailers to stock only top-tier videogames;

  •
  a weakness in the home videogame industry during the 2000-2001 home console transition period;

  •
  our strategy during the 2000-2001 transition to discontinue games under development for older platforms and concentrate instead on the development of games for these new platforms; and

  •
  a decline in the market for coin-operated videogames, which we manufactured and sold until June 2001.

        We cannot assure you that we will become profitable again despite our efforts.

If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

        Our success depends on generating revenue from new products. Videogame products typically have market life spans of only three to 12 months. Our new products may not achieve and sustain market acceptance during the short life cycle sufficient to generate revenue to recover our investment in developing the products and to cover our other costs. The cost of developing new games for the current generation of platforms is up to $14 million. Next-generation games are expected to cost even more. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

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

Our market is subject to rapid technological change, and we are facing an approaching home console transition period that may render our products obsolete or cause consumers to defer purchasing our products, adversely affecting our revenues.

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

        In addition, consumers may defer purchasing videogame software for use on existing platforms following the announcement of an introduction date for hardware platforms incorporating new technologies. Once new platform introduction dates have been announced, retail videogame prices may decrease as the market makes the transition to the new generation of hardware and software, resulting in lower revenues for us during that home console transition period. Accordingly, these announcements could adversely affect sales of our existing videogames.

        Most of our revenues are generated from the sale of videogames for home consoles. A new generation of home consoles is expected to be introduced over the next two years, and we are investing resources to develop and acquire technology and create games for the new-generation home consoles. If we miscalculate the timing or necessary amount of our investments or fall short in the quality of our technology or the games we are developing, or choose the wrong games to develop for the new platforms, our revenues and profitability will be adversely affected.

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

        In 2004, we entered into a five-year loan and security agreement with Wells Fargo Foothill for a credit facility of up to $30 million. The credit facility provides for a $15 million term loan, of which $12,777,000 was outstanding at March 8, 2005, and a revolving line of credit of up to $15 million, of which none was outstanding at March 8, 2005. Availability under the revolver is limited to the lesser of (a) 85% of our eligible accounts receivable and (b) an amount equal to our collections of accounts receivable in the United States during a period which varies based upon seasonality, less the outstanding amount of the term loan; in each case reduced by reserves established by the lender. In addition, the credit facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. We had one $31,000 letter of credit outstanding at March 8, 2005. Substantially all of our assets are pledged as collateral under the credit facility.

        Our credit facility contains significant operating and financial restrictions on us, including restrictions on our ability to:

  •
  make payments, including dividends or other distributions, on our capital stock except in shares of common stock and the scheduled quarterly dividends on our Series D Preferred Stock;

  •
  incur additional indebtedness;

  •
  sell, lease, license or dispose of any of our assets;

  •
  make loans or investments;

  •
  make new acquisitions;

  •
  cause or permit a change of control;

  •
  amend, alter or modify any documents relating to our Series D Preferred Stock;

  •
  repurchase or redeem any shares of our capital stock, except that we may redeem our remaining outstanding shares of Series D Preferred Stock at maturity with shares of our common stock or, if after the redemption we would have cash and borrowing availability under our revolver of at least $25,000,000, in cash;

  •
  issue or sell securities of our subsidiaries; and

  •
  make capital expenditures.

        Our credit facility also requires us to maintain minimum levels of cash and borrowing availability under the revolver and to deliver periodic financial projections acceptable to the lender.

        We cannot assure you that we will be able to meet these requirements. Our failure to do so would constitute a default under the facility. If we default under the credit facility, the lender could terminate the facility and declare all amounts borrowed, together with interest, to be due and payable on demand.

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

        We believe that large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment software market, which will result in consolidation and greater competition for us. Many of our competitors are developing on-line interactive games and interactive networks. We may not be able to compete successfully against current or future competitors.

If product returns and price adjustments exceed our reserves we will incur additional charges which may have an adverse affect on our results of operations.

        We often provide markdowns or other credits on varying terms to customers holding slow-moving inventory of our videogames. We often grant discounts to, and sometimes accept product returns from, these customers. At the time of product shipment, we establish reserves, including reserves under our practices for price protection, returns and discounts. These reserves are established according to estimates of the rate of retail sales, the potential for future returns and markdowns of products based on historical return rates, retailer inventories of our products and other factors. If product returns, markdowns and credits exceed our reserves, our operating results and financial condition could be adversely affected.

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

In 2004, 51% of our total revenues were attributable to our five largest customers.

        In 2004, our two largest customers were Wal-Mart and Gamestop, representing 16.0% and 10.5% of our total revenues in fiscal 2004, respectively. 50.9% of our revenues were attributable to our five largest customers, and 72.2% were attributable to our ten largest customers.

        We have no agreements with any of our customers that guarantee future purchases. As a result, purchases by any of our customers could be reduced or terminated at any time. A substantial reduction or a termination of purchases by one or more of our largest customers may substantially reduce our revenues.

Rating systems for interactive entertainment software, potential legislation and vendor or consumer opposition could inhibit sales of our products.

        Trade organizations within the videogame industry have established rules regarding rating systems and the labeling of videogames products to indicate to consumers the amount and nature of violence, mature language, sexually explicit material and other content that some consumers might find objectionable. Some countries have also established rating systems as prerequisites for sales of interactive entertainment software in those countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in some countries. We label our North American products with these ratings: "E" (age 6 and older), "E10+" (age 10 and older), "T" (age 13 and over) and "M" (age 17 and over). Many of our new titles are designed for an "M" rating, and one of our key strategies is to focus on games with mature content.

        Proposals have been made for federal legislation to prohibit the sale of some "M" rated videogames to under-17 audiences and consumer groups have participated in public demonstrations and media campaigns to restrict sales. Retailers may decline to sell interactive entertainment software containing mature content, which may limit the potential market for our "M" rated products and adversely affect our operating results. If any groups (including foreign, national and local political and regulatory bodies) were to target our "M" rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business. Although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of videogames have been unsuccessful, claims of this kind have been asserted against us.

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

        Approximately half of our games currently under development are being developed by third parties. The number of titles developed for us by third parties varies from quarter to quarter. We have less control of a game being developed by a third party because we cannot control the developer's personnel, schedule or resources. This may lead to a game not being completed on time, or not being completed at all, if the third party's business fails or is acquired by one of our competitors or experiences some other disruption. If this happens with a game under development, we would lose revenues from the game and could lose our investment in the game.

If we are not able to maintain or acquire licenses for intellectual property necessary to the success of some of our games, our revenues would be adversely affected.

        Some of our games are based on properties or trademarks owned by third parties, such as Major League Baseball and the National Basketball Association, or television and film production studios. Our future success may depend upon our ability to maintain existing licenses and to acquire additional licenses for popular intellectual properties. There is competition for these licenses, and we may not be successful in maintaining or acquiring intellectual property rights with significant commercial value, or competitors may obtain exclusive licenses to market games using these brands.

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

Through Sumner M. Redstone's control of over 75% of our outstanding common stock, he decides the outcome of votes of our stockholders. Mr. Redstone can change our business strategies and policies.

        Based on a report on Form 4 filed on March 9, 2005, Sumner M. Redstone owns directly and indirectly through his wife Paula Redstone and National Amusements, Inc., of which he is the controlling stockholder, a total of 67,025,966 shares, or 77.2%, of our outstanding common stock. Mr. Redstone has continued to purchase additional shares of our common stock recently. Mr. Redstone is the Chairman of the Board and Chief Executive Officer of Viacom.

        Through his ownership of our common stock, Mr. Redstone controls the outcome of corporate actions that require the approval of our stockholders, including the election of our directors, adoption of employee compensation plans and transactions involving a change of control. Through his selection of and influence on members of our Board of Directors, Mr. Redstone can effectively change our business strategies and policies. Mr. Redstone's daughter, Shari E. Redstone, is the Vice-Chairman of our Board of Directors and serves on the Board of Directors of Viacom and National Amusements, where she is also the president. Another member of our Board, Joseph A. Califano, serves on the Board of Viacom. Mr. Redstone recommended the nomination of each member of our Board of Directors.

If Mr. Redstone were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he sells his shares, the purchaser or purchasers might seek to influence our corporate actions and business strategies.

        Mr. Redstone could sell some or all of his shares of our common stock at any time on the open market or otherwise. The sale by Mr. Redstone of any of his shares of our common stock would likely have an adverse effect on the market price of our common stock. Mr. Redstone could sell his stock to a person who wishes to acquire control of Midway. Such a person might not agree with our business strategies and policies.

        Mr. Redstone has reported that he has engaged a financial advisor to provide services in connection with the evaluation of a possible "going private" or other transaction in which Mr. Redstone would acquire more than eighty percent of the issued and outstanding equity of Midway. Mr. Redstone has also reported that Midway could be considered as a potential Viacom acquisition candidate. An independent committee of Viacom's board of directors has been formed to work with Viacom's management in evaluating potential transactions with Midway.

Shares available for issuance, conversion and exercise in the future could have an adverse effect on the market price of our common stock.

        As of March 8, 2005, we have 200,000,000 authorized shares of common stock, of which 86.8 million shares are issued and outstanding, 1.1 million are treasury shares, 10.8 million shares are reserved for issuance under our stock option plans, 0.7 million shares are reserved for issuance under outstanding warrants and 5.1 million shares are reserved for issuance upon conversion of preferred stock and potential payment of dividends on our preferred stock. We also have 5,000,000 authorized shares of preferred stock, of which 446 shares were issued and outstanding as of March 8, 2005.

        Our Board of Directors has broad discretion with respect to the issuance of the remaining 95.5 million authorized but unissued common shares, the 1.1 million treasury shares and our authorized but unissued preferred shares, including discretion to issue shares in compensatory and acquisition transactions, subject to applicable NYSE rules and agreements with our lenders.

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

The exercise of outstanding stock options and warrants, and the conversion of preferred stock, may dilute our common stock and depress its market price.

        As of March 8, 2005, we had outstanding options to purchase an aggregate of 7.6 million shares of common stock. Our stock options are generally exercisable for a period of nine years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale. Exercises may have an adverse effect on the market price of our common stock. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of common stock.

        As of March 8, 2005, we had 446 outstanding shares of Series D preferred stock, convertible into 1,115,000 shares of common stock at a conversion price of $4.00 per share until March 15, 2006, subject to adjustment and limited redemption rights. At that date we also had outstanding 678,982 warrants, including 555,161 at an exercise price of $9.33 per share exercisable until May 2006 and 123,821 at an exercise price of $10.60 per share exercisable until August 2006. We are required to redeem, on March 15, 2006, the shares of Series D preferred stock that have not been previously converted. We have the right, subject to some exceptions, to redeem the preferred stock in shares of our common stock. We also have the right to pay dividends on the Series D preferred stock using shares of common stock at a 97.5% of the weighted average market price over the five trading days prior to the dividend date. Redemptions or issuances would result in additional shares being issued.

        The conversion or exercise of these securities would dilute our earnings per share and the percentage ownership of our stockholders, and the sale of the underlying stock would likely occur at a time when the conversion or exercise price is below the market price of our common stock. Therefore, the future issuance, or even the potential issuance, of shares at a price below the then-current market price may depress the future market price of our common stock.

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

        Blank Check Preferred Stock.    Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the Board of Directors. Accordingly, our Board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Other than the 446 shares of our Series D preferred stock owned by preferred stockholders, our Board has no current plans, agreements or commitments to issue any shares of preferred stock.

        Rights Plan.    Under a rights agreement with The Bank of New York, each share of our common stock has an accompanying right to purchase, if a person that did not beneficially own 15% or more of our common stock in April 1998 acquires beneficial ownership of 15% or more of our common stock without the prior approval of our Board, convertible preferred stock that permits each holder, other than the acquiror, to purchase a number of shares of common stock at half the market price. The effect of our rights plan is to discourage a hostile takeover by diluting the acquiror's percentage interest in our common stock. We can redeem the rights at $0.01 per right, subject to limited conditions, at any time. The rights expire on December 31, 2006. Mr. Redstone owned over 15% of our common stock in April 1998, and so he is exempt from the operation of the rights plan.

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

Item 2.    Properties.

        Our principal corporate office is located at 2704 West Roscoe Street, Chicago, Illinois. Our design and development studios are located in facilities in San Diego, California; Seattle, Washington; Austin, Texas; Moorpark, California; and Chicago, Illinois. We principally conduct our marketing operations out of our offices in Chicago, Illinois and London, England. We principally conduct our sales operations out of our offices in Corsicana, Texas; San Diego, California; and London, England. We also lease a warehouse and distribution facility in Dallas, Texas. With the exception of our principal corporate office and some surrounding parking lots, all of our properties are leased. See Note 11 to our consolidated financial statements for information regarding our lease commitments.

        We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Item 3.    Legal Proceedings.

        Three putative securities class actions were filed against us in the United States District Court, Northern District of Illinois in 2003 and were subsequently consolidated under the name In re Midway Games, Inc. Litigation. Plaintiffs alleged that Midway and several officers of Midway, both current and former, and various placement agents or underwriters engaged by Midway in the past, concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner and a decrease in consumer demand for our released products. Plaintiffs claimed that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs further claimed that our financial statements during the class period violated Generally Accepted Accounting Principles because they did not include timely write-offs of capitalized product development costs, and because they did not include adequate reserves for price protection, returns and discounts. On August 27, 2004, the District Court entered an order granting defendants' motion dismissing all of plaintiffs' claims with prejudice. The time for appeal has expired, and the judgment is final.

        On January 6, 2004, a shareholders' derivative lawsuit was filed against some current and former directors and officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: Dhillon v. Neil D. Nicastro, Thomas E. Powell, Kenneth J. Fedesna, Harold H. Bach, Jr., William C. Bartholomay, William C. McKenna, Norman J. Menell, Louis J. Nicastro, Harvey Reich, Ira S. Sheinfeld, Richard D. White and Midway Games, Inc. The complaint alleged that, between December 2001 and July 2003, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claims violated the securities laws. Plaintiff also alleged that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial condition. In addition, plaintiff asserted that Midway was entitled to contribution and indemnification from each individual defendant in connection with all such claims resulting from the individual defendants' alleged misconduct. In February 2004, the court ordered that defendants would not be required to answer the complaint until after the federal court ruled on the motion to dismiss in the consolidated federal action described above. In light of the dismissal of the consolidated federal action on August 27, 2004, on October 15, 2004, plaintiff and defendants filed an agreed motion to dismiss the action without prejudice. On October 27, 2004, the Court granted the motion, dismissing all claims against all defendants.

        In June 2004, four putative class action lawsuits were filed against Midway, Sumner M. Redstone and specified Midway directors in the Circuit Court of Cook County, Illinois, and two putative class action lawsuits were filed against Midway, Sumner M. Redstone and specified Midway directors in the Court of Chancery for the State of Delaware in and for New Castle County. These six putative class actions were brought on behalf of all persons, other than defendants, who own Midway's securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway's other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway's common stock from other Midway shareholders. The lawsuits seek injunctive relief to prevent Mr. Redstone from acquiring the remaining outstanding shares of Midway in order to take Midway private, imposition of a constructive trust and other relief for the alleged breach of fiduciary duty.

        A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted, and plaintiffs filed a Consolidated Amended Complaint under the caption David Shaev Profit Sharing Account F/B/O David Shaev, on behalf of itself and all others similarly situated v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman and Midway Games, Inc. On October 6, 2004, defendants filed motions to dismiss these consolidated actions, asserting that none of plaintiffs' allegations state a legally viable claim against any of the defendants. On January 26, 2005, the motion was granted with prejudice with respect to Midway and without prejudice with respect to the individual defendants, and the plaintiffs were granted leave to file an amended complaint by February 22, 2005. The plaintiffs did not file an amended complaint by that date. The two Delaware class action complaints have not been served on Midway or its directors.

        We believe all of the above cases lack merit and intend to contest them vigorously.

        We currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We did not submit any matter during the fourth quarter of fiscal 2004 to a vote of our stockholders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock trades publicly on the NYSE under the symbol "MWY". The following table shows the high and low closing sale prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low
2003
First Quarter	$4.62	$2.95
Second Quarter	4.22	3.14
Third Quarter	3.82	2.10
Fourth Quarter	3.92	2.62
2004
First Quarter	$7.38	$3.65
Second Quarter	12.85	7.25
Third Quarter	12.53	9.45
Fourth Quarter	11.63	9.23
2005
First Quarter (through March 8, 2005)	$10.66	$8.69

        On March 8, 2005, there were approximately 1,050 holders of record of our common stock.

        Dividends.    No cash dividends with respect to our common stock were declared or paid during fiscal 2004 or fiscal 2003. We plan to retain any earnings to fund the operation of our business. In addition, under our agreements with our lender and with our preferred stockholders, we are prohibited from paying cash dividends on our common stock.

        Recent Sales of Unregistered Securities.    All unregistered sales of Midway securities during fiscal 2004 were previously reported.

        Issuer Repurchases.    None.

Item 6.    Selected Financial Data.

        The following table sets forth our selected operating data and balance sheet data as of the dates and for the periods indicated. Effective December 31, 2001, we changed our fiscal year from June 30 to December 31. The selected financial data for the periods shown below have been derived from our audited consolidated financial statements included in this report and in our previous Annual Reports on Form 10-K, except that the selected financial data as of and for the six-months ended December 31, 2000 is unaudited.

(In thousands, except per share amounts)

							Six-Months Ended December 31,		Years Ended June 30,
	Years Ended December 31,
SELECTED OPERATING DATA
	2004		2003		2002		2001	2000	2001		2000
								(Unaudited)
Net revenues
Home video	$161,595		$92,524		$190,412		$68,113	$89,440	$117,328		$229,691
Coin-operated video(1)	—		—		1,445		3,942	34,830	50,880		104,174

Total net revenues	161,595		92,524		191,857		72,055	124,270	168,208		333,865
Gross profit (loss)	57,578		(20,781	)(5)	49,158		35,182	40,872	46,405		126,539
Operating loss(2)	(25,045)		(115,975	)(6)	(52,265	)(7)	(6,947)	(21,824)	(78,363	)(10)	(20,881)
Loss before income taxes	(18,631	)(4)	(113,963)		(48,346)		(5,847)	(20,739)	(76,256)		(19,580	)(11)
Provision (credit) for income taxes(3)	1,314		1,264		5,477	(8)	—	(7,777)	(7,777)		(7,539)
Net loss	(19,945)		(115,227)		(53,823)		(5,847)	(12,962)	(68,479)		(12,041)
Preferred stock dividends:
Distributed	1,884		1,455		1,159		1,043	—	184		—
Imputed	2,915	(9)	1,252		18,636	(9)	3,515	—	672		—
Loss applicable to common stock	$(24,744)		$(117,934)		$(73,618)		$(10,405)	$(12,962)	$(69,335)		$(12,041)
Basic and diluted loss per share of common stock	$(0.34)		$(2.43)		$(1.61)		$(0.27)	$(0.34)	$(1.84)		$(0.32)
Average number of shares outstanding	72,421		48,486		45,586		38,413	37,711	37,719		37,869
SELECTED BALANCE SHEET DATA
Total assets	$242,317		$125,449		$201,400		$246,405	$173,859	$156,219		$186,575
Working capital	141,894		50,669		100,637		146,885	77,088	71,406		98,993
Long-term obligations, excluding redeemable convertible preferred stock	17,391		19,081		8,079		1,755	—	6,197		1,720
Redeemable convertible preferred stock	4,453		32,156		12,571		35,949	—	20,667		—
Stockholders' equity	187,017		47,893		139,967		180,583	147,455	111,828		160,355

(1)
We exited our coin-operated videogame product line in the quarter ended June 30, 2001. See Note 10 to the consolidated financial statements.

(2)
Beginning on July 1, 2001, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we no longer recognize amortization expense on goodwill but conduct an ongoing impairment review of the asset. Accordingly, operating loss includes amortization of goodwill for fiscal 2001 and 2000 and the six-months ended December 31, 2000, but not for 2004, 2003, 2002 and the six-months ended December 31, 2001. Amortization expense totaled $3.9 million, $3.9 million and $2.0 million for fiscal 2001 and 2000, and the six-months ended December 31, 2000, respectively. See Note 1 to the consolidated financial statements.

(3)
After December 31, 2000, we have not provided for an income tax benefit due to the establishment of a full valuation allowance on our deferred tax assets.

(4)
Loss before income taxes for 2004 includes a $5.0 million gain from the settlement of liabilities with our former parent, WMS Industries Inc. See Note 13 to the consolidated financial statements. Also during 2004, we recorded a $1.8 million reduction of expenses previously recorded in 2003 related to legal proceedings.

(5)
During 2003, $33.2 million of charges related to the writedown of capitalized product development costs are included in cost of sales.

(6)
During 2003, Neil D. Nicastro ceased to serve as our chief executive officer, president and chief operating officer. As a result, 2003 administrative expense includes $9.5 million of charges incurred under the terms of our employment agreement and severance agreement with Mr. Nicastro. See Note 13 to the consolidated financial statements. In addition, we incurred $9.7 million of restructuring and other charges relating to the consolidation of California product development and marketing operations, net of reductions recorded in prior year restructuring activities. See Note 10 to the consolidated financial statements.

(7)
During 2002, we incurred selling and marketing expense and administrative expense totaling $0.9 million relating to the closing of administrative facilities located in Corsicana, Texas. We also incurred restructuring and other charges totaling $10.6 million relating primarily to the consolidation of product development operations in California and the closing of the Corsicana facility, net of reductions recorded in prior year restructuring activities. See Note 10 to the consolidated financial statements.

(8)
During 2002, provision for income taxes includes $5.4 million of deferred income tax expense resulting from the revaluation of net deferred tax assets. We also incurred $0.1 million of current foreign income tax expense during 2002. See Note 7 to the consolidated financial statements.

(9)
Amounts in 2002 and 2004 include the accelerated recognition of imputed (non-cash) preferred stock dividends related to the conversion of redeemable convertible preferred stock into shares of common stock. See Note 8 to the consolidated financial statements.

(10)
Fiscal 2001 contains restructuring and other charges totaling $12.5 million relating to exiting our coin-operated videogame product line in the quarter ended June 30, 2001. See Note 10 to the consolidated financial statements.

(11)
Fiscal 2000 loss before income taxes includes charges related to asset writedowns, accelerated amortization on assets and related charges of $26.0 million or $16.2 million on an after-tax basis.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We have one operating segment, developing and publishing interactive entertainment software (videogames). Videogames for play on home consoles, handheld devices or personal computers ("PCs") are sold to mass merchants, video rental retailers, software specialty retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. Most of our videogames have suggested retail prices on the initial release date ranging from $39.95 to $49.95 for console games and from $19.95 to $29.95 for handheld games. Suggested retail prices on the initial release dates for PC games are usually between $29.95 and $49.95.

        We have experienced annual operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we have eliminated and consolidated some operations and hired new senior officers, including our new chief executive officer. During the second half of 2003, we refocused our product strategy to: (i) build games for mature gamers; (ii) build over-the-top sports games and (iii) build games that leverage our proven intellectual properties and franchises. Recently, we also decided to re-enter the PC game market and to expand our portfolio of children's products. We are focusing our product development and marketing resources to build higher quality games with more marketing support than prior to 2004. We are attempting to structure our product release schedules and product launch timing to best position our products against their competition. We also are increasing pre-launch awareness and visibility of our games with consumers through increased spending on media advertising and retail marketing. In addition, during 2003 and 2004, we completed several financing transactions to support and execute our refocused strategy. All of these efforts were designed to increase liquidity and reverse the trend of losses that we experienced in recent fiscal periods and to eventually return us to profitability. As a result, losses have been reduced significantly in 2004, and we experienced our first profitable quarter, the fourth quarter ended December 31, 2004, since fiscal 2000.

New Platform Cycle

        The current generation of game platforms includes the following home consoles: Sony's PlayStation 2, released in 2000, the Nintendo GameCube and Microsoft Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as buyers purchase videogames for the new consoles. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, sales of the older generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the introduction of the first new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft announced that it will introduce a new home console platform by late 2005. The PlayStation 3 from Sony is not expected to be released until sometime in 2006. We are currently planning for this transition in our product development process.

        In November 2004, Nintendo launched a dual-screened, portable game system, Nintendo DS. Sony also entered the handheld market with the introduction of PlayStation Portable ("PSP"), a handheld platform. PSP was released in Japan late in 2004 and Sony currently plans to release this device in the United States in late March 2005. The handheld market is not currently a significant part of our business but we may devote more resources toward this market in the future contingent upon the anticipated success of the new handheld systems.

        Historically, our revenues generated from products for play on PCs have not been significant. However, we anticipate generating increased revenues from games played on PCs in the future. We believe that marketing games to the PC market will help offset the potential negative impact on home console revenues during the next home console transition period.

Acquisitions

        During 2004, we acquired three privately-held software developers:

  •
  Seattle, Washington-based Surreal Software Inc. ("Surreal") in April 2004. Surreal worked with us in the development of The Suffering, a title we released in March 2004. The acquisition was completed in an all-stock transaction valued at $3,988,000. We also issued stock incentives to key employees valued at $1,013,000.

  •
  Austin, Texas-based Inevitable Entertainment Inc. ("Inevitable") in October 2004. Prior to the acquisition, Inevitable was working with us on the development of Area 51, a title we plan to release in 2005. The acquisition was completed in an all-stock transaction valued at $2,287,000. We also issued stock incentives to key employees valued at $1,600,000.

  •
  Moorpark, California-based CWS Entertainment Ltd. d/b/a Paradox Development ("Paradox") in November 2004. Prior to the acquisition, Paradox was working with us on the development of Mortal Kombat: Shaolin Monks, a title we plan to release in 2005. The acquisition was completed in an all-stock transaction valued at $3,500,000. We also issued stock incentives to key employees valued at $2,750,000.

        The acquisition of these studios strengthens our internal product development team and reinforces our ability to make high quality games. See Note 2 to the consolidated financial statements for details regarding these acquisitions.

Equity Financing Transactions

        In April 2004, we sold 11,350,000 shares of our common stock at $7.25 per share for aggregate proceeds of approximately $82,288,000, before placement fees and other offering expenses. The net proceeds of $78,299,000 are being used for general corporate purposes including working capital, capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, may be used for acquisitions or strategic alliances. See Note 9 to the consolidated financial statements.

        During 2004, we sold additional shares of Series D preferred stock, resulting in net proceeds of $12,422,000. In addition, we received $4,278,000 of cash from common stock warrant exercises. During 2004, we also received $24,128,000 of cash from common stock option exercises. See Notes 8 and 9 to the consolidated financial statements.

Credit Facility

        In March 2004, we entered into a new credit facility of up to $30,000,000. Under the credit facility we have a $15,000,000 five year term loan, a revolving line of credit up to $15,000,000 and up to $5,000,000 in letters of credit, which to the extent outstanding reduce availability under the revolving line of credit. Availability under the line of credit is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined by the credit facility. The credit facility was later amended to, among other things, lower the interest rates charged under the credit facility, allow for certain acquisitions and reduce certain reporting requirements under the credit facility. See Note 6 to the consolidated financial statements included in this report for further details about the credit facility.

Majority Stockholder

        During the second quarter of 2004, Sumner M. Redstone, our largest stockholder, reported that he purchased additional shares of our common stock such that his aggregate holdings exceeded seventy percent of our outstanding voting securities as of June 30, 2004. Mr. Redstone has continued to purchase additional shares of our common stock during the last six months of 2004 and through the date of this report. See Part III, Item 12 included in this report for further details of Mr. Redstone's ownership. As the majority voting stockholder of Midway, Mr. Redstone can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported that he has engaged a financial advisor to provide services in connection with the evaluation of a possible "going private" or other transaction in which Mr. Redstone would acquire more than eighty percent of the issued and outstanding equity of Midway. Mr. Redstone has also reported that Midway could be considered as a potential Viacom acquisition candidate. An independent committee of Viacom's board of directors has been formed to work with Viacom's management in evaluating potential opportunities with Midway.

        See Note 13 to the consolidated financial statements for transactions with entities controlled by Mr. Redstone.

Restructuring

        Late in 2002, we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. During the first quarter of 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects resulting in a charge of $4,998,000 during 2003. During the second quarter of 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. We recorded charges related to lease commitments for which we will receive no future economic benefit, fixed asset impairments and other costs of $2,090,000 during 2003 related to this decision. The total number of employees terminated from these reductions is 155, all of whom had been terminated as of December 31, 2004, resulting in restructuring charges of $3,311,000 for 2003. Anticipated costs to be incurred under these restructuring efforts were accrued and recognized as restructuring costs prior to December 31, 2003. During 2003, we recorded reversals of previously accrued charges totaling $746,000 related to changes in estimates of severance costs and sublease income. During 2004, we recorded reversals of previously accrued charges related to changes in estimates of severance and lease costs, resulting in a net $106,000 reduction of our operating loss.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to our business operations. The interpretation of these policies requires management judgments and estimates of matters which ultimately may differ from actual results. For a discussion of our other significant accounting policies, refer to Note 1 to the consolidated financial statements.

Revenue recognition

        We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed and determinable and collectibility of the customer receivable is probable. We do not provide any significant customization of software or post contract support. If consumer demand for a product falls below expectations, we often grant price protection to spur further sales and sometimes accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts.

Price protection, returns and discounts

        We often grant price protection or discounts to, and sometimes allow product returns from, our customers. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. Price protection means credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted and (k) other relevant factors. Sell-through refers to consumer purchases of our product at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms, or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges. However, we are under no contractual obligation to grant such credits.

        During 2004, 2003 and 2002, we recorded provisions for price protection, returns and discounts of $16,904,000, $15,802,000 and $27,824,000, respectively. Such amounts are reflected as a reduction of revenues. Our accounts receivable balance is reported net of an allowance for estimated future price protection and discounts to be issued and estimated future product returns to be accepted from sales made prior to the balance sheet date. At December 31, 2004 and 2003, our allowances for price protection, returns and discounts were $8,122,000 and $7,002,000, respectively. We believe these reserves are adequate based on historical experience and our current estimate of potential price protection, returns and discounts.

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

        During 2004, we recorded a $448,000 gain on accounts previously written off, net of current year provisions. During 2003 and 2002, we recorded provisions for doubtful accounts of $312,000 and $889,000, respectively. Such amounts are included in administrative expense. Our accounts receivable balance is reported net of an allowance for doubtful accounts from sales made prior to the balance sheet date. At December 31, 2004 and 2003, our allowances for doubtful accounts were $714,000 and $2,410,000, respectively. We believe this allowance is adequate based on historical experience and our current estimate of doubtful accounts.

Capitalized product development costs

        Our capitalized product development costs consist of software development costs for videogames that will be sold. We account for software development in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by us when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us. After a product is released for sale, the capitalized product development costs are amortized to expense based on the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game. This expense is recorded as a component of cost of sales.

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized costs for products that are cancelled are expensed in the period of cancellation. In addition, a charge to cost of sales is recorded when our forecast for a particular game indicates that unamortized capitalized costs exceed the estimated future net realizable value of that asset. The estimated future net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. If a revised game sales forecast is less than management's current game sales forecast, or if actual game sales are less than management's forecast, it is possible we could accelerate the amortization of software development costs previously capitalized. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. Critical factors evaluated in estimating forecasted sales include, among other things: historical sales of similar titles, pre-launch awareness, game ratings from publications and websites, current demand and sell-through rates. Management judgments and estimates are used in the assessment of when technological feasibility is established and in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in materially different reported amounts of capitalized product development costs, research and development expense or cost of sales.

        During 2004, 2003 and 2002, we recorded capitalized product development cost impairment charges in cost of sales and, where appropriate, restructuring and other charges of $9,843,000, $36,919,000 and $13,362,000, respectively. Our capitalized product development costs at December 31, 2004 and 2003 were $28,659,000 and $11,292,000, respectively. We believe our capitalized product development costs balance at December 31, 2004 is recoverable from future revenue activity.

Goodwill

        In accordance with SFAS 142, we evaluate whether any event has occurred which might indicate that the carrying value of goodwill is impaired. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test. We use October 1 as our annual measurement date and use market capitalization as an initial indicator of our fair value. We completed our annual impairment test on October 1, 2004 and found no indicators of impairment of goodwill. As a result, we did not recognize an impairment loss. The carrying amount of goodwill at December 31, 2004 and 2003 was $39,533,000 and $33,464,000, respectively. Future goodwill impairment tests may result in a material charge to earnings if, for example, our enterprise fair value falls below our net book value.

Valuation of deferred tax assets

        We record a valuation allowance for the realization of deferred tax assets, resulting primarily from tax loss carryforwards. The amount of tax loss carryforward expected to be used within the carryforward period is limited to sources of future taxable income that are more likely than not to be generated within the carryforward period. The valuation allowance recorded is a reduction to the deferred tax asset, with a corresponding charge to the statement of operations. In the event we determine that we will realize our deferred tax asset in the future in excess of our net recorded amount, an increase to the net deferred tax asset would be recorded in the period such determination was made. Generating taxable income in subsequent periods and changes in estimates of future taxable income could affect the amounts of the net deferred tax assets and valuation allowances. At December 31, 2004 and 2003, we had valuation allowances of $107,766,000 and $88,856,000, respectively. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. See Note 7 to the consolidated financial statements.

Results of Operations

        The following table sets forth our operating results in dollars and expressed as a percentage of total revenues for the years ended December 31, 2004, 2003 and 2002.

(Dollars in thousands)

	Twelve-Months Ended December 31,
	2004		2003		2002
Net revenues
Home video	$161,595	100.0%	$92,524	100.0%	$190,412	99.2%
Coin-operated video	—	—	—	—	1,445	0.8

Total net revenues	161,595	100.0	92,524	100.0	191,857	100.0
Cost of sales
Home video—product costs and distribution	62,742	38.8	47,206	51.0	73,945	38.6
Home video—royalties and product development	41,275	25.6	66,099	71.5	68,141	35.5

Home video—total cost of sales	104,017	64.4	113,305	122.5	142,086	74.1
Coin-operated video	—	—	—	—	613	0.3

Total cost of sales	104,017	64.4	113,305	122.5	142,699	74.4

Gross profit (loss)	57,578	35.6	(20,781)	(22.5)	49,158	25.6
Research and development expense	25,621	15.8	22,809	24.7	26,310	13.7
Selling and marketing expense	41,159	25.5	35,044	37.9	47,281	24.6
Administrative expense	15,949	9.9	27,688	29.8	17,211	9.0
Restructuring and other charges	(106)	(0.1)	9,653	10.4	10,621	5.5

Operating loss	(25,045)	(15.5)	(115,975)	(125.3)	(52,265)	(27.2)
Interest income	1,267	0.8	751	0.8	1,775	0.9
Interest expense	(1,248)	(0.8)	(70)	(0.1)	(1)	—
Other income (expense), net	6,395	4.0	1,331	1.4	2,145	1.1

Loss before income taxes	(18,631)	(11.5)	(113,963)	(123.2)	(48,346)	(25.2)
Provision for income taxes	1,314	0.8	1,264	1.3	5,477	2.9

Net loss	(19,945)	(12.3)	(115,227)	(124.5)	(53,823)	(28.1)
Preferred stock dividends:
Distributed	1,884	1.2	1,455	1.6	1,159	0.6
Imputed	2,915	1.8	1,252	1.4	18,636	9.7

Loss applicable to common stock	$(24,744)	(15.3)%	$(117,934)	(127.5)%	$(73,618)	(38.4)%

        We exited the coin-operated videogame product line in the quarter ended June 30, 2001. Revenues related to this product line continued into 2002.

        We seek to develop videogames that are action-packed and exciting and then market these games to a broad audience. We hope to create titles that will reach "best-seller" status and attract a loyal fan-base. We consider a "best-seller" to be a game which has sold at least 1 million copies worldwide. Since 2002, we released the following titles that reached this status:

Videogame Title	Year Released
Mortal Kombat: Deception	2004
NBA Ballers	2004
Midway Arcade Treasures	2003
Mortal Kombat: Deadly Alliance	2002

2004 Compared with 2003

        The following table sets forth our total net revenues by platform and territory for the periods indicated (dollars in thousands):

	Twelve-Months Ended December 31,
	2004		2003
Net revenues by platform
Sony PlayStation 2 ("PS2")	$97,299	60.2%	$53,292	57.6%
Microsoft Xbox ("XBX")	54,889	34.0	22,804	24.6
Nintendo GameCube ("NGC")	4,764	2.9	8,068	8.7
Nintendo Game Boy Advance ("GBA")	293	0.2	4,713	5.1
Other	4,350	2.7	3,647	4.0

Total Net Revenues	$161,595	100.0%	$92,524	100.0%

Net revenues by territory
North America	$132,075	81.7%	$69,154	74.7%
International	29,520	18.3	23,370	25.3

Total Net Revenues	$161,595	100.0%	$92,524	100.0%

        See Item 1 of this report for a listing of videogame titles that we released for sale by platform and territory. Overall, in North America we released 14 new videogames in 2004 compared to 28 videogames released in 2003.

North American Net Revenues

        From 2003 to 2004, North American net revenues for the fiscal year increased $62,921,000 (91.0%). Our top three selling titles for 2004 in North America included: Mortal Kombat: Deception, NBA Ballers and The Suffering and represented $86,307,000 of 2004 net revenues. The top three selling titles of 2003 represented $31,484,000 of 2003 net revenues from the 2003 releases of MLB SlugFest 20-04 and SpyHunter 2, as well as continued sales from our 2002 release of Mortal Kombat: Deadly Alliance.

International Net Revenues

        From 2003 to 2004, international net revenues for the fiscal year increased $6,150,000 (26.3%). Our top three selling titles internationally for 2004 included Mortal Kombat: Deception, The Suffering and Psi-Ops: The Mindgate Conspiracy and represented $19,656,000 of 2004 net revenues. Our top three selling titles internationally for 2003, representing $19,730,000 of 2003 net revenues, included Mortal Kombat: Deadly Alliance, Freestyle Metal X and Defender.

Gross Profit/Cost of Sales

        Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Gross profit increased from a loss of $20,781,000 for 2003 to a profit of $57,578,000 for 2004. This increase was due to increases in sales volume of approximately 31.8% and in average per unit selling prices of approximately 32.6%. The higher sales volume was due to the release of titles which experienced higher consumer acceptance, such as our franchise title Mortal Kombat: Deception and a new title, NBA Ballers. The higher average selling price in 2004 was the result of a greater portion of revenues being derived from titles released in the current year, including Mortal Kombat: Deception, which sold at full retail price during 2004, and NBA Ballers which sold at full retail price for the majority of 2004. A higher proportion of 2003 revenues were derived from games released in previous years, which typically have lower price points than current year title releases or from titles that did not gain consumer acceptance and required a greater level of discounting.

        Amortization and writedowns of capitalized product development costs, a significant portion of costs of sales, were as follows:

	Years Ended December 31,
Description
	2004	2003
Amortization of capitalized product development costs	$21,462,000	$23,639,000
Writedowns related to future releases	9,184,000	18,187,000
Writedowns related to current releases	384,000	12,914,000
Writedowns related to cancelled games	275,000	2,143,000

Total	$31,305,000	$56,883,000

        In addition to the amortization and writedowns of capitalized product development costs included in cost of sales, $3,675,000 of writedowns of capitalized product development costs related to restructuring activities were expensed during 2003 in restructuring and other charges on the consolidated statement of operations.

Research and Development Expense

        Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Years Ended December 31,
Description
	2004	2003
Gross research and development costs	$74,293,000	$65,898,000
Research and development costs capitalized	(48,672,000)	(43,089,000)

Research and development expense	$25,621,000	$22,809,000

        Research and development expense increased $2,812,000 (12.3%) from 2003 to 2004. The increase reflects a $2.9 million increase in game development costs in 2004 and a $100,000 reduction in overhead costs. In 2004, Kenneth J. Fedesna's employment as our executive vice president—product development terminated. As a result of this event, research and development expenses for 2004 include $1,300,000 of charges incurred under the terms of his severance agreement. Excluding these costs, research and development overhead costs decreased approximately $1,400,000 from 2003. This decrease is a result of the restructuring efforts described in the "Overview" above. In 2004, we focused on producing fewer titles while increasing our product development spending per title to produce better quality games than in 2003. The net impact of these factors resulted in an overall higher research and development expense in 2004 than in 2003. We believe these efforts resulted in increased revenues in 2004.

Selling and Marketing Expense

        Selling and marketing expense increased $6,115,000 (17.5%) from 2003 to 2004, despite an overall decrease in videogames released in 2004 compared to 2003. In North America, seven new console titles were released in 2004 compared to eight new console titles released in 2003. The overall increase in selling and marketing expense was due to our effort to increase pre-launch awareness and visibility of our games through increased advertising support of our games, including television, print and on-line advertising which increases the average selling and marketing expense per game, as described in the "Overview" above. Selling and marketing overhead costs decreased approximately $400,000 from 2003 to 2004, primarily due to reduced payroll, rent and travel related expenses due to the consolidation of our Milpitas facility during 2003, offset by increased sales commissions and bonuses from 2003 to 2004.

Administrative Expense

        Administrative expense decreased $11,739,000 (42.4%) from 2003 to 2004. The decrease in administrative expense was due in large part to severance expense related to Neil D. Nicastro and significant charges related to legal proceedings during 2003. During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. Under the terms of an employment agreement and a severance agreement with Mr. Nicastro, administrative expense included $9,459,000 of charges incurred in 2003. See Note 13 to the consolidated financial statements. During 2004, we recorded a $1,750,000 reduction of expenses previously recorded in 2003 related to legal proceedings.

Restructuring and Other Charges

        Restructuring and other charges represent costs incurred to consolidate our Milpitas, California facility and operations. For further details regarding restructuring activities see "Overview" above and Note 10 to the consolidated financial statements. Restructuring and other charges incurred were as follows:

	Years Ended December 31,
Description
	2004	2003
Lease and long-term commitments and other costs	$76,000	$2,090,000
Impairment of capitalized product development costs	—	4,998,000
Severance costs	—	3,311,000
Reversals of previously accrued charges	(182,000)	(746,000)

Total	$(106,000)	$9,653,000

Interest Income and Interest Expense

        In March 2004, we entered into a new credit facility with Wells Fargo Foothill, Inc. and borrowed $15,000,000 under its provision for a term note payable. Interest expense increased $1,178,000 during 2004 primarily due to this new borrowing arrangement. Also, interest income increased $516,000 (68.7%) related to carrying higher cash balances during 2004 as a result of various financing activities. See "Liquidity and Capital Resources" and Note 6 to the consolidated financial statements.

Other Income, net

        During 2004, we realized a net gain of $4,987,000 in settlement of tax sharing and related agreements with WMS Industries Inc. ("WMS"), our former parent company. See Note 13 to the consolidated financial statements.

Income Taxes

        Provision for income taxes increased $50,000 (4.0%) from 2003 to 2004. The amounts for 2004 and 2003 primarily consisted of deferred tax expense related to goodwill. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill at December 31, 2004 and 2003. See Note 7 to the consolidated financial statements.

Preferred Stock Dividends

        See Note 8 to the consolidated financial statements for a discussion of dividends incurred in relation to our preferred stock.

2003 Compared with 2002

        The following table sets forth our total net revenues by platform and territory for the periods indicated (dollars in thousands):

	Twelve-Months Ended December 31,
	2003		2002
Net revenues by platform
Sony PlayStation 2 ("PS2")	$53,292	57.6%	$101,818	53.1%
Microsoft Xbox ("XBX")	22,804	24.6	42,017	21.9
Nintendo GameCube ("NGC")	8,068	8.7	31,496	16.4
Nintendo Game Boy Advance ("GBA")	4,713	5.1	8,891	4.6
Sony PlayStation ("PSX")	2,151	2.3	3,623	1.9
Other	1,496	1.7	2,567	1.3

Home video	92,524	100.0	190,412	99.2
Coin-operated video	—	—	1,445	0.8

Total Net Revenues	$92,524	100.0%	$191,857	100.0%

Net revenues by territory
North America	$69,154	74.7%	$173,983	90.7%
International	23,370	25.3	17,874	9.3

Total Net Revenues	$92,524	100.0%	$191,857	100.0%

North American Net Revenues

        North American net revenues decreased 60.3% from $173,983,000 for 2002 to $69,154,000 for 2003. We released 12 titles in North America during 2003 which represented $41,055,000 of net revenue versus 15 titles released in North America during 2002 which represented $155,165,000 of net revenue. The decrease in net revenues was due to releasing the latest version of our highly successful Mortal Kombat franchise in North America during 2002 and a decrease in the number of new titles released from the prior year. During the second quarter of 2003, we made a decision to add more time and effort to the development of several games and to cancel one game that was in production. As a result of this decision, the release dates for several games were moved out of the third quarter of 2003 and into subsequent quarters, including quarters in 2004. Our top selling videogames for 2003 in North America included: MLB SlugFest 20-04, SpyHunter 2 and NFL Blitz Pro all for the PS2 console released in 2003, as well as continued sales from our 2002 release of Mortal Kombat: Deadly Alliance for the PS2 and XBX consoles.

International Net Revenues

        International net revenues increased 30.7% from $17,874,000 for 2002 to $23,370,000 for 2003. The increase in net revenues was due to the international release of Mortal Kombat: Deadly Alliance for the PS2, XBX and NGC consoles, as well as for GBA handheld devices, during the first quarter of 2003.

Our top three selling titles internationally for 2003, representing $19,730,000 of 2003 net revenues, included Mortal Kombat: Deadly Alliance, Freestyle Metal X and Defender.

Gross Profit/Cost of Sales

        Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Gross profit decreased $69,939,000 from a profit of $49,158,000 for 2002 to a loss of $20,781,000 for 2003. This decrease was due to decreases in sales volume of approximately 30.0% and in average per unit selling prices of approximately 30.5%. The lower average selling price was the result of a greater portion of 2003 revenues being derived from games released in prior years, which typically have lower price points in the current year than new title releases. In addition, there were several new titles released in 2003 that did not gain consumer acceptance and required a greater level of discounting, as well as the introduction of a budget title. Amortization and writedowns of capitalized product development costs, the largest portion of costs of sales, was $56,883,000 and $52,826,000 for 2003 and 2002, respectively. Included in these amounts are writedowns of capitalized product development costs, contributing to the decrease in gross margins. Aggregate writedowns of capitalized product development costs excluding amounts included in restructuring and other charges totaled $33,244,000 in 2003. We lowered our sales forecasts for several games in development resulting in a $31,101,000 writedown of capitalized product development costs, $18,187,000 of which relates to costs capitalized on games that were released in 2004. In addition, we cancelled development on games during 2003 resulting in a $2,143,000 writedown of capitalized development costs. This compares to aggregate writedowns in the prior year of $4,404,000, resulting from changes in sales forecasts for certain games resulting in charges of $4,155,000 and cancellation of one game resulting in a charge of $249,000.

Research and Development Expense

        Research and development expense decreased $3,501,000 from $26,310,000 for 2002 to $22,809,000 for 2003. The decrease reflects reduced overhead costs after the restructuring efforts previously described. In addition, during 2003 we began focusing on producing fewer titles per year yet increasing our product development spending per title to produce better quality games. The net impact of these factors resulted in lower research and development expense from 2002.

Selling and Marketing Expense

        Selling and marketing expense decreased $12,237,000 from $47,281,000 for 2002 to $35,044,000 for 2003. The decrease was due to eight new console titles released in 2003 compared to 14 new console titles released in the prior year.

Administrative Expense

        Administrative expense increased $10,477,000 from $17,211,000 for 2002 to $27,688,000 for 2003. The increase in administrative expense was due to severance expense related to Neil D. Nicastro and increased charges related to legal proceedings of approximately $2,277,000 compared to the prior year. During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. As a result of this event, severance provisions of Mr. Nicastro's employment agreement were triggered and Mr. Nicastro entered into a severance agreement with us. Under the terms of an employment agreement and severance agreement with Mr. Nicastro, administrative expense includes $9,459,000 of charges incurred in 2003. See Note 13 to the consolidated financial statements. These increases were partially offset by 2002 charges of approximately $684,000 related to the consolidation of administrative operations located in Corsicana with existing operations in Chicago.

Restructuring and Other Charges

        On a consolidated basis, restructuring and other charges for 2002 totaled $10,621,000 compared to $9,653,000 for 2003. For further details regarding restructuring activities see "Overview" above and Note 10 to the consolidated financial statements.

        Restructuring and other charges of $9,653,000 were recognized during 2003. The 2003 charges related to severance of $3,311,000 for terminated employees and $2,090,000 of charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Included in the 2003 restructuring and other charges was the impairment of capitalized product development costs of $4,998,000 related to abandonment of titles associated with the consolidation of product development operations. Charges in 2003 were partially offset by reversals to previously accrued restructuring activities in the amount of $746,000 related to changes in estimates of severance costs and sublease income.

        Restructuring and other charges of $10,621,000 were recognized during 2002. These charges related to severance of $1,207,000 for terminated employees and $562,000 of charges for operating lease commitments for which we will receive no future economic benefit, fixed asset impairments and other charges. Also included in the 2002 other charges was impairment of capitalized product development costs of $8,958,000 related to abandonment of titles associated with the consolidation of product development operations. Prior year amounts were partially offset by reversals to previously accrued restructuring activities in the amount of $106,000 related to changes in estimates of sublease income.

Income Taxes

        We provided $1,264,000 and $5,477,000 for income taxes for 2003 and 2002, respectively. These amounts primarily consisted of deferred tax expense related to goodwill of $1,313,000 and $4,147,000 for 2003 and 2002, respectively. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance was recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, at December 31, 2003 and 2002. See Note 7 to the consolidated financial statements.

Preferred Stock Dividends

        See Note 8 to the consolidated financial statements for a discussion of dividends incurred in relation to our preferred stock.

Impact of Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (Revised 2004), Share-Based Payment,which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amount in Note 1 to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. See the table under caption "Stock-Based Compensation" in Note 1 for the estimated impact that such a change in accounting treatment would have had if it had been in effect during 2004, 2003 and 2002. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. We will begin to apply SFAS No. 123R using the most appropriate fair value model beginning with the three-month period ending September 30, 2005. We currently plan to adopt the modified prospective application method allowed under SFAS No. 123R and estimate an additional charge to expense of approximately $2,000,000 in fiscal 2005 relating to currently outstanding options. The actual impact will depend upon the final fair value model selected and any additional options that may be granted during 2005.

Liquidity and Capital Resources

        Our principal source of operating cash is from distribution and sale of our videogames. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our videogame inventory, costs incurred to sell and market our videogames and administrative expenses. As of December 31, 2004, our primary source of liquidity was $118,313,000 of cash and cash equivalents, compared with $41,682,000 at December 31, 2003. Our cash and cash equivalents balance at December 31, 2004 was impacted by the following financing cash inflows that occurred during the year then ended: $78,299,000 of net proceeds received during April 2004 from the sale of common stock, $28,406,000 of cash received from common stock option and warrant exercises, $14,211,000 of net proceeds received during March 2004 under a new credit facility and $12,422,000 of net proceeds received from the sale of additional Series D redeemable convertible preferred stock. These inflows from financing activities were partially offset by a net $46,082,000 usage of cash to fund operating activities. Our working capital at December 31, 2004 totaled $141,894,000, compared with $50,669,000 at December 31, 2003. This significant improvement in working capital was achieved primarily through the financing activities discussed above. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

        We actively manage our capital structure and balance sheet as a component of our overall business strategy. In addition to the items noted above, during 2004, we completed three acquisitions of privately-held software developers by issuing shares of our common stock—see Note 2 to the consolidated financial statements. During June and July 2004, a total of $43,040,000 of our Series D redeemable convertible preferred stock was converted into common stock—see Note 8 to the consolidated financial statements. We may issue additional shares of common stock in the future to settle outstanding obligations, such as our Series D redeemable convertible preferred stock, or to make acquisitions, if terms and conditions allow, alleviating cash use requirements.

        Gross receivables, excluding the impact of receivable provisions, increased by $15,728,000 during the year ended December 31, 2004 primarily due to the increase in sales volume experienced in the fourth quarter of 2004, specifically sales from the latest installment from the Mortal Kombat franchise, compared to the fourth quarter of 2003. Inventories increased by $3,222,000 during 2004, primarily due to remaining units on-hand of Mortal Kombat: Deception, which was released during the fourth quarter of 2004. These units comprised approximately 60% of the inventory balance at December 31, 2004. The increase in other assets, including both current and long-term portions, includes a net increase of $10,285,000 related to prepaid publishing, engine and other game related license fees.

        Gross receivables, excluding the impact of receivable provisions, decreased by $21,697,000 and inventories decreased by $5,956,000 during the year ended December 31, 2003. These balances were lower at December 31, 2003 than December 31, 2002 due to the decreased sales volume experienced in 2003 compared to 2002. The decreased level of sales volume from 2002 to 2003 also resulted in an aggregate reduction of current liabilities during 2003 as lower levels of items such as trade and royalties payable were outstanding at December 31, 2003 than the beginning of the year, resulting in a net use of cash of $15,150,000. Additions to capitalized product development costs totaled $43,089,000 during 2003 compared to $70,572,000 during 2002. The decrease reflects restructuring efforts to reduce costs as described in the "Overview" above and Note 9 to the consolidated financial statements.

        Management believes that our cash and cash equivalents on-hand at December 31, 2004 of $118,313,000, along with additional availability under the bank financing secured in March 2004, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and our other presently anticipated needs. The term loan can be prepaid at any time without premium or penalty. If the credit facility is terminated before the expiration of the five-year term, the lender is entitled to receive prepayment penalties not to exceed $600,000. See Note 6 to the consolidated financial statements. We are evaluating the cost and benefits of prepaying this term loan in the future. For at least the next twelve months, we believe we will not need to raise additional debt or equity financing; however, we will assess opportunities should market conditions appear favorable. In addition, management has the ability, if necessary, to implement restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.

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

        The following table summarizes the scheduled expiration of our contractual obligations as of December 31, 2004 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations	$13,611	$3,333	$6,667	$3,611	$—
Interest on long-term debt obligations(1)	1,489	634	744	111	—
Operating lease obligations(2)	8,905	2,870	4,988	1,047	—
Purchase obligations(3)	44,583	26,783	14,800	3,000	—
Other long-term liabilities(4)	342	171	171	—	—
Redeemable convertible preferred stock(5)	4,460	—	4,460	—	—
Dividends to be distributed on redeemable convertible preferred stock(6)	308	256	52	—	—

Total	$73,698	$34,047	$31,882	$7,769	$—

(1)
Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the rate in effect on December 31, 2004 (5.25%).

(2)
Excludes operating lease commitments expensed in conjunction with restructuring efforts for which we will receive no future economic benefit, which are reflected on our consolidated balance sheet at December 31, 2004.

(3)
Purchase obligations in the table above include inventory items, marketing commitments, minimum payments due under various licensing agreements and third party developer agreements. These amounts assume transactions are carried to contractual term and do not reflect cancellations within our control; such cancellations could result in amounts owed being less than those reflected above.

(4)
These items are reflected on our consolidated balance sheet at December 31, 2004 in current and noncurrent liabilities, as appropriate.

(5)
Assumes Series D redeemable convertible preferred stock remains outstanding until the redemption date of March 15, 2006. We may elect to redeem all or part of the Series D preferred stock in cash or by converting all or a part of the shares of Series D preferred stock into common stock, under certain circumstances. In addition, the holders of the Series D preferred stock may convert their shares into shares of common stock at any time. See Note 8 to the consolidated financial statements.

(6)
Assumes Series D redeemable convertible preferred stock remains outstanding until the redemption date of March 15, 2006. Dividends may be paid in cash or at our option in registered shares of our common stock, under certain circumstances. See Note 8 to the consolidated financial statements.

Impact of Inflation

        In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        At December 31, 2004 and 2003, we had no investments with maturity dates greater than 90 days. At December 31, 2004, we had a balance of $13,611,000 outstanding under the credit facility entered into during March 2004. This facility is based on variable interest rates and bore interest at the bank's base rate (5.25% at December 31, 2004). Changes in market rates may impact the bank's base rate. For example, if the bank's base rate were to increase or decrease one percentage point (1.0%), our annual interest expense would change by approximately $120,000. We do not believe that interest rate risk is significant to us at December 31, 2004 and are currently evaluating the benefit of prepaying this loan in the future.

Foreign Currency Risk

        We transact business in various foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP") and the Euro which results in the recognition of foreign currency transaction gains or losses. We monitor the volatility of the GBP and the Euro (and all other applicable currencies) frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks if we determine that such hedging activities are appropriate to reduce risk.

        We had a cumulative foreign currency translation loss of $1,420,000 and $919,000 reflected in stockholders' equity as of December 31, 2004 and 2003, respectively. We realized foreign currency transaction gains of $1,215,000, $1,131,000 and $914,000 in 2004, 2003 and 2002, respectively. We do not believe that foreign currency risk was material at December 31, 2004 or 2003.

Item 8.    Financial Statements and Supplementary Data.

        Our consolidated financial statements are included in this report immediately following Part IV.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures.

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

  Internal Control over Financial Reporting.

        Management Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth on page F-2 of this report.

        Changes in Internal Control over Financial Reporting.    No change was identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Identification of Directors and Executive Officers.    Below is information about our executive officers and directors. There is no family relationship between any of our directors or executive officers. However, Shari E. Redstone is the daughter of our controlling stockholder, Sumner M. Redstone. Each director is elected until the next annual meeting, or until his earlier resignation or removal. Executive officers are elected annually by the Board of Directors. Mr. Redstone recommended each member of our Board of Directors for nomination to our Board.

Name and Age	Position(s) with Midway	Committee(s)
David F. Zucker (42)	President and Chief Executive Officer
Thomas E. Powell (43)	Executive Vice President—Finance, Treasurer and Chief Financial Officer
Steven M. Allison (37)	Senior Vice President—Marketing and Chief Marketing Officer
Mark S. Beaumont (49)	Senior Vice President—Entertainment
Matthew V. Booty (38)	Senior Vice President—Product Development
Deborah K. Fulton (41)	Senior Vice President, Secretary and General Counsel
Miguel Iribarren (38)	Vice President—Corporate Communications and Strategic Planning
James R. Boyle (40)	Vice President—Finance, Controller and Assistant Treasurer
Harold H. Bach, Jr. (72)	Director	(1)
William C. Bartholomay (76)	Director	(1); (2)*
Joseph A. Califano, Jr. (73)	Director	(1); (3); (4)
Kenneth D. Cron (48)	Chairman of the Board of Directors	(2); (3)
Shari E. Redstone (50)	Vice Chairwoman of the Board of Directors	(2); (3)*; (4)
Ira S. Sheinfeld (67)	Director	(4)*
Robert N. Waxman (68)	Director	(1)*

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating Committee

(4)
Member of the Corporate Governance Committee

(*)
Indicates chair of committee whose number precedes the *.

  Biographical Information

        David F. Zucker has been our President and Chief Executive Officer since May 6, 2003. Prior to that he was President and Chief Operating Officer of Playboy Enterprises, Inc., a men's lifestyle and adult entertainment company, from July 2002 to May 2003. From October 2000 to June 2002 he was President and Chief Executive Officer of Skillgames, LLC, and Managing Director of Walker Digital, LLC, online "pay for play" games companies. From 1999 to September 2000, he was President and Chief Executive Officer of Diva Systems Corporation, an interactive television and information technology company. From 1988 to 1999, Mr. Zucker served in a number of executive positions for The Walt Disney Company, a global entertainment company, including Executive Publisher of Travel Agent

Magazine; Manager of Current Series for ABC Television; Vice President of Programming for ESPN; and Executive Vice President of ESPN, Inc. and the Managing Director of ESPN International, Inc.

        Thomas E. Powell joined us as Executive Vice President—Finance and Treasurer in April 2001. In September 2001, he became our Executive Vice President—Finance, Treasurer and Chief Financial Officer. From 1997 to February 2001, Mr. Powell was employed by Dade Behring, Inc., a manufacturer of medical equipment, serving most recently as Vice President of Corporate Business Development and Strategic Planning and previously as the Vice-President—Finance for the Biology Products Group. Prior to Dade Behring, Mr. Powell held a number of finance and strategy positions with Frito-Lay, a division of PepsiCo, Inc., Bain & Company Consultants, Tenneco Inc. and Arthur Andersen & Company.

        Steven M. Allison joined us as Senior Vice President—Marketing and Chief Marketing Officer on December 22, 2003. Prior to joining us, he was Vice President of Marketing and Business Development, Atari/Infogrames, from December 2001 to December 2003. Prior to that, he served as Infogrames' Vice President of New Business Development and Production Content, from 2000 to December 2001, Vice President of Licensing and Product Planning from 1999 to 2000, and Director of Product Marketing in 1999.

        Mark S. Beaumont has served as our Senior Vice President—Entertainment since October 17, 2003. Prior to that, since January 2002, he served as our Senior Vice President—Publishing. He has served as Senior Vice President—Business Development of our wholly-owned subsidiary, Midway Games West Inc., since 2000. Mr. Beaumont provided marketing and business development consulting services to Midway from 1999 to 2000. Prior to joining Midway, from 1996 to 1999, Mr. Beaumont was Executive Vice President and General Manager of U.S. Operations for Psygnosis, a division of Sony Corporation of America.

        Matthew V. Booty has served as our Senior Vice President—Product Development since June 18, 2004. Prior to that, since June 1999 he served our wholly-owned subsidiary, Midway Amusement Games, LLC in various capacities in its product development organization, ultimately being promoted to Vice President—Product Development in June 2002.

        Deborah K. Fulton has served as our Senior Vice President, Secretary and General Counsel since January 30, 2002. She served us as Vice President, Secretary and General Counsel from May 2000 to January 2002. She was employed by us as Senior Counsel from 1998 until May 2000 and by WMS as Senior Counsel from 1994 to 1998. Formerly, she was employed by the law firm of Gardner Carton & Douglas from 1988 until 1994.

        Miguel Iribarren has served as our Vice President, Corporate Communications and Strategic Planning, since February 2002. Prior to joining Midway, Mr. Iribarren was a Vice President, Research for Wedbush Morgan Securities. At Wedbush, where he was employed from May 2000 to February 2002, Mr. Iribarren was responsible for research on the interactive entertainment industry. From 1993 to May 2000, Mr. Iribarren was employed by the Atlantic Richfield Corporation, an oil and gas company, in various finance and planning positions, ultimately serving as Manager, Corporate Finance.

        James R. Boyle was recently appointed to the position of Vice President—Finance, Controller and Assistant Treasurer on March 10, 2005. Mr. Boyle also serves as our Principal Accounting Officer. Prior to that, he had been our Vice President—Finance and Assistant Treasurer since January 2002. Mr. Boyle was a senior manager at PricewaterhouseCoopers from July 2001 to January 2002. From 1998 to July 2001, Mr. Boyle was a manager at PricewaterhouseCoopers.

        Harold H. Bach, Jr. joined our Board in 1996 and served as our Chief Financial Officer and an Executive Vice President from 1996 to September 2001, when he retired. Mr. Bach served as our Senior Vice President—Finance and Chief Financial Officer from 1990 to 1996, and he served as our Treasurer from 1994 to April 2001. Mr. Bach also served as Vice President—Finance, Chief Financial and Chief Accounting Officer of WMS for over five years until 1999. Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989). Mr. Bach is a director of WMS and serves on its audit committee.

        William C. Bartholomay joined our Board in 1996. Mr. Bartholomay was appointed Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of its principal U.S. subsidiary, Willis North America, a global insurance brokerage, in August 2003. For more than five years prior to this appointment, Mr. Bartholomay served as President and a director of Near North National Group, insurance brokers in Chicago, Illinois. He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of AOL-Time Warner, Inc. since 1994, having also held that office from 1976 to 1992. He is Chairman Emeritus of the Board of the Atlanta Braves baseball team. Mr. Bartholomay is a director of WMS and serves on its audit committee. He is also a director and audit committee member of International Steel Group Inc.

        Joseph A. Califano, Jr. joined our Board in 2004. Since 1979, Mr. Califano has served as Chairman and President, National Center on Addiction and Substance Abuse at Columbia University. Mr. Califano is an adjunct professor of public health at Columbia University's Medical School and School of Public Health, and a member of the Institute of Medicine of the National Academy of Sciences. Mr. Califano is a director of Viacom Inc., ADP, Inc. and Willis Group Holdings, Ltd. He serves on the audit committees of ADP and Viacom, in addition to ours. Among other distinguished government positions, Mr. Califano served as Secretary, U.S. Department of Health, Education & Welfare from 1977 to 1979.

        Kenneth D. Cron joined our Board in 2004. Mr. Cron has been serving as interim Chief Executive Officer of Computer Associates International Inc. since April 2004 and is a Director of Computer Associates. From June 2001 to January 2004, Mr. Cron was Chairman and CEO of Vivendi Universal Games, Inc., a global leader in the publishing of online, PC and console-based interactive entertainment. Vivendi Universal Games is a division of Vivendi Universal, S.A. From March 2001 to June 2001, Mr. Cron served as Chief Executive Officer of the Flipside Network, now a part of Vivendi Universal Net USA. He was Chairman and Chief Executive Officer of Uproar Inc. from 1999 to March 2001, when Uproar was acquired by Flipside.

        Shari E. Redstone joined our Board in 2004. Ms. Redstone has been President of National Amusements, Inc. since 2000 and served as Executive Vice President of National Amusements from 1994 to 2000. She is also a director of National Amusements. National Amusements, a closely held company, operates cinemas in the United States, the United Kingdom and Latin America and is also the controlling shareholder of Viacom Inc. Ms. Redstone is Chairman and Chief Executive Officer of Rising Star Media, a company established in partnership with National Amusements to build luxury-style cinemas in Russia. Ms. Redstone is a member of the Board of Directors and Executive Committee for the National Association of Theatre Owners, Co-Chairman and Co-Chief Executive Officer of MovieTickets.com, Inc., and Chairman and Chief Executive Officer of CineBridge Ventures, Inc. Ms. Redstone is also a Director of Viacom. Ms. Redstone is the daughter of Sumner M. Redstone, our controlling stockholder.

        Ira S. Sheinfeld joined our Board in 1996. He has been a partner of the law firm of Hogan & Hartson L.L.P., and its predecessor law firm, Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York for over five years. Mr. Sheinfeld is a director of WMS.

        Robert N. Waxman, CPA, joined our Board on December 31, 2003. Mr. Waxman has been a Principal of Corporate Finance Advisory, a New York-based consulting firm, which he formed, since 1992. Mr. Waxman was a partner of Deloitte & Touche LLP, an international accounting and consulting firm, where he served as National Director of SEC Practice and partner-in-charge of the Financial Services Programs, among other Executive and New York Practice Office positions. He was with Deloitte & Touche and its predecessor firms from 1961 to 1991. He is a member of the Board of

Directors of the New York State Society of CPAs, serves on the editorial board of The CPA Journal and is an audit committee member of a large not-for-profit organization.

        Section 16(a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during fiscal 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

        Audit Committee Membership.    The Board has a standing Audit Committee, consisting of Messrs. Bach, Bartholomay, Califano and Waxman.

        Audit Committee Financial Expert.    The Board has determined that each of Messrs Bach and Waxman is a "financial expert" serving on its Audit Committee, and that each of Messrs. Bach and Waxman is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

        Code of Business Conduct and Ethics.    We have adopted a code of business conduct and ethics that applies to our principal executive officer, our principal financial officer and our principal accounting officer. The code can be found on our website at www.investor.midway.com. We will provide, without charge, a copy of our Code of Business Conduct and Ethics upon request to: Investor Relations, Midway Games Inc., 2704 West Roscoe Street, Chicago, Illinois 60618.

Item 11.    Executive Compensation.

        The summary compensation table below sets forth the compensation earned during fiscal 2004, fiscal 2003 and fiscal 2002 by our Chief Executive Officer and our four next most highly compensated executive officers during fiscal 2004.

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)		Other Annual Compensation($)(1)	Restricted Stock Award($)		Securities Underlying Options(#)	All Other Compensation($)
David F. Zucker President and Chief Executive Officer(2)	2004 2003	600,000 390,000		— 300,000	(3)	9,096 3,646	— 446,250	(4)	874,287 1,825,968	— —
Thomas E. Powell Executive Vice President—Finance, Treasurer and Chief Financial Officer	2004 2003 2002	304,024 238,541 300,000	(5)	— — —		6,397 6,599 4,971	— — —		— 50,000 142,903	— — —
Mark S. Beaumont Senior Vice President—Entertainment(6)	2004 2003 2002	273,426 256,538 245,000		— — —		6,339 63 —	— — —		— 60,000 25,000	— — —
Steven M. Allison Senior Vice President—Marketing and Chief Marketing Officer(7)	2004 2003	275,000 5,300		— 15,000	(9)	— —	— —		— 85,000	95,525 —	(8)

Matthew V. Booty Senior Vice President—Product Development(10)	2004 2003 2002	299,615 236,031 238,000	(11)	— — —	4,763 10,259 14,849	— — —	— 50,000 86,632	— — —

(1)
Represents payments made under our Exec-U-Care supplemental health care insurance program.

(2)
Mr. Zucker joined Midway on May 6, 2003.

(3)
Represents a $150,000 signing bonus under Mr. Zucker's employment agreement, and an additional bonus of $150,000 received in December 2003.

(4)
Represents the fair value of the restricted stock award granted to Mr. Zucker on May 6, 2003 pursuant to his restricted stock agreement, calculated by multiplying the 125,000 restricted shares of common stock by $3.57, the closing price of our common stock on the NYSE on that date. See "Employment Agreements" below.

(5)
Mr. Powell reduced his fiscal 2003 salary by $61,935 in connection with his participation in the salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

(6)
Mr. Beaumont served as our Senior Vice President—Publishing, from January 30, 2002 to October 17, 2003, and since that date, he has served as our Senior Vice President—Entertainment.

(7)
Mr. Allison has served as our Senior Vice President—Marketing and Chief Marketing Officer, since December 22, 2003.

(8)
Represents payments of the expenses for Mr. Allison's relocation.

(9)
Represents a signing bonus to Mr. Allison under our agreement with him dated December 3, 2003.

(10)
Mr. Booty has served as our Senior Vice President—Product Development, since June 18, 2004.

(11)
Mr. Booty reduced his fiscal 2003 salary by $24,155 in connection with his participation in the salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

Stock Options

        During fiscal 2004, the following options were granted under our stock option plans to our CEO (no additional options being granted to the other persons named in the Summary Compensation Table):

OPTION GRANTS IN LAST FISCAL YEAR

					Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
	Individual Grants
	Shares Underlying Option Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date
Name					5%($)	10%($)
David Zucker(2)	2,692	0.2%	6.27	5/5/2013	26,185	39,799
	1,669	0.1%	6.53	5/5/2013	16,907	25,698
	109	*	6.59	5/5/2013	1,114	1,694
	472	*	6.70	5/5/2013	4,906	7,457
	685	0.1%	7.25	5/5/2013	7,704	11,710
	399	*	7.38	5/5/2013	4,568	6,943
	173	*	7.75	5/5/2013	2,080	3,161
	54	*	8.10	5/5/2013	679	1,031
	247,095	20.8%	8.12	5/5/2013	3,112,603	4,731,013
	120,104	10.1%	8.30	5/5/2013	1,546,462	2,350,551
	310	*	8.61	5/5/2013	4,141	6,294
	645	0.1%	8.90	5/5/2013	8,905	13,536
	2,145	0.2%	9.10	5/5/2013	30,281	46,026

78	*	9.11	5/5/2013	1,102	1,676
7,956	0.7%	9.21	5/5/2013	113,673	172,778
395	*	9.29	5/5/2013	5,693	8,653
32	*	9.36	5/5/2013	465	706
330	*	9.38	5/5/2013	4,802	7,299
1,971	0.2%	9.49	5/5/2013	29,017	44,105
55	*	9.57	5/5/2013	817	1,241
124	*	9.59	5/5/2013	1,845	2,804
21	*	9.90	5/5/2013	323	490
336	*	9.91	5/5/2013	5,166	7,851
30,164	2.5%	10.00	5/5/2013	467,943	711,251
436	*	10.03	5/5/2013	6,784	10,311
30,183	2.5%	10.06	5/5/2013	471,047	715,970
915	0.1%	10.13	5/5/2013	14,739	21,856
688	0.1%	10.14	5/5/2013	10,823	16,450
2,104	0.2%	10.15	5/5/2013	33,941	52,823
370	*	10.19	5/5/2013	5,849	8,890
10,451	0.9%	10.21	5/5/2013	165,534	251,604
15,689	1.3%	10.22	5/5/2013	248,742	378,077
12,349	1.0%	10.36	5/5/2013	198,470	301,666
69	*	10.39	5/5/2013	1,168	1,859
19	*	10.45	5/5/2013	323	515
227	*	10.50	5/5/2013	3,698	5,620
688	0.1%	10.52	5/5/2013	11,790	18,773
1,330	0.1%	10.54	5/5/2013	22,834	36,360
2,455	0.2%	10.61	5/5/2013	40,408	61,419
190	*	10.63	5/5/2013	3,290	5,239
83	*	10.64	5/5/2013	1,387	2,135
60	*	10.72	5/5/2013	1,048	1,668
31,514	2.7%	10.74	5/5/2013	525,063	798,072
48	*	10.78	5/5/2013	843	1,342
50	*	10.82	5/5/2013	839	1,276
2,433	0.2%	10.84	5/5/2013	40,914	62,188
2,770	0.2%	10.85	5/5/2013	46,624	70,867
16,403	1.4%	10.90	5/5/2013	277,366	421,584
21	*	10.91	5/5/2013	355	540
688	0.1%	10.96	5/5/2013	11,698	17,780
3,153	0.3%	11.16	5/5/2013	54,587	82,970
55	*	11.28	5/5/2013	962	1,463
39	*	11.29	5/5/2013	683	1,038
4,483	0.4%	11.32	5/5/2013	78,726	119,660
94,468	7.9%	11.43	5/5/2013	1,675,076	2,546,039
29,242	2.5%	11.46	5/5/2013	519,871	790,180
26	*	11.49	5/5/2013	463	704
1,345	0.1%	11.52	5/5/2013	24,037	36,535
138	*	11.54	5/5/2013	2,471	3,755
62,021	5.2%	11.55	5/5/2013	1,111,282	1,689,098
598	0.1%	11.60	5/5/2013	10,761	16,357
51,883	4.4%	11.61	5/5/2013	934,461	1,420,337
165	*	11.63	5/5/2013	2,977	4,525
761	0.1%	11.66	5/5/2013	13,765	20,923
511	*	11.75	5/5/2013	9,315	14,158
255	*	11.79	5/5/2013	4,664	7,089
316	*	11.80	5/5/2013	5,785	8,792
103	*	11.83	5/5/2013	1,890	2,873
87	*	11.86	5/5/2013	1,601	2,433
14	*	11.87	5/5/2013	258	392
1,428	0.1%	11.89	5/5/2013	26,340	40,035
11,676	1.0%	11.90	5/5/2013	215,548	327,624
212	*	11.98	5/5/2013	3,940	5,989
34	*	11.99	5/5/2013	632	961
111	*	12.03	5/5/2013	2,072	3,149

	910	0.1%	12.06	5/5/2013	17,025	25,878
	3,128	0.3%	12.20	5/5/2013	59,201	89,983
	110	*	12.25	5/5/2013	2,090	3,177
	552	*	12.33	5/5/2013	10,559	16,049
	948	0.1%	12.40	5/5/2013	18,236	27,718
	446	*	12.41	5/5/2013	8,586	13,051
	374	*	12.45	5/5/2013	7,223	10,979
	103	*	12.53	5/5/2013	2,002	3,043
	1,263	0.1%	12.55	5/5/2013	24,590	37,375
	2,541	0.2%	12.58	5/5/2013	49,589	75,374
	663	0.1%	12.59	5/5/2013	12,949	19,682
	5,934	0.5%	12.61	5/5/2013	116,082	176,440
	5,678	0.5%	12.63	5/5/2013	111,251	169,096
	31,185	2.6%	12.65	5/5/2013	611,984	930,187
	5,948	0.5%	12.70	5/5/2013	117,187	178,118
	1,133	0.1%	12.85	5/5/2013	22,586	34,329
Thomas E. Powell	0	0%	n/a	n/a	—	—
Mark S. Beaumont	0	0%	n/a	n/a	—	—
Steven M. Allison	0	0%	n/a	n/a	—	—
Matthew V. Booty	0	0%	n/a	n/a	—	—

*
Less than 0.1%.

(1)
The assumed appreciation rates are examples set by rules promulgated under the Securities Exchange Act of 1934 and are not related to or derived from the historical or projected prices of our common stock.

(2)
All of Mr. Zucker's options in 2004 were granted under the terms of an option agreement between Mr. Zucker and us dated as of May 6, 2003, which provides that, on each occasion prior to May 6, 2005 that we issue additional shares of our common stock, we grant to Mr. Zucker an additional option to purchase shares of our common stock in an amount equal to (a) 3.23% of the shares so issued, for issuances prior to May 6, 2004, and (b) the percentage of the shares so issued (but not to exceed 3.23%) determined by dividing (i) the number of shares then issuable under unexercised options held by Mr. Zucker immediately prior to the issuance by (ii) the number of outstanding shares of common stock immediately prior to the issuance, for issuances on or after May 6, 2004.

        The following table sets forth information with respect to the number and year-end values of options to purchase common stock owned by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at 12/31/04(#)		Value of Unexercised In-the-Money Options at 12/31/04($)(1)
	Shares Acquired on Exercise(#)	Value Realized($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David F. Zucker	350,000	2,007,717	678,183	1,672,072	637,241	10,239,004
Thomas E. Powell	180,403	1,106,488	30,000	82,500	0	399,375
Mark S. Beaumont	25,000	103,505	45,000	65,000	122,250	366,750
Steven M. Allison	—	—	21,250	63,750	144,075	432,225
Matthew V. Booty	39,607	231,793	33,625	72,500	115,525	326,975

(1)
Based on the closing price of our common stock on the NYSE on December 31, 2004, which was $10.50 per share.

        We have adopted a 2002 Non-Qualified Stock Option Plan, a 2002 Stock Option Plan, a 2000 Non-Qualified Stock Option Plan, a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan. The plans provide for the granting of stock options to our directors, officers, employees, consultants and advisors. We adopted a salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan. Employees and Directors who elected to participate in the program reduced their base salary or director's fee. For each dollar of salary or fee reduction, participants were granted options to purchase one and one-half shares of our common stock at an exercise price of $5.29. The options are exercisable until September 2, 2012.

        The plans are intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the plans, the Compensation Committee determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of the options, and the number of shares for which options are granted.

        The option price per share with respect to each option is determined by the Compensation Committee and generally is not less than 100% of the fair market value of our common stock on the date the option is granted. The Plans each have a term of ten years, unless terminated earlier.

        The following is a summary of additional information about securities authorized for issuance under our equity compensation plans as of December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,312,380	$13.72	785,346
Equity compensation plans not approved by stockholders	4,270,813	$6.85	1,516,243
Total	7,583,193	$9.85	2,301,589

        The average exercise price of outstanding options, at March 8, 2005, was approximately $9.87 per share. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information about options held by our officers and directors.

Senior Employee Bonus Incentive Plan

        Our executive officers and other senior employees are eligible for participation in the Amended and Restated Midway Incentive Plan, which was amended by the Board on March 10, 2005. The plan offers participants the opportunity to receive bonuses based on a combination of the following factors: (1) a percentage of each participant's base salary determined by management; (2) the achievement of targets set by management for Midway's financial performance; and (3) management's evaluation of the degree to which a participant meets individual performance goals. No bonuses were awarded under the plan in 2004. Even if Midway does not meet performance targets for years after 2004, participants may receive part of their bonus based on achieving their individual performance goals.

Compensation of Directors

        We pay a fee of $32,500 per year to each director who is not also our employee. A director who serves as the chairman of the Compensation Committee, Special Committee of Independent Directors or Nominating Committee of the Board receives a further fee of $2,500 per year for his or her services in that capacity, and each other member of those Committees receives an additional fee of $1,000 per year. A director who serves as the chairman of the Corporate Governance Committee of the Board receives a further fee of $7,500 per year for his or her services in that capacity, and each other member of that Committee receives an additional fee of $5,000 per year. A director who serves as the chairman of the Audit Committee of the Board receives a further fee of $20,000 per year for his or her services in that capacity, and each other member of that committee receives an additional fee of $15,000 per year.

        Some of our directors are eligible to receive reimbursement for health insurance costs under our Exec-U-Care supplemental health care insurance program. In fiscal 2004, we paid the following amounts to directors under this program: $3,715 to Harold H. Bach Jr., $6,196 to Robert N. Waxman, $12,316 to our former chairman, Neil D. Nicastro, and $21,734 to our former director, Richard D. White.

        On June 10, 2004, each of the following former directors were granted a five-year option to purchase 25,000 shares of our common stock, at an exercise price of $12.26 per share: Messrs. McKenna, Menell, Reich, and White.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2004, Messrs. Bartholomay (Chairman), McKenna and Reich, and beginning June 10, 2004, Mr. Cron and Ms. Redstone, served on our Compensation Committee. No member of our Compensation Committee is or was an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed under this heading, except that Mr. Bartholomay is Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc., insurance brokers, which we retained to provide insurance brokerage services during fiscal 2004 and propose to retain for insurance brokerage services during the current fiscal year.

Employment Agreements

        We employ David F. Zucker as our President and Chief Executive Officer under the terms of an Employment Agreement dated May 6, 2003. Mr. Zucker's base salary is $600,000 per year. The agreement provides for bonus compensation of up to 100% of his base salary each year, based upon financial and other performance criteria mutually agreed to annually between Mr. Zucker and the Board of Directors. The agreement has an initial term of two years ending May 6, 2005 and automatically renews thereafter for successive one-year periods until terminated.

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

  •
  within 30 days after we publicly announce our audited results for the fiscal year in which the termination occurs, his prorated bonus through the date of termination; and

  •
  an amount equal to two times his base salary in effect on the date of termination, payable 25% on the date of termination, and an additional 25% on each of 121 days, 242 days and 365 days thereafter.

        Instead of the payments described above, if there were a change of control by reason of the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board and Mr. Zucker elects to terminate his employment because he is not offered the opportunity to continue as Chief Executive Officer on the terms of his employment agreement or the change of control were to occur within three months after we wrongfully terminate Mr. Zucker or he terminates his employment because of one of the occurrence of one of the events described above, then we would be obligated to pay to Mr. Zucker a lump sum payment equal to 2.99 times (i) one year's base salary at the rate of $600,000 per year and (ii) the bonus payable to Mr. Zucker for the fiscal year immediately prior to the change of control. In addition, all unexpired and unvested options to purchase securities or restricted securities would immediately vest on the date of the change in control.

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

        The option covering 1,000,000 shares out of the 1,500,000 is subject to the terms of a stock option agreement dated May 6, 2003 and provides that the option may be exercised for up to 62,500 shares on or after November 1, 2004 and the remaining 937,500 shares become exercisable in ten equal quarterly installments on the first day of each February, May, August and November thereafter. The option agreement also provides that whenever we issue additional shares of our common stock prior to May 6, 2005, we grant him an additional option to purchase shares of our common stock in an amount (a) equal to 3.23% of the shares so issued prior to May 6, 2004, and (b) after May 6, 2004 and until

May 6, 2005, equal to the percentage of the shares so issued (but not to exceed 3.23%) determined by dividing (i) the number of shares then issuable under unexercised options held by Mr. Zucker immediately prior to the issuance by (ii) the number of outstanding shares of common stock immediately prior to the issuance. In each case, the exercise price of each additional option will the closing price of our common stock on the date of issuance of the option. In no event, however can the shares subject to additional options exceed 2,250,000. The additional options will also be subject to the vesting schedule. Through March 9, 2005, we have issued options to Mr. Zucker to purchase up to 1,176,438 shares at exercise prices ranging from $2.92 per share to $12.85 per share under this provision.

        The option with respect to the other 500,000 shares is subject to our 2002 Stock Option Plan and is fully exercisable. The 125,000 restricted shares were issued under an agreement dated May 6, 2003, as amended. Under the agreement, 52,082 of the shares are now vested, and the restrictions on the remaining 72,918 shares will lapse on May 1, 2006. If Mr. Zucker's employment is terminated by Midway for "cause" or by Mr. Zucker without "good reason", as defined in the agreement, then Mr. Zucker will forfeit the shares for which the restrictions have not lapsed. If Mr. Zucker's employment is terminated for any other reason, the restrictions will lapse in approximately equal quarterly installments until May 1, 2006.

        We employed Kenneth J. Fedesna under the terms of an agreement dated as of June 1, 1999. This agreement provided for salaried compensation at the rate of $325,000 per year. The agreement was subject to automatic extensions so that the term of Mr. Fedesna's employment would at no time be less than three years. Mr. Fedesna's employment with us terminated effective June 11, 2004. The severance agreement between Mr. Fedesna and us required us to pay Mr. Fedesna $975,000, continue to pay for his health benefits through June 30, 2007, continue to pay for $400,000 of additional life insurance for him through June 30, 2007 and that his 37,500 unvested stock options with an exercise price of $2.35 immediately vested and shall remain exercisable through June 30, 2007.

        We employ Thomas E. Powell as Executive Vice President—Finance, Treasurer and Chief Financial Officer under the terms of an agreement dated March 21, 2001 as amended. His current base annual salary is $309,000. The agreement also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. In addition, pursuant to the terms of our agreement with Mr. Powell dated February 10, 2003, if a change of control occurs within 5 years from the date of the agreement, and within 2 years thereafter Mr. Powell's employment is terminated (a) by Midway without cause, (b) by Mr. Powell due to the relocation of his office location more than 50 miles from its present location, or (c) by Mr. Powell due to his placement in a position of lesser stature or the assignment of duties at variance with his current duties, then Mr. Powell will receive twenty-four months of severance payments at his then current salary rate.

        We employ Mark S. Beaumont as our Senior Vice President—Entertainment. His current base annual salary is $278,000. Pursuant to the terms of our agreement with Mr. Beaumont dated February 10, 2003, if a change of control occurs within 5 years from the date of the agreement, and within 2 years thereafter, Mr. Beaumont's employment is terminated (a) by Midway without cause, (b) by Mr. Beaumont due to the relocation of his office location more than 50 miles from its present location, or (c) by Mr. Beaumont due to his placement in a position of lesser stature or the assignment of duties at variance with his current duties, then Mr. Beaumont will receive twenty-four months of severance payments at his then current salary rate.

        We employ Steven M. Allison as Senior Vice President—Marketing and Chief Marketing Officer under the terms of an agreement dated December 3, 2003. His current base annual salary is $275,000. The agreement also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. Under the agreement, if we terminate Mr. Allison's employment without cause prior to December 22, 2005, and he relocates his residence to

Southern California within six months after the termination, then we must reimburse him for up to $100,000 of his actual reasonable expenses of relocation. Also, if we terminate Mr. Allison's employment without cause, we must pay him severance equal to six months' salary.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

        The following table sets forth information as of March 9, 2005, except as otherwise noted in the footnotes, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percentage of Outstanding Common Stock(1)
Sumner M. Redstone 200 Elm Street Dedham, MA 02026	67,008,466	(2)	77.2%
National Amusements, Inc. 200 Elm Street Dedham, MA 02026	9,460,971	(2)	10.9%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership, of the underlying shares within 60 days. Percentage calculations are based on 86,789,563 shares outstanding on March 8, 2005.

(2)
Based upon a Form 4 filed with the SEC by Sumner M. Redstone on March 9, 2005. Mr. Redstone reported direct ownership of 57,547,495 and indirect ownership through National Amusements (shared voting power) of 9,460,971 shares of our common stock. Mr. Redstone's shares do not include 17,500 shares held by his wife, Paula Redstone, with respect to which shares Mr. Redstone disclaims beneficial ownership. As a result of his stock ownership in National Amusements, Mr. Redstone is deemed the beneficial owner of the shares of common stock owned by National Amusements.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about securities authorized for issuance under equity compensation plans is discussed above in "Item 11. Executive Compensation—Stock Options—Equity Compensation Plan Information."

Security Ownership of Management

        The following table sets forth, as of March 8, 2005, information about the beneficial ownership of our common stock by each of our directors and the executive officers and by all of our directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percentage of Outstanding Common Stock(1)
Steven M. Allison.	0		0%
Harold H. Bach, Jr.	300,193	(2)	*
William C. Bartholomay	141,983	(3)	*
Mark S. Beaumont	50,000	(4)	*
Matthew V. Booty	33,625	(5)	*
Joseph A. Califano, Jr.	10,000		*
Kenneth D. Cron	0		0%
Thomas E. Powell	65,500	(6)	*
Shari E. Redstone.	9,581	(7)	*
Ira S. Sheinfeld	116,864	(8)	*
Robert N. Waxman	25,000	(9)	*
David F. Zucker	1,158,138	(10)	1.3%
Directors and Executive Officers as a Group (15 persons)	2,028,515	(11)	2.3%

*
Less than 1%

(1)
Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 86,789,563 shares outstanding on March 8, 2005, excluding treasury shares.

(2)
Includes 293,905 shares of common stock underlying stock options.

(3)
Includes 96,613 shares of common stock underlying stock options.

(4)
Includes 50,000 shares of common stock underlying stock options.

(5)
Includes 33,625 shares of common stock underlying stock options.

(6)
Includes 65,000 shares of common stock underlying stock options.

(7)
Excludes the 9,460,971 shares (10.9%) owned by National Amusements as of March 9, 2005. As a director, president and shareholder of National Amusements, Ms. Redstone may be deemed a beneficial owner of National Amusements' shares of Midway common stock.

(8)
Includes 95,063 shares of common stock underlying stock options.

(9)
Includes 17,000 shares of common stock underlying stock options.

(10)
Includes 1,013,138 shares of common stock underlying stock options. Also includes 72,918 shares of common stock issued under a Restricted Stock Agreement between Mr. Zucker and Midway dated as of May 6, 2003. The period of restriction on these shares lapses May 1, 2006, if Mr. Zucker continues to be employed by us on that date. If Mr. Zucker's employment is terminated by Midway for "cause" or by Mr. Zucker without "good reason", as these terms are defined in the restricted stock agreement, then Mr. Zucker will forfeit the shares for which the restrictions have not lapsed.

(11)
Includes an aggregate of 1,780,805 shares of common stock underlying stock options.

Item 13.    Certain Relationships and Related Transactions.

Relationship with Former Parent Company

        In 1996, Midway sold common stock in an initial public offering. After the offering, Midway's parent company, WMS Industries, continued to own 86.8% of Midway's common stock until 1998, when WMS distributed all of its remaining Midway stock to its stockholders (the "Spinoff"). WMS has not owned any Midway common stock since the Spinoff. Three of the directors of WMS are currently directors of Midway: Messrs. Bach, Bartholomay and Sheinfeld.

        Until the Spinoff, Midway was a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes. Therefore, Midway was jointly and severally liable for any federal tax liability of the WMS group for the period during which it was part of the WMS group. WMS and Midway entered into several agreements regarding the allocation of these tax liabilities between Midway and WMS.

        On November 19, 2004, WMS and Midway terminated the remaining tax agreements between them. These agreements consisted of (i) a Tax Sharing Agreement dated July 1, 1996; (ii) a Tax Separation Agreement dated April 6, 1998; (iii) a Letter Agreement dated September 24, 2001; and (iv) a Settlement Agreement dated August 11, 2003. The parties terminated the agreements in settlement of a disagreement between them concerning the interpretation of the "change of control" provisions in the agreements relating to Mr. Redstone's accumulation of a majority interest in Midway common stock. Under the terms of the settlement, which was finalized on November 19, 2004, all four tax agreements were terminated, and Midway paid to WMS the amount of $1,500,000.

        The Tax Sharing Agreement provided a method for: (a) determining the amount that Midway must pay to WMS in respect of federal income taxes; (b) compensating any member of the WMS group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS group tax liability as determined under the federal consolidated return regulations; and (c) providing for the receipt of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years and for payments upon subsequent adjustments.

        The Tax Separation Agreement set forth the parties' respective liabilities for federal, state and local taxes, among other things, including: (a) the filing of tax returns with federal, state and local authorities; (b) the carryover of any tax benefits of Midway; (c) the treatment of the deduction attributable to the exercise of WMS stock options held by employees or former employees of Midway and any other similar compensation related tax deductions; (d) the treatment of net operating loss carrybacks; (e) the treatment of audit adjustments; and (f) procedures with respect to any claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries.

        Under the 2001 letter agreement, WMS paid $2.8 million to Midway relating to the exercise of WMS stock options by Midway employees after the Spinoff, because Midway's original benefit was extinguished by Midway's post-Spinoff net operating loss carryback to its post-Spinoff profitable years. Under the 2003 settlement agreement, WMS paid a $4.0 million advance to Midway because net operating loss carry-backs of WMS from post-Spinoff years to pre-Spinoff years prevented Midway from realizing tax benefits of carrying back its post-Spinoff net operating losses to pre-Spinoff years. The $2.8 million, and $3.7 million of the $4.0 million, were repayable by Midway under the agreements upon a "change of control" of Midway, among other circumstances.

Other Related Party Transactions

        Mr. Ira S. Sheinfeld, a member of our Board of Directors, is a member of the law firm of Hogan & Hartson L.L.P., which we retained in fiscal 2004 to provide tax services.

        William C. Bartholomay, a member of our Board of Directors, was President of Near North National Group, insurance brokers, which we retained to provide insurance brokerage services. He is currently Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc., insurance brokers which we retain to provide insurance brokerage services.

        Our controlling stockholder, Sumner M. Redstone is the controlling shareholder, Chairman of the Board and Chief Executive Officer of Viacom and a director of Blockbuster, formerly a majority-owned subsidiary of Viacom. National Amusements is the parent company of Viacom. Shari E. Redstone, one of our directors, is Mr. Redstone's daughter, President of National Amusements and a director of National Amusements and Viacom. Joseph A. Califano, Jr., one of our directors, is also a director of Viacom. During fiscal 2004, Blockbuster purchased approximately $9.2 million of videogames from us, we paid approximately $6.6 million for advertisements on various cable networks owned by Viacom and we paid $0.1 million for in-theater advertising to National Amusements. We believe that all of these transactions were on terms no less favorable to Midway than we would have obtained from parties who have no ownership interest in us.

Item 14.    Principal Accountant Fees and Services.

        Ernst & Young LLP served as our independent auditors for fiscal 2004 and 2003. Aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of fiscal years 2004 and 2003 and for other professional services billed in fiscal years 2004 and 2003, were as follows:

	Years Ended December 31,
	2004	2003
Audit Fees(1)	$604,325	$303,900
Audit-Related Fees(2)	18,000	162,590
Tax Fees(3)	—	30,970
All Other Fees	—	—

Total	$622,325	$497,460

(1)
Comprised of the audit of our annual consolidated financial statements, internal control attestation services required in 2004 to comply with the requirements of the Sarbanes-Oxley Act, review of financial statements included in our Form 10-Qs and other services provided by the accountant in connection with statutory and regulatory filings.

(2)
Comprised of 401(K) audit procedures, accounting consultations, and assistance with responses to Securities and Exchange Commission comment letters in 2003.

(3)
Comprised of tax compliance, tax advice and tax planning services.

  Pre-approval Policies and Procedures

        Consistent with the Securities and Exchange Commission requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent auditor. Under the policy, the Audit Committee, or a designated member thereof, must pre-approve non-audit services prior to the commencement of the specified service. The approval by any member of the Audit Committee must be presented to the full Audit Committee at the next regularly scheduled Audit Committee meeting. Our independent auditors verify to our Audit Committee annually that they have not performed and will not perform any prohibited non-audit services.

  Percentage of Services Approved Under S-X Rule 2-01(c)(7)(i)(C)

        None.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 15, 2003 (the "10/15/03 8-K").
3.5	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of the Registrant, dated October 14, 2003, incorporated herein by reference to the 10/15/03 8-K.
3.6
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.7
Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the "6/10/04 S-3").
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
10.2	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.3	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.

10.4	Old form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.5	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
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
10.10
Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
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
10.15
Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 22, 2001.
10.16
Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.17	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.18	2002 Stock Option Plan, incorporated herein by reference to the Registrant's definitive proxy statement filed on December 5, 2001.

10.19
Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.
10.20	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10.21
Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the "2002 10-K").
10.22	Letter Agreement dated as of February 10, 2003 between the Registrant and Mark S. Beaumont regarding Mr. Beaumont's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.23	Letter Agreement dated as of February 10, 2003 between the Registrant and David W. Nichols regarding Mr. Nichols's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.24
Amendment and Waiver dated as of May 16, 2003, among The Registrant, Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 19, 2003 (the "5/19/03 8-K").
10.25
Executive Employment Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 7, 2003 (the "5/7/03 8-K").
10.26	Stock Option Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.27	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.28	Restricted Stock Agreement entered into as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.29	Severance Agreement dated as of the 6th day of May, 2003, between the Registrant and Neil D. Nicastro, incorporated herein by reference to the 5/7/03 8-K.
10.30	Securities Purchase Agreement dated as of May 16, 2003 among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.31
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

10.32
Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.33
Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.34
PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.35
PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.36
Forbearance Agreement dated as of August 11, 2003 by and among the Registrant, Bank of America, N.A., as letter of credit issuing bank and agent, and the other financial institutions parties thereto, incorporated herein by reference to the June 2003 S-3.
10.37	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Smithfield Fiduciary LLC, incorporated herein by reference to the 10/15/03 8-K.
10.38	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Portside Growth and Opportunity Fund, incorporated herein by reference to the 10/15/03 8-K.
10.39	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Lighthouse LLC, incorporated herein by reference to the 10/15/03 8-K.
10.40	Registration Rights Agreement dated as of October 14, 2003 between the Registrant and the investors in the Series D stock, incorporated herein by reference to the 10/15/03 8-K.
10.41
Securities Purchase Agreement dates as of October 14, 2003 among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 10/15/03 8-K.
10.42
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

10.43
Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders signatories thereto, and Wells Fargo Foothill, Inc., dated as of March 3, 2004, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 10-K").
10.44	Continuing Guaranty dated as of March 3, 2004, between the Registrant and specified subsidiaries in favor of Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.45
Intercompany Subordination Agreement dated as of March 3, 2004 among the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.46	Form of Pledge Agreement dated as of March 3, 2004, between the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.47
Xbox Live Distribution Amendment to the Xbox Publisher License Agreement entered into as of December 8, 2003 by and among Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.), incorporated herein by reference to the 2003 10-K.
10.48	Settlement Agreement dated August 11, 2003 between WMS and Midway, incorporated herein by reference to the 2003 10-K.
10.49	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2004.
10.50	Form of Purchase Agreement between Midway and each investor in the April 2004 shelf offering, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2004.
10.51
Form of Restricted Stock Agreement between the Registrant and former employees of Surreal Software, incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 333-115055, initially filed on April 30, 2004.
10.52
Consent and First Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 5, 2004, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "3/31/04 10-Q").
10.53	Second Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 14, 2004, incorporated herein by reference to the 3/31/04 10-Q.
10.54	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.55
Settlement Agreement and General Release between the Registrant and Kenneth J. Fedesna, dated as of July 6, 2004, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "6/30/04 10-Q").
10.56
Letter Agreement dated as of June 29, 2004 between the Registrant and Mr. Nicastro amending the Severance Agreement dated May 6, 2003 between the Registrant and Mr. Nicastro, incorporated herein by reference to the 6/30/04 10-Q.

10.57
Third Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 30, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 3, 2004.
10.58
Fourth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 15, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 20, 2004.
10.59
Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004 (the "9/30/2004 10-Q"). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.60	Fifth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 5, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10.61
First Amendment made as of October 18, 2004, to Restricted Stock Agreement entered into as of May 6, 2003 between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10.62	Sixth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10.63
2000 Stock Option/Stock Issuance Plan for Midway Studios—Austin Inc. and Form of Option Agreement, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10.64	Term Extensions to Xbox Publisher License Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 18, 2004.
10.65
Letter Agreement, signed November 19, 2004, between the Registrant and WMS Industries terminating tax agreements, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 22, 2004.
10.66
Form of Restricted Stock Agreement between the Registrant and former employees of Midway Studios—Austin Inc., incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 333-120952, initially filed on December 2, 2004.
10.67
Seventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 30, 2004.
10.68
Form of Restricted Stock Agreement between the Registrant and former employees of Inevitable Entertainment, incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 333-120952, initially filed on December 2, 2004.
10.69
Form of Restricted Stock Agreement between the Registrant and former employees of Paradox Development, incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 333-121523, initially filed on December 22, 2004.

10.70
Restricted Stock Agreement between the Registrant and Christine Hsu, dated as of November 23, 2004, incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3, File No. 333-121523, filed on January 31, 2004.
10.71	2004 Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant.
10.72	Eighth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of December 28, 2004.
10.73	Ninth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of January 19, 2005.
10.74	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans.
10.75	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans.
10.76	Amended and Restated Midway Incentive Plan.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
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

MANAGEMENT ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Based on this assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective.

        The independent registered public accounting firm that audited the consolidated financial statements included in this report has issued an attestation report on management's assessment of our internal control over financial reporting. This report appears on page F-4.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Midway Games Inc.

        We have audited the accompanying consolidated balance sheets of Midway Games Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Midway Games Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Midway Games Inc.

        We have audited management's assessment, included in the accompanying Management Annual Report on Internal Control over Financial Reporting, that Midway Games Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Midway Games Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Midway Games Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Midway Games Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Games Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Midway Games Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois March 14, 2005

Midway Games Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$118,313	$41,682
Receivables, less allowances of $8,836 and $9,412 at 2004 and 2003, respectively	15,724	15,814
Inventories	6,893	3,566
Capitalized product development costs	27,850	11,292
Prepaid expenses and other current assets	6,570	4,634

Total current assets	175,350	76,988
Capitalized product development costs	809	—
Property and equipment, net	15,470	13,272
Goodwill	39,533	33,464
Other assets	11,155	1,725

Total assets	$242,317	$125,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,673	$5,413
Accrued compensation and related benefits	5,183	3,674
Accrued royalties	3,493	2,961
Accrued selling and marketing	3,525	2,016
Current portion of long-term debt	3,333	—
Other accrued liabilities	11,249	12,255

Total current liabilities	33,456	26,319
Long-term debt	10,278	—
Due to related parties	—	12,402
Deferred income taxes	6,773	5,460
Other noncurrent liabilities	340	1,219
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated; 446 and 3,500 shares issued and outstanding at 2004 and 2003, respectively; redeemable at $4,460 and $35,000 at 2004 and 2003, respectively	4,453	32,156
Stockholders' equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 87,883,494 and 58,842,196 shares issued at 2004 and 2003, respectively	879	588
Additional paid-in capital	392,177	244,963
Accumulated deficit	(190,612)	(170,667)
Accumulated translation adjustment	(1,420)	(919)
Deferred compensation	(4,379)	(347)
Treasury stock, at cost, 1,096,646 and 2,930,000 shares at 2004 and 2003, respectively	(9,628)	(25,725)

Total stockholders' equity	187,017	47,893

Total liabilities and stockholders' equity	$242,317	$125,449

See notes to consolidated financial statements.

Midway Games Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net revenues
Home video	$161,595	$92,524	$190,412
Coin-operated video	—	—	1,445

Total net revenues	161,595	92,524	191,857
Cost of sales
Home video—product costs and distribution	62,742	47,206	73,945
Home video—royalties and product development.	41,275	66,099	68,141

Home video—total cost of sales	104,017	113,305	142,086
Coin-operated video	—	—	613

Total cost of sales	104,017	113,305	142,699

Gross profit (loss)	57,578	(20,781)	49,158
Research and development expense	25,621	22,809	26,310
Selling and marketing expense	41,159	35,044	47,281
Administrative expense	15,949	27,688	17,211
Restructuring and other charges	(106)	9,653	10,621

Operating loss	(25,045)	(115,975)	(52,265)
Interest income	1,267	751	1,775
Interest expense	(1,248)	(70)	(1)
Other income (expense), net	6,395	1,331	2,145

Loss before income taxes	(18,631)	(113,963)	(48,346)
Provision for income taxes	1,314	1,264	5,477

Net loss	(19,945)	(115,227)	(53,823)
Preferred stock dividends:
Distributed	1,884	1,455	1,159
Imputed	2,915	1,252	18,636

Loss applicable to common stock	$(24,744)	$(117,934)	$(73,618)

Basic and diluted loss per share of common stock	$(0.34)	$(2.43)	$(1.61)

Average number of shares outstanding	72,421	48,486	45,586

See notes to consolidated financial statements.

Midway Games Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Deferred Compensation	Treasury Stock At cost	Total Stockholders' Equity
Balance at December 31, 2001	44,852	$448	$197,999	$(1,617)	$(144)	$—	$(16,103)	$180,583
Net loss				(53,823)				(53,823)
Translation adjustment					(292)			(292)

Comprehensive loss								(54,115)
Exercise of common stock options	28	1	232					233
Stock option expense			508					508
Repurchase of common stock (1,751,500 shares)							(9,622)	(9,622)
Dividend on Series B preferred stock
Distributed			(1,159)					(1,159)
Imputed			(18,636)					(18,636)
Conversion of Series B preferred stock into common stock	4,519	45	42,130					42,175

Balance at December 31, 2002	49,399	494	221,074	(55,440)	(436)	—	(25,725)	139,967
Net loss				(115,227)				(115,227)
Translation adjustment					(483)			(483)

Comprehensive loss								(115,710)
Stock option expense			358					358
Sale of common stock	9,318	93	23,364					23,457
Issuance of restricted common stock	125	1	445			(446)		—
Amortization of restricted stock deferred compensation						99		99
Dividend on Series B preferred stock
Distributed			(192)					(192)
Imputed			(554)					(554)
Dividend on Series C preferred stock
Distributed			(833)					(833)
Imputed			(442)					(442)
Proceeds from sale of Series C preferred stock allocated to warrants and options to purchase			2,178					2,178
Dividend on Series D preferred stock
Distributed			(430)					(430)
Imputed			(256)					(256)
Exchange of Series C warrants and options to purchase for Series D warrants and options to purchase			251					251

Balance at December 31, 2003	58,842	588	244,963	(170,667)	(919)	(347)	(25,725)	47,893
Net loss				(19,945)				(19,945)
Translation adjustment					(501)			(501)

Comprehensive loss								(20,446)
Stock option expense			410					410
Sale of common stock	11,350	114	78,185					78,299
Exercise of common stock options	4,229	42	24,132				134	24,308
Exercise of common stock warrants	1,141	11	4,267					4,278
Issuance of stock for acquisitions	540	5	5,199				4,845	10,049
Conversion of Series D preferred stock	11,644	117	43,587					43,704
Issuance of restricted common stock	137	2	1,720			(5,363)	3,641	—
Amortization of restricted stock deferred compensation						1,331		1,331
Treasury shares issued pursuant to payment of retirement benefits			(5,487)				7,477	1,990
Dividend on Series D preferred stock
Distributed			(1,884)					(1,884)
Imputed			(2,915)					(2,915)

Balance at December 31, 2004	87,883	$879	$392,177	$(190,612)	$(1,420)	$(4,379)	$(9,628)	$187,017

See notes to consolidated financial statements.

Midway Games Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(19,945)	$(115,227)	$(53,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,892	7,872	8,469
Receivables provision	16,456	16,114	28,713
Amortization of capitalized product development costs, including writedowns	31,305	60,558	61,784
Deferred income taxes	1,314	1,314	5,390
Stock-based compensation expense	1,741	457	508
Loss on disposal of property and equipment	61	298	216
Gain from settlement of due to former parent (WMS Industries Inc.)	(4,987)	—	—
Changes in operating assets and liabilities:
Receivables	(15,728)	21,697	(59,513)
Inventories	(3,222)	5,956	(6,993)
Capitalized product development costs	(48,672)	(43,089)	(70,572)
Prepaid expenses and other current assets	(1,867)	(234)	(1,285)
Accounts payable and accruals	2,932	(15,150)	14,779
Other assets and liabilities	(11,362)	11,066	12,385

Net cash used in operating activities	(46,082)	(48,368)	(59,942)
INVESTING ACTIVITIES
Purchases of property and equipment	(4,161)	(2,068)	(8,442)
Cash acquired from acquisitions, net of direct costs	76	—	—
Net change in short-term investments	—	—	41,000

Net cash (used in) provided by investing activities	(4,085)	(2,068)	32,558
FINANCING ACTIVITIES
Proceeds from long-term debt	15,000	—	—
Payment of debt issuance costs	(789)	—	—
Payment of long-term debt	(1,389)	—	—
Net proceeds from sale of common stock	78,299	23,457	—
Cash received on exercise of common stock options	24,128	—	233
Cash received on exercise of common stock warrants	4,278	—	—
Net proceeds from sale of Series D preferred stock	12,422	—	—
Cash dividend on preferred stock	(1,658)	(1,087)	(1,363)
Remittance of withholding taxes in lieu of stock issuance	(3,924)	—	—
Net proceeds from sale of Series C preferred stock and warrants	—	34,050	—
Exchange of Series C for Series D preferred stock and warrants	—	(163)	—
Redemption of Series B preferred stock	—	(13,125)	—
Purchase of treasury stock	—	—	(9,622)

Net cash provided by (used in) financing activities	126,367	43,132	(10,752)

Effect of exchange rate changes on cash	431	3	237

Increase (decrease) in cash and cash equivalents	76,631	(7,301)	(37,899)
Cash and cash equivalents at beginning of period	41,682	48,983	86,882

Cash and cash equivalents at end of period	$118,313	$41,682	$48,983

Supplemental Disclosure of Cash Flow Information
Interest paid	$856	$65	$1

See notes to consolidated financial statements.

Midway Games Inc.

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        We develop and publish interactive entertainment software (the "Videogame Business"). Videogames for play on home consoles, handheld devices, and personal computers are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony's PlayStation 2 computer entertainment system, Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. We exited our coin-operated videogame product line in the quarter ended June 30, 2001; see Note 10 for further details regarding our restructuring activities.

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

Receivable Allowances

        Receivables are stated net of allowances for price protection, returns, discounts and doubtful accounts.

        We often grant price protection or discounts to, and sometimes allow product returns from, our customers under certain conditions. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. The provision related to this allowance is reported in net revenues. Price protection means credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted and (k) other relevant factors. Sell-through refers to consumer purchases of our product at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges. However, we are under no contractual obligation to grant such credits.

        We evaluate the collectibility of our trade receivables and establish an allowance for doubtful accounts based on a combination of factors. The provision related to this allowance is reported in administrative expense. We analyze significant customer accounts and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Additionally, we may record allowances for doubtful accounts related to customers based on length of time the receivable balance is outstanding, financial health of the customer and historical experience. Once an allowance is established, if repeated efforts to collect from the customer have failed and collection is deemed unlikely, we may write off the customer's account as uncollectible. In addition, we may suspend shipment to customers deemed to be high credit risk or require cash in advance for shipments. This analysis requires management to make estimates of collectibility which may differ from actual collections. If circumstances related to our customers change, the amount and timing of bad debt expense for any period may be impacted.

Inventories

        Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market and consist of finished goods.

Capitalized Product Development Costs

        Our capitalized product development costs consist of software development costs for videogames that will be sold. We account for software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us.

        We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized software development costs are amortized to expense based on the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. In accordance with SFAS No. 86, included in the amortization amounts are writedowns of capitalized costs associated with videogames for which we lowered our sales forecasts for games in development, cancelled development of previously unannounced games or increased the estimated costs to complete. See Note 3 for further details regarding capitalized product development costs.

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

Goodwill

        Goodwill represents the excess purchase price over the fair market value of net identifiable assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not recognize amortization expense on goodwill but conduct an ongoing impairment review of the asset. We use October 1 as the date of our annual review of impairment of goodwill. During 2004, 2003 and 2002, we completed this annual review and determined there was no impairment.

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

        The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Reported loss applicable to common stock	$(24,744)	$(117,934)	$(73,618)
Deduct stock-based compensation expense	1,741	457	508
Add stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects, if applicable	(9,234)	(15,227)	(8,903)

Pro forma net loss applicable to common stock	$(32,237)	$(132,704)	$(82,013)

Basic and diluted loss per share:
As reported	$(0.34)	$(2.43)	$(1.61)
Pro forma	$(0.45)	$(2.74)	$(1.80)

        Our accounting for stock-based awards will be impacted by a recently issued accounting pronouncement, SFAS No. 123R (revised 2004), Share-Based Payment. See "Recently Issued Accounting Pronouncements" below for further details. Also, refer to Note 8 for further information regarding our stock-based compensation plans.

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

        Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and we fulfill our obligations, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenues as earned. License and royalty revenues were $3,588,000, $1,051,000, and $1,243,000 during 2004, 2003 and 2002, respectively.

Distribution Costs

        Distribution costs, including shipping and handling costs, are included in cost of sales.

Advertising Expense

        The cost of advertising is charged to selling and marketing expense as incurred, except for costs associated with advertising campaigns which are deferred and charged to expense upon the first use of the advertising campaign. Advertising expenses for 2004, 2003 and 2002 were $27,324,000, $20,858,000, and $32,097,000, respectively. The total amount of advertising costs reported as assets at December 31, 2004 and 2003 were $1,347,000 and $1,102,000, respectively, and are included with prepaid expenses and other current assets in the consolidated balance sheets. We also share portions of certain customers' advertising expenses through co-op advertising arrangements. Cooperative advertising allowances provided to customers are recognized as a reduction of revenues, except for cooperative advertising that provides a separate identifiable benefit and the benefit's fair value can be established, in which case the cooperative advertising is recognized as selling and marketing expense.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currencies

        The local currency is the functional currency for our foreign operations. Assets and liabilities of our foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected as a foreign currency translation adjustment in stockholders' equity.

        Foreign currency transaction gains are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. We classify foreign currency transaction gains and losses in other income and expenses, net in the consolidated statements of operations. Net foreign currency transaction gains were $1,215,000, $1,131,000 and $914,000 for 2004, 2003 and 2002, respectively.

Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss is disclosed on the consolidated statements of changes in stockholders' equity. Foreign currency translation adjustments have been the only component of comprehensive loss. Accordingly, accumulated other comprehensive loss is equal to the accumulated translation adjustment of $1,420,000 and $919,000 at December 31, 2004 and 2003, respectively.

Loss per Common Share

        The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding on each of the following dates (in thousands):

	December 31,
Type
	2004	2003	2002
Stock options	7,583	11,230	9,053
Warrants	679	2,870	1,729
Contingent shares	1,185	1,332	608
Redeemable convertible preferred stock, Series B	—	—	1,238
Redeemable convertible preferred stock, Series D	1,115	9,589	—

Total	10,562	25,021	12,628

        At December 31, 2004, contingent shares represent those shares of our common stock granted to individuals which have restrictions placed as to transferability that will lapse over a defined period as set at the date of grant. The following table discloses the vesting of contingent shares remaining as of December 31, 2004:

Vesting period	Number of Shares
2005	528
2006	362
2007	295

Total	1,185

        The calculation of loss per share of common stock for 2004, 2003 and 2002 did not include the effect of stock options, warrants, contingent shares or convertible preferred stock because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the reported periods was used in their respective calculations of basic and diluted loss per share of common stock.

        In March 2004, the Emerging Issues Task Force ("EITF") reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that entitle the holder to participate in undistributed earnings. This includes, but is not limited to, dividends of the company when, and if we declare dividends on our common stock. EITF 03-6 also provides guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004 and is applied by restating previously reported EPS. Effective April 2004, we adopted the provisions of EITF 03-6. The adoption had no impact on our basic and diluted loss per share for the year ended December 31, 2004. Under our current capital structure, EITF 03-6 will have the impact of reducing our basic and diluted EPS attributable to common stock in future periods when we have net income.

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

        The following table discloses information about geographic areas and major customers for the respective reporting periods (in thousands):

	Years Ended December 31,
	2004	2003	2002
Geographic areas
Net revenues outside of United States	$35,025	$26,471	$23,899
Major customers
Home video net revenues from largest customer	$25,883	$10,865	$27,731
Home video net revenues from second largest customer	16,939	8,537	22,237

        Net assets located outside of the United States, after elimination of intercompany accounts, totaled $9,808,000 and $1,354,000 as of December 31, 2004 and 2003, respectively.

        Receivables from customers representing 10% or more of our gross receivables balance totaled $6,055,000 (two customers) and $10,280,000 (three customers) at December 31, 2004 and 2003, respectively. Such amounts are prior to applying any allowances for doubtful accounts, price protection, returns or discounts.

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

Reclassifications

        Certain amounts reported in the previous periods' notes to the consolidated financial statements have been reclassified to conform to the 2004 presentation.

Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amount in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above, under caption "Stock-Based Compensation", reflects the estimated impact that such a change in accounting treatment would have had if it had been in effect during 2004, 2003 and 2002. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. We will begin to apply SFAS No. 123R using the most appropriate fair value model beginning with the three-month period ending September 30, 2005. We currently plan to adopt the modified prospective application method allowed under SFAS No. 123R and estimate an additional charge to expense of approximately $2,000,000 in fiscal 2005 relating to currently outstanding stock options. The actual impact will depend upon the final fair value model selected and any additional options that may be granted during 2005.

NOTE 2: ACQUISTIONS

        During 2004, we acquired three privately-held software developers. The acquisitions strengthen our internal product development team and reinforce our ability to create high quality games. The operations of each business acquired are included in our statements of operations from the respective acquisition dates through December 31, 2004. Pro forma consolidated statements of operations related to these acquisitions are not shown, since they would not differ materially from reported results. Goodwill, non-compete agreements and certain software recorded in connection with the acquisitions are not deductible for income tax purposes.

Surreal

        On April 5, 2004, we acquired privately-held Surreal Software Inc. ("Surreal") in an all-stock transaction. Surreal had previously worked with us in the development of The Suffering, a videogame we released in March 2004. We acquired all of the outstanding capital stock of Surreal held by Surreal shareholders (the "Surreal Selling Shareholders") in exchange for 540,316 shares of our common shares with a value of $3,988,000. The ability to transfer certain of these shares is restricted until specified dates are reached through April 2007. In addition to these 540,316 shares, a total of 137,199 restricted shares of our common stock, with a value of $1,013,000, were issued as retention incentives to 13 key Surreal employees, none of whom were Surreal Selling Shareholders and each of whom became our employees after the acquisition. Restrictions on these shares lapse at various dates through March 2007.

        The purchase price allocation, including $199,000 of direct costs associated with the acquisition, is as follows:

Net tangible assets, including software	$1,271,000
Non-compete agreements	330,000
Goodwill	2,586,000

Total	$4,187,000

        The non-compete agreements are being amortized on a straight-line basis over three years. Amortization expense related to the non-compete agreements for the year ended December 31, 2004 was $83,000.

Inevitable

        On October 5, 2004, we acquired privately-held Inevitable Entertainment Inc. ("Inevitable"), in an all-stock transaction. Prior to the acquisition, Inevitable was working with us on the development of Area 51, a videogame we expect to release in 2005. We acquired all of the outstanding capital stock of Inevitable held by Inevitable shareholders (the "Inevitable Selling Shareholders") in exchange for 218,421 shares of our common stock with a value of $2,287,000. The ability to transfer certain of these shares is restricted until specified dates are reached through October 2007. In addition, in conjunction with this acquisition, Inevitable stock options held by Inevitable employees were modified such that each Inevitable stock option became exercisable for 0.042 Midway common stock shares at an exercise price of $4.05 per Midway share. 34,672 shares of Midway common stock are subject to these options.

These 34,672 stock options had a fair value of $275,000 on the date of the acquisition, and this amount was recorded as purchase price consideration. In addition to shares and stock options issued for the acquisition of Inevitable, a total of 152,824 restricted shares of our common stock, with a value of $1,600,000, were issued as retention incentives to 11 key Inevitable employees, three of whom were also Inevitable Selling Shareholders and all of whom became our employees after the acquisition. Restrictions on these shares lapse at various dates through September 2007.

        The preliminary purchase price allocation, including $13,000 of direct costs associated with the acquisition, is as follows:

Net tangible assets, including software	$1,259,000
Non-compete agreements	100,000
Goodwill	1,216,000

Total	$2,575,000

        This purchase price allocation is subject to adjustment, based on the final results of a third party valuation.

        The non-compete agreements are being amortized on a straight-line basis over two years. Amortization expense related to the non-compete agreements for the year ended December 31, 2004 was $21,000.

Paradox

        On November 23, 2004, we acquired privately-held CWS Entertainment Ltd., doing business as Paradox Development ("Paradox"), in an all-stock transaction. Prior to the acquisition, Paradox was working with us on the development of Mortal Kombat: Shaolin Monks, a videogame we expect to release in 2005. In conjunction with this acquisition, we issued 319,049 shares of our common stock to the sole shareholder of Paradox, who became our employee after the acquisition. The ability to transfer 309,525 of these shares is restricted until specified dates through November 2007. Of this amount, 247,620 shares of our common stock with a value of $2,600,000 were accounted for as purchase price consideration. The remaining 71,429 shares with a value of $750,000 were accounted for as a retention incentive and are subject to forfeiture if the sole shareholder terminates her employment with us, or we terminate her employment for cause, before the restrictions on those shares lapse. In addition, we issued 85,714 shares of our common stock with a value of $900,000 to Interactive Studio Management, LLC ("ISM"), a party unrelated to us, in payment of an obligation of Paradox to ISM. All of ISM's shares may be sold immediately. In addition to the shares issued as described above, an additional 190,477 restricted shares of our common stock, with a value of $2,000,000, were issued as retention incentives to 14 key Paradox employees, all of whom became our employees after the acquisition. Restrictions on these shares lapse at various dates through November 2007.

        The preliminary purchase price allocation, including $94,000 of direct costs associated with the acquisition, is as follows:

Net tangible assets, including software	$927,000
Non-compete agreements	400,000
Goodwill	2,267,000

Total	$3,594,000

        This purchase price allocation is subject to adjustment, based on the final results of a third party valuation.

        The non-compete agreements are being amortized on a straight-line basis over four years. Amortization expense related to the non-compete agreements for the year ended December 31, 2004 was $13,000.

Summary of Restricted Stock Issued

        The following table summarizes the value and the number of common stock shares issued in conjunction with each 2004 acquisition:

	Purchase Price Consideration		Retention Incentives
	Number of shares	Fair value on date of issuance	Number of shares	Fair value on date of issuance
Surreal	540,316	$3,998,000	137,199	$1,013,000
Inevitable	218,421	2,287,000	152,824	1,600,000
Paradox	333,334	3,500,000	261,906	2,750,000

Total	1,092,071	$9,785,000	551,929	$5,363,000

        The restrictions on transferability lapse as follows:

	Purchase Price Consideration			Retention Incentives
	Surreal	Inevitable	Paradox	Surreal	Inevitable	Paradox
2004	256,777	96,444	95,238	54,879	28,654	—
2005	94,513	68,899	161,905	27,440	74,502	99,993
2006	94,513	22,966	38,095	27,440	24,834	80,945
2007	94,513	30,112	38,096	27,440	24,834	80,968

Total	540,316	218,421	333,334	137,199	152,824	261,906

        The value of the common stock shares issued as purchase price consideration was accounted for as a component of the purchase price under the provisions of SFAS No. 141, Business Combinations. The value of the common stock shares issued as retention incentives is being accounted for as employee compensation and the expense related to these amounts is being recognized on a straight-line basis in accordance with the vesting schedule applicable to the restricted common stock shares associated with each respective acquisition. At the date of each respective acquisition, the value of the restricted common stock shares issued as retention incentives was recorded as deferred compensation in stockholders' equity. During 2004, amortization of the deferred compensation related to the retention incentives described above totaled $1,182,000.

NOTE 3: CAPITALIZED PRODUCT DEVELOPMENT COSTS

        The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Years Ended December 31,
	2004	2003	2002
Beginning balance	$11,292	$28,761	$19,973
Additions	48,672	43,089	70,572
Amortization, including writedowns	(31,305)	(56,883)	(52,826)
Restructuring charges	—	(3,675)	(8,958)

Ending balance	$28,659	$11,292	$28,761

        During 2003 and 2002, we recorded certain impairment charges for capitalized product development costs in the restructuring and other charges line item of our consolidated statement of operations. See Note 10 for details regarding restructuring and other charges.

NOTE 4: PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation and amortization, were (in thousands):

	December 31,
	2004	2003
Land, buildings and building improvements	$4,261	$4,209
Leasehold improvements	5,950	5,641
Furniture, fixtures, equipment and software	42,682	37,175
Construction-in-progress	1,814	190

	54,707	47,215
Less accumulated depreciation and amortization	(39,237)	(33,943)

Property and equipment, net	$15,470	$13,272

        Depreciation expense related to property and equipment was $5,776,000, $7,872,000 and $8,469,000 for 2004, 2003 and 2002, respectively.

NOTE 5: OTHER ACCRUED CURRENT LIABILITIES

        Other accrued current liabilities were (in thousands):

	December 31,
	2004	2003
Product development advance	$5,351	$5,265
Accrued restructuring costs	560	1,115
Other accrued liabilities	5,338	5,875

Other accrued current liabilities	$11,249	$12,255

NOTE 6: CREDIT FACILITY

        In March 2004, we entered into a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000 (the "Credit Facility"). The Credit Facility was subsequently amended to, among other changes, lower the interest rates charged under the Credit Facility, allow for certain acquisitions and reduce certain reporting requirements.

        The term loan has a five year term and is to be repaid in equal monthly installments from August 2004 to February 2009. The term loan bears interest at our election of either the bank's base rate (5.25% at December 31, 2004) or the LIBOR rate (2.56% at December 31, 2004) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, as defined, but in no event greater than the bank's base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. At December 31, 2004, the interest rate on the term loan was 5.25% and the remaining outstanding balance was $13,611,000.

        Availability under the revolving line of credit up to $15,000,000 is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. The revolving line of credit has a five year term and bears interest at our election of either the bank's base rate (5.25% at December 31, 2004) or the LIBOR rate (2.56% at December 31, 2004) plus 2.75%, but in no event less than 4.0%. The interest rates under the revolving line of credit are adjusted annually based on our operating results under the test set forth in the Credit Facility, but in no event greater than the bank's base rate plus 1.0% or the LIBOR rate plus 3.75%, as applicable. During 2004, no amounts were outstanding under the revolving line of credit.

        In addition, the Credit Facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. We had one $75,000 letter of credit outstanding at December 31, 2004. A fee of 0.5% per annum multiplied by the unused portion of the revolving line of credit is due and payable on a monthly basis.

        Debt issuance costs through December 31, 2004 of $789,000 were capitalized and are being amortized by applying the effective interest method over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the consolidated statement of operations.

        Substantially all of our assets are pledged as collateral under the Credit Facility. The Credit Facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit. The Credit Facility also restricts our ability to make payments, including dividends and other distributions on our capital stock (except in shares of common stock and the scheduled quarterly dividends on our Series D preferred stock), restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the Credit Facility restricts our ability to repurchase or redeem any shares of our capital stock, except we may redeem any remaining Series D preferred stock at maturity with shares of our common stock or in cash if after the redemption date we would have cash and borrowing availability under our line of credit of at least $25,000,000. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $600,000.

        We previously had a letter of credit facility with a different bank providing for the availability of up to $10,000,000 of letters of credit through June 30, 2004, which was terminated upon our entering into the new credit facility with Wells Fargo Foothill, Inc. in March 2004. We had no letters of credit outstanding at December 31, 2003 under this previous facility.

NOTE 7: INCOME TAXES

        For 2004, 2003 and 2002, we recorded a valuation allowance against our deferred tax asset. The valuation allowance decreases the deferred tax assets to the amount reasonably expected to be used.

The applicable accounting guidance limits the amount expected to be used to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. We will be required to provide additional valuation allowance in future periods should tax losses occur. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, expense will be recognized. The valuation allowance increased $18,910,000 and $43,472,000 in 2004 and 2003, respectively. The valuation allowance may be reversed into income in future periods if and when we return to profitability.

        Significant components of the provision for income tax for 2004, 2003 and 2002, were (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	(27)	—
Foreign	—	(23)	87

Total current	—	(50)	87
Deferred:
Federal	(7,605)	(38,260)	(17,069)
State	(480)	(2,416)	463
Foreign	(448)	(1,482)	(1)

Total deferred	(8,533)	(42,158)	(16,607)
Valuation allowance	9,847	43,472	21,997

Provision for income taxes	$1,314	$1,264	$5,477

        Consolidated loss before income taxes includes loss from foreign operations of $1,526,000, $391,000 and $3,597,000, for 2004, 2003 and 2002, respectively.

        The income tax provision differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.2)%	(2.2)%	0.6%
Valuation allowance	52.8%	38.1%	45.4%
WMS settlement (See Note 13)	(10.0)%	—	—
Other, net	1.4%	0.2%	0.3%

	7.0%	1.1%	11.3%

        Current income tax receivable and payable by jurisdiction were (in thousands):

	December 31,
	2004	2003
Current Tax Receivable:
Federal	$—	$—
State	—	—
Foreign	—	71

Total receivable	$—	$71

Current Tax Payable:
Federal	$4	$—
State	25	—
Foreign	—	—

Total payable	$29	$—

        Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

        Significant components of our deferred tax assets and liabilities at December 31, 2004 and 2003 were (in thousands):

	December 31,
	2004	2003
Deferred tax assets resulting from:
Tax loss carryforward	$114,549	$84,051
Book over tax depreciation	—	523
Accrued items not currently deductible	3,129	5,738
Receivable allowance	1,704	3,088

Gross deferred tax assets	119,382	93,400

Deferred tax liabilities resulting from:
Tax over book depreciation	680	—
Goodwill	6,773	5,460
Capitalized product development costs	10,664	4,202
Other	272	342

Gross deferred tax liabilities	18,389	10,004

Valuation allowance	(107,766)	(88,856)

Net deferred tax liabilities	$(6,773)	$(5,460)

        During 2004 and 2002, Midway paid no income taxes. During 2003, $68,000 of foreign income taxes were paid, which were then subsequently refunded in 2004. During 2002 we received tax refunds totaling $13,626,000 based on net operating loss carryback claims filed with the Internal Revenue Service and state taxing authorities. During 2003 we received state tax refunds of $31,000. At December 31, 2004, we had a net operating loss carryforward of $302,530,000 for federal income tax purposes which expires from 2019 to 2024, and aggregate net operating loss carryforwards of $104,935,000 for state income tax purposes which expire from 2009 to 2022. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. The net operating loss carryforward at December 31, 2004 includes $35,169,000 relating to deductions allowed for employee stock-related compensation. These deductions resulted in a gross deferred tax asset of $13,086,000. The valuation allowance includes $13,086,000 against that deferred tax asset which will be credited to additional paid-in capital if we use the net operating loss carryforward.

NOTE 8: PREFERRED STOCK AND WARRANTS

        We have 5,000,000 authorized shares of preferred stock issuable in series, and the relative rights and preferences and number of shares in each series are to be established by the board of directors at the time of designation of each series.

Series B Redeemable Convertible Preferred Stock and Warrants

        During May 2001, we sold 4,200 shares of Series B redeemable convertible preferred stock ("Series B preferred stock") and warrants to purchase 1,050,000 shares of our common stock for $42,000,000 in a private placement resulting in proceeds of $39,400,000, net of cash issuance costs. Warrants were also issued to the private placement agent as partial compensation.

        The shares of Series B preferred stock had a stated value of $10,000 per share and provided for a dividend of 4% payable quarterly in cash or additional Series B preferred stock at our option. The shares of Series B preferred stock were convertible into our common stock at $9.33 per share. The terms of the Series B preferred stock also included an option to acquire 1,312.5 additional shares of Series B preferred stock at $10,000 per share.

        In August 2001, the option to purchase additional shares of Series B preferred stock was exercised by all of the investors, and we received proceeds of $12,425,000, net of cash issuance cost. The additional Series B preferred shares had similar provisions as the initial Series B preferred shares, except that the conversion price was $10.60. Warrants were also issued to the private placement agent as partial compensation.

        In May 2002, the investors converted the initial 4,200 shares of Series B preferred stock into 4,501,608 shares of common stock at the conversion price of $9.33 per share. An additional 17,266 shares of common stock were issued to the investors upon conversion to satisfy $161,000 of net accrued dividends that existed on the date of conversion. This conversion accelerated the recognition of imputed preferred stock dividends (i.e. non-cash dividends) that otherwise would have been recognized in subsequent periods. We have 5,000,000 authorized shares of preferred stock issuable in series, and the relative rights and preferences and number of shares in each series are to be established by the board of directors at the time of designation of each series.

        The warrants issued to the purchasers of Series B preferred stock in May 2001 had three-year terms and could have been used to purchase 1,050,000 shares of our common stock at an exercise price of $9.33 per share; however, all of these warrants expired unexercised. The warrants issued in 2001 to the private placement agent have five-year terms and can be used to purchase 555,161 shares of our common stock at an exercise price of $9.33 per share, and 123,821 shares of our common stock at an exercise price of $10.60 per share. All of the placement agent warrants remained unexercised at December 31, 2004.

Series C and Series D Redeemable Convertible Preferred Stock and Warrants

        In May 2003, we sold 3,500 shares of Series C redeemable convertible preferred stock ("Series C preferred stock") and warrants to purchase 1,141,000 shares of our common stock for $35,000,000 in a private placement resulting in proceeds of $34,050,000, net of cash issuance costs. In conjunction with the sale of the Series C preferred stock, we redeemed the remaining 1,312.5 shares of outstanding Series B preferred stock at the stated value of $13,125,000.

        On October 14, 2003, we entered into an agreement whereby the shares of the Series C preferred stock, along with associated warrants and an option to purchase additional Series C preferred shares, were exchanged for shares of Series D redeemable convertible preferred stock ("Series D preferred stock"), associated warrants and an option to purchase additional Series D preferred shares. As a result of this exchange, the Series C preferred shares and associated warrants were cancelled and are no longer outstanding. With the exception of the conversion and exercise prices, the Series D preferred stock and related securities have terms similar to the terms of the Series C preferred stock and related securities.

        The Series D preferred stock and associated warrants and purchase rights have been reflected as an exchange of such securities rather than a cancellation of the Series C preferred stock and associated warrants and purchase rights and the issuance of the Series D preferred stock and associated warrants and purchase rights.

        Pursuant to those agreements, we designated 4,750 shares of Series D preferred stock (stated value $10,000 per share) and issued an aggregate of 3,500 shares of Series D preferred stock in an exchange for an equal number of shares of outstanding Series C preferred stock. The holders of such shares also had a one-year right to acquire an additional 1,250 shares of Series C preferred stock which rights were exchanged for the right to acquire an additional 1,250 shares of the newly created Series D preferred stock until May 2004 at the stated value of $10,000 per share. During 2004, the holders exercised these rights to acquire the additional 1,250 shares of Series D preferred stock at $10,000 per share, resulting in proceeds of $12,422,000, net of cash issuance costs.

        During 2004, the holders of our Series D preferred stock converted all of the initial 3,500 shares of Series D preferred stock into 9,589,040 shares of common stock at the conversion price of $3.65 per share. Also, 804 of the additional 1,250 shares of Series D preferred stock purchased earlier in the year were converted into 2,010,000 shares of common stock at a conversion price of $4.00 per share. An additional 44,546 shares of common stock were issued to the holders upon these conversions to satisfy net accrued dividends that existed on the dates of conversion. These conversions accelerated the recognition of $2,301,000 of imputed preferred stock dividends (i.e., non-cash dividends) that otherwise would have been recognized in later periods.

        The remaining 446 shares of Series D preferred stock outstanding at December 31, 2004 have a stated value of $4,460,000, are convertible into our common stock at the rate of $4.00 per share of common stock and have a mandatory redemption date of March 15, 2006.

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

        The holders of the remaining 446 shares of Series D preferred stock may convert their shares into 1,115,000 shares of common stock at any time. During the nine month period from June 15, 2005 to the March 15, 2006 maturity date, we may have the right to require the holders of the remaining shares of Series D preferred stock to convert some or all of those shares into the Company's common stock. Such right will be triggered if the weighted average price of our common stock for 15 trading days in a twenty consecutive trading day period immediately prior to our election to require conversion is at or above $7.00.

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

        The holders of the outstanding shares of Series D preferred stock have the right to put to us their shares of Series D preferred stock (or so much of the shares as are affected) at 125% of the stated value in the event of a change in control or up to 120% of the stated value upon the occurrence of a default under the certificate of designations for the Series D preferred stock. For these purposes, a change in control is any sale of all or substantially all of our assets or stock or any business combination such as a merger with another company if following such sale or other transaction, the holders of our common stock do not have sufficient voting power to elect a majority of the members of the board of directors of the purchaser or surviving entity. If we announce a business transaction in which the holders of our common stock will receive cash in exchange for their shares of common stock, then we have the right to require that all, but not less than all, of the outstanding shares of Series D preferred stock be redeemed for 130% of the stated value if the cash transaction occurs before May 14, 2005 and 125% of the stated value if the cash transaction occurs from May 15, 2005 through May 15, 2006.

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

  •
  if our common stock is suspended from trading or ceases to be listed on the New York Stock Exchange, the NASDAQ National Market, the American Stock Exchange or The NASDAQ SmallCap Market for a period of five (5) consecutive trading days or for more than ten (10) trading days in any 365-day period;

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

        The warrants issued in May 2003 in connection with the original issuance of the Series C preferred stock, exercisable for an aggregate of 1,141,000 shares of our common stock at a purchase price of $4.60 per share, were surrendered and exchanged for new warrants to purchase an aggregate of 1,141,000 shares of our common stock at a purchase price of $3.75 per share. During 2004, the holders of these warrants exercised all of their warrants. This resulted in proceeds of $4,278,000 and the issuance of 1,141,000 shares of common stock. These proceeds were used for general corporate purposes.

        The determination of the amounts included in the consolidated balance sheets for the redeemable convertible preferred stock is as follows (in thousands):

Series B
Proceeds from May 2001 and August 2001 issuances	$55,125
Cash issuance cost	(3,300)

Net proceeds	51,825
Amounts allocated to (included in additional paid-in capital):
Warrants issued to private placement agent	(3,820)
Warrants issued to investors	(4,294)
Option to purchase additional preferred shares	(2,496)
Beneficial conversion rate	(9,453)

(20,063)

Amount allocated to preferred stock	31,762

Imputed dividend charged to retained earnings	4,187

Amount in December 31, 2001 consolidated balance sheet	35,949
Imputed dividends charged to additional paid-in capital	18,636
Beneficial conversion rate	(14)
Conversion to common stock	(42,000)

Amount in December 31, 2002 consolidated balance sheet	12,571
Imputed dividends charged to additional paid-in capital	554
Redemption in May 2003	(13,125)

Amount in December 31, 2004 and 2003 consolidated balance sheets	$—

Series C and Series D
Proceeds from May 2003 issuance of Series C	$35,000
Cash issuance cost	(950)

Net proceeds	34,050
Amounts allocated to (included in additional paid-in capital):
Warrants issued to investors	(927)
Option to purchase additional preferred shares	(1,251)

(2,178)

Amount allocated to Series C	31,872
Imputed dividend on Series C charged to additional paid-in capital through October 14, 2003	442
Cash cost of exchange of Series C for Series D	(163)

32,151

Adjustments to amounts allocated to (included in additional paid-in capital):
Warrants issued to investors	(380)
Option to purchase additional preferred shares	129

(251)

Amount allocated to Series D	31,900
Imputed dividend on Series D charged to additional paid-in capital through December 31, 2003	256

Amount in December 31, 2003 consolidated balance sheet	$32,156

Proceeds from the March through May, 2004 sales of Series D preferred stock	$12,500
Cash issuance cost	(78)

Net proceeds	12,422
Conversion of Series D preferred stock into common stock	(43,040)
Imputed dividend on Series D charged to additional paid-in capital through December 31, 2004	2,915

Amount in December 31, 2004 consolidated balance sheet	$4,453

        The difference between the initial carrying amounts of the shares of preferred stock issuances above and the respective redemption values is accreted using the effective interest method as an imputed dividend over their respective lives from issuance until maturity and charged to stockholders' equity. As a result of the exchange of Series C preferred stock for Series D preferred stock, adjusted amounts were allocated to the warrants issued to investors and option to purchase additional preferred shares. Any unrecognized imputed dividends related to the preferred stock are accelerated to bring the carrying amount to the redemption amount upon conversion into shares of common stock.

        As of December 31, 2004 and 2003, accrued dividends on preferred stock totaled $64,000 and $502,000, respectively, and are classified in other accrued liabilities on the consolidated balance sheets.

NOTE 9: COMMON STOCK AND STOCK OPTION PLANS

Common Stock

        We have 200,000,000 shares of common stock, $0.01 par value per share, authorized for issuance, of which 86,786,848 shares were outstanding on December 31, 2004 (excluding 1,096,646 treasury shares). The following amounts have been reserved for future issuance as of December 31, 2004 (in thousands):

Description	Number of shares
Common stock option plans	10,834
Series D preferred stock conversion	5,145
Warrants	679

Total	16,658

Common Stock Issuances

Private Placement

        In October 2003, we completed a private placement of 9,317,886 shares of our common stock at $2.65 per share, resulting in gross proceeds of $24,692,000. The net proceeds after payment of the transaction expenses were $23,457,000. One of our former board members participated in this private placement buying 37,736 shares of common stock, providing $100,000 of the gross proceeds. The common stock issued in the private placement has been registered for resale with the SEC.

Shelf Offering

        In April 2004, we completed a registered shelf offering of 11,350,000 shares of our common stock at $7.25 per share for gross proceeds of $82,288,000. The net proceeds after payment of transaction expenses were $78,299,000.

        The proceeds from these common stock sales are being used for general corporate purposes including working capital to finance inventory and receivables, capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, for acquisitions or strategic alliances.

        See Note 8 for details regarding preferred stock conversions and warrant exercises.

Restricted Stock

        Restricted common stock granted to employees as compensation is as follows:

	2004	2003	2002
Common stock shares granted	551,929	125,000	—
Weighted average grant date fair value	$9.72	$3.57	—

Executive

        In May 2003, we granted David F. Zucker, our president and chief executive officer, 125,000 shares of our common stock all of which are subject to restrictions under a Restricted Stock Agreement between Midway and Mr. Zucker, which was amended in October 2004. Unearned compensation totaling $446,000 was charged to stockholders' equity when the restricted stock was granted. The original period of restriction was to lapse provided that Mr. Zucker had been continuously employed by Midway from May 6, 2003 through the date of such lapse: as to one-third of the restricted shares: on May 6, 2004, and as to the remaining two-thirds of the restricted shares: in eight equal quarterly installments on the first day of each August, November, February and May thereafter. Under the terms of the amendment, the lapsing schedule of the period of restriction set forth in Mr. Zucker's restricted stock agreement was decelerated. Provided Mr. Zucker remains employed by us, Mr. Zucker's 72,918 restricted shares for which the period of restriction had not yet lapsed as of the date of the amendment, will lapse on May 1, 2006. In the event that Mr. Zucker's employment by Midway is terminated by voluntary resignation without "good reason," as defined, or Mr. Zucker is terminated by Midway for "cause," as defined, prior to May 1, 2006, then Mr. Zucker will forfeit those shares for which the period of restriction has not yet lapsed. If Mr. Zucker's employment by Midway is terminated for any other reason, the period of restriction will lapse as follows: 10,416 restricted shares, on November 1, 2004; and 10,417 on each of February 1, 2005, May 1, 2005, August 1, 2005, November 1, 2005, February 1, 2006 and May 1, 2006. This amendment will not have a significant impact on our future financial condition and operating results. Prior to vesting, Mr. Zucker will have all of the rights of a stockholder of Midway with respect to the restricted shares, including the right to vote such stock and to receive dividends thereon. As of December 31, 2004, a total of 52,082 of the 125,000 shares have vested. The nonvested shares are not transferable and are retained by us until they vest. Compensation expense is being recognized over the balance of the vesting period on a straight-line basis. We recognized $149,000 and $99,000 of expense during the years ended December 31, 2004 and 2003, respectively, related to these shares.

Acquisitions

        Common stock, some of which is restricted as to transferability until future dates, was issued pursuant to three business acquisitions during 2004. Common stock shares of 1,092,071 and 551,929 were issued as purchase price consideration and retention incentives to key employees of the acquirees, respectively. The 551,929 common stock shares are subject to forfeiture should these key employees terminate for certain reasons prior to vesting in their awards. See Note 2 for details of common stock issued in conjunction with these acquisitions.

Former Executive

        A total of 851,612 shares of common stock were issued out of our treasury shares to Neil D. Nicastro, our former chairman, chief executive officer and president, during 2004. These shares were issued pursuant to the terms of a severance agreement with Mr. Nicastro. See Note 13 for further details regarding related party transactions.

Rights Agreement

        We have a Rights Agreement that is intended to assure fair shareholder treatment in any attempted takeover of the Company and to guard against abusive takeover tactics. Under the Rights Agreement, each share of our common stock has an accompanying Right to purchase, under certain conditions, including a takeover attempt, one one-hundredth of a share of our Series A Preferred Stock at an exercise price of $100, permitting each holder (other than the acquiring person) to receive $200 worth of our common stock valued at the then current market price. The Rights are redeemable by us at $0.01 per Right, subject to certain conditions, at any time and expire on December 31, 2006. Rights also accompany the Series D convertible preferred stock and certain of our warrants equal to the number of Rights associated with the shares of our common stock to which the Series D convertible preferred stockholders or warrant holders would be entitled to if conversion or exercise had taken place. Sumner Redstone, who owned more than 15% of our common stock at the time of our spin-off from WMS, is exempt from the anti-takeover restrictions of the Rights Agreement.

Stock Option Plans

        We grant options under various plans. Under these plans, we may grant both incentive stock options and nonqualified options on shares of common stock through the year 2012. At December 31, 2004, 13,500,000 shares of common stock to employees and under certain conditions to non-employee directors and consultants were authorized for grant under the plans. The Compensation Committee of the board of directors has the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years. There are 2,176,092 options available for future grant under the plans as of December 31, 2004.

        In addition to the plans described above, we entered into the Zucker Option Agreement during 2003. Under this agreement, we granted Mr. Zucker 1,000,000 non-qualified stock options at an exercise price of $3.57 per share in May 2003. The options vest as to 62,500 shares: on November 1, 2004 and as to the remaining 937,500 shares: in ten equal quarterly installments on the first day of each February, May, and August and November thereafter. Under certain provisions of the agreement, Mr. Zucker is awarded additional options (up to an aggregate 2,250,000) each time that we issue shares of common stock prior to May 6, 2005. During 2004 and 2003, Mr. Zucker was granted additional stock options of 874,287 and 300,968, respectively, under this agreement. At December 31, 2004, options to purchase up to 1,074,745 shares of common stock were authorized for future grant to Mr. Zucker under the agreement.

        Also, in connection with the acquisition of Inevitable discussed in Note 2, we assumed all of the options outstanding under Inevitable's stock option plan and issued a total of 34,672 options for Midway stock in return. During 2004, 15,257 of these options were exercised at an exercise price of $4.05 per share. In the event all of the remaining outstanding options are exercised, we will issue an aggregate of 19,415 shares of our common stock at an exercise price of $4.05 per share.

        The following table summarizes all of our stock option activity for 2004, 2003 and 2002 (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001 (3,994 shares exercisable at a weighted average exercise price of $13.42)	5,512	$12.54
Granted with an exercise price equal to the market price	4,051	6.93
Granted with an exercise price lower than the market price	33	5.52

Total granted	4,084	6.92
Exercised	(28)	8.30
Forfeited	(515)	9.08

Outstanding at December 31, 2002 (4,699 shares exercisable at a weighted average exercise price of $13.18)	9,053	10.21
Granted with an exercise price equal to the market price	3,424	3.13
Exercised	—	—
Forfeited	(1,247)	8.02

Outstanding at December 31, 2003 (7,486 shares exercisable at a weighted average exercise price of $10.05)	11,230	8.30
Granted with an exercise price equal to the market price	1,180	9.89
Granted with an exercise price lower than the market price	35	4.05
Exercised(a)	(4,245)	5.73
Forfeited	(617)	9.78

Outstanding at December 31, 2004 (4,811 shares exercisable at a weighted average exercise price of $12.38)	7,583	$9.85

  (a)
  This share amount includes 16,000 shares issued from treasury upon the exercise of stock options during 2004.

        The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2004 (shares in thousands):

	Shares Covered by Options		Weighted Average Exercise Price
					Weighted Average Remaining Contractual Life
Exercise Prices
	Outstanding	Exercisable	Outstanding	Exercisable
$ 2.32 - $ 3.45	970	206	$2.58	$2.78	8.6
3.57 - 5.20	1,457	367	3.66	3.67	8.4
5.24 - 7.75	731	643	5.72	5.62	7.0
7.90 - 11.66	1,237	516	9.70	9.40	7.8
11.75 - 16.83	2,081	1,972	13.71	13.72	5.1
20.00	1,107	1,107	20.00	20.00	1.8

	7,583	4,811	9.85	12.38	6.3

        The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	0.82	0.87	0.90
Risk-free interest rate	3.43%	3.23%	3.09%
Expected lives	4 years	6 years	6 years

        The weighted average grant date fair value of options granted during the periods is as follows:

	Years Ended December 31,
	2004	2003	2002
Weighted average grant date fair value of options granted with an exercise price equal to the market price	$6.28	$2.30	$5.26
Weighted average grant date fair value of options granted with an exercise price lower than the market price	$7.92	$—	$9.55

NOTE 10: RESTRUCTURING AND OTHER CHARGES

        We have implemented several restructuring plans over recent years.

Consolidation of California Product Development and Marketing Operations

        Late in 2002 we reviewed our year to date performance, our plan for 2003 and the corresponding proposed staffing levels. We determined that we would reduce costs and consolidate operations in order to generate improved results in future periods. In December 2002, we decided to reduce the amount of leased space used in our Milpitas, California facility and terminate a group of mostly product development employees in both our Milpitas and San Diego, California facilities. In addition, three games being developed by terminated employees were cancelled due to the reduction in resources available and our judgment about their prospects. Accordingly, all capitalized product development costs related to these games were written off during 2002. In February 2003, we decided to terminate additional employees. The reduction in personnel associated with the Milpitas studio also required us to reduce the scope of our product development efforts. Accordingly, three games in development at that time were cancelled due to the reduction in product development resources and our judgment about their prospects. All capitalized product development costs related to these games were written off during 2003.

        In June 2003, we decided that rather than just reducing the size of the Milpitas operation, it was advisable to consolidate almost all of its operations into existing facilities in San Diego and Chicago, Illinois. The announcement of this decision involved communicating the plan of termination to an additional group of primarily marketing employees.

        The total number of related employees terminated was 155, all of whom had been terminated as of December 31, 2004.

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

Financial Impact of Restructuring Activities

        With respect to the restructuring plans discussed above, we have incurred the following aggregate amounts which have been reflected in the restructuring and other charges line item within operations (in thousands):

	Impairment of Capitalized Product Development Costs	Severance Costs	Lease and Long-Term Commitments and Other Costs	Fixed Asset Disposals	Total
Anticipated total expense to be incurred, including cumulative amount expensed for all periods through December 31, 2004	$13,956	$6,200	$3,548	$3,490	$27,194
Cumulative amount expensed for all periods through December 31, 2004	13,956	6,200	3,548	3,490	27,194

Anticipated future expenses as of December 31, 2004	$—	$—	$—	$—	$—

        We do not expect to incur any additional expenses in the future related to the restructuring activities discussed above.

        A reconciliation of the December 31, 2001 to December 31, 2004 liability balances arising from these restructuring activities are summarized as follows (in thousands):

	Impairment of Capitalized Product Development Costs	Severance Costs	Lease and Long-Term Commitments and Other Costs	Fixed Asset Disposals	Total
Balances at December 31, 2001	$—	$651	$963	$—	$1,614

Provision(a)	8,958	1,207	251	205	10,621
Usage/payouts	(8,958)	(958)	(572)	(205)	(10,693)

Balances at December 31, 2002	—	900	642	—	1,542

Provision(b)	4,998	2,962	1,478	215	9,653
Usage/payouts	(4,998)	(3,236)	(536)	(215)	(8,985)

Balances at December 31, 2003	—	626	1,584	—	2,210

Provision(c)	—	(28)	(78)	—	(106)
Usage/payouts	—	(598)	(946)	—	(1,544)

Balances at December 31, 2004	$—	$—	$560	$—	$560

(a)
During 2002, we recorded reversals of previously accrued charges totaling $106,000 related to changes in estimates of sublease income.

(b)
During 2003, we recorded reversals of previously accrued charges totaling $746,000 related to changes in estimates of severance costs and sublease income.

(c)
During 2004, we recorded reversals of previously accrued charges totaling $182,000 related to changes in estimates of severance costs, facility lease expense and sublease income.

        Accrued severance costs are included with accrued compensation and related benefits on the balance sheet. Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the balance sheet, depending on the nature of the underlying liability.

NOTE 11: COMMITMENTS

        We lease various office facilities, a warehouse and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at December 31, 2004 as follows (in thousands):

2005	$2,870
2006	2,886
2007	2,102
2008	814
2009	233
Thereafter	—

$8,905

        The table above excludes operating lease commitments expensed in conjunction with restructuring efforts for which we will receive no future economic benefit. Such amounts are reflected on our consolidated balance sheet at December 31, 2004 in other accrued liabilities.

        Rent expense for 2004, 2003 and 2002 was $2,876,000, $2,408,000, and $2,886,000, respectively. This gross rent expense was reduced by sublease income of $149,000, $1,194,000, and $947,000, respectively.

        Additionally, we enter into certain licenses and development agreements that require non-cancelable payments in future periods. Some of these agreements provide for advance payments or guarantee minimum payments of royalties and marketing expenses. Future minimum payments due under these agreements at December 31, 2004 are as follows (in thousands):

2005	$7,830
2006	7,578
2007	7,272
Thereafter	—

$22,680

        We are not committed to make payments under such agreements in 2008 or beyond.

NOTE 12: LEGAL PROCEEDINGS

        Three putative securities class actions were filed against us in the United States District Court, Northern District of Illinois in 2003 and were subsequently consolidated under the name "In re Midway Games, Inc. Litigation." Plaintiffs alleged that Midway and several officers of Midway, both current and former, and various placement agents or underwriters engaged by Midway in the past, concealed facts concerning expected release dates for our major new game titles, our ability to develop new game titles in a timely manner and a decrease in consumer demand for our released products. Plaintiffs claimed that, as a result, defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs further claimed that our financial statements during the class period violated Generally Accepted Accounting Principles because they did not include timely write-offs of capitalized product development costs, and because they did not include adequate reserves for price protection, returns and discounts. On August 27, 2004, the District Court entered an order granting defendants' motion dismissing all of plaintiffs' claims with prejudice. The time for appeal has expired, and the judgment is final.

        On January 6, 2004, a shareholders' derivative lawsuit was filed against some current and former directors and officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: "Dhillon v. Neil D. Nicastro, Thomas E. Powell, Kenneth J. Fedesna, Harold H. Bach, Jr., William C. Bartholomay, William C. McKenna, Norman J. Menell, Louis J. Nicastro, Harvey Reich, Ira S. Sheinfeld, Richard D. White and Midway Games, Inc." The complaint alleged that, between December 2001 and July 2003, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of false and misleading statements that plaintiff claims violated the securities laws. Plaintiff also alleged that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway's business prospects and financial condition. In addition, plaintiff asserted that Midway was entitled to contribution and indemnification from each individual defendant in connection with all such claims resulting from the individual defendants' alleged misconduct. In February 2004, the court ordered that defendants would not be required to answer the complaint until after the federal court ruled on the motion to dismiss in the consolidated federal action described above. In light of the dismissal of the consolidated federal action on August 27, 2004, on October 15, 2004, plaintiff and defendants filed an agreed motion to dismiss the action without prejudice. On October 27, 2004, the Court granted the motion, dismissing all claims against all defendants.

        In June 2004, four putative class action lawsuits were filed against Midway, Sumner M. Redstone and specified Midway directors in the Circuit Court of Cook County, Illinois, and two putative class action lawsuits were filed against Midway, Sumner M. Redstone and specified Midway directors in the Court of Chancery for the State of Delaware in and for New Castle County. These six putative class actions were brought on behalf of all persons, other than defendants, who own Midway's securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway's other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway's common stock from other Midway shareholders. The lawsuits seek injunctive relief to prevent Mr. Redstone from acquiring the remaining outstanding shares of Midway in order to take Midway private, imposition of a constructive trust and other relief for the alleged breach of fiduciary duty.

        A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted, and plaintiffs filed a Consolidated Amended Complaint under the caption "David Shaev Profit Sharing Account F/B/O David Shaev, on behalf of itself and all others similarly situated v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman and Midway Games, Inc." On October 6, 2004, defendants filed motions to dismiss these consolidated actions, asserting that none of plaintiffs' allegations state a legally viable claim against any of the defendants. On January 26, 2005, the motion was granted with prejudice with respect to Midway and without prejudice with respect to the individual defendants, and the plaintiffs were granted leave to file an amended complaint by February 22, 2005. The plaintiffs did not file an amended complaint by that date. The two Delaware class action complaints have not been served on Midway or its directors.

        We believe all of the cases cites above lack merit and intend to contest the cases still pending vigorously.

        We have potential liabilities related to tax matters for which we believe the probability of a future loss is reasonably possible. We estimate any loss to be in the range of $0 to $1,700,000. In addition, we currently and from time to time are involved in other litigation incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued as of December 31, 2004.

NOTE 13: RELATED PARTY TRANSACTIONS

        The amount disclosed on the face of the balance sheet as "Due to related parties" includes the following amounts, each of which is described in detail below:

	December 31,
	2004	2003
	(In thousands)
WMS tax sharing	$—	$6,487
Accrued retirement and executive severance—Neil D. Nicastro	—	5,915

Due to related parties	$—	$12,402

WMS Industries Inc.

        Since our incorporation in 1988 through the date of our 1996 initial public offering, Midway was a wholly owned subsidiary of WMS Industries Inc. ("WMS"). In 1998, WMS completed the spin-off of its remaining ownership interest in Midway. Three members of our board of directors also serve on WMS' board of directors.

        During the twelve-months ended June 30, 2001, WMS paid us $2,801,000 relating to tax sharing and separation agreements between the two companies for certain stock option tax benefits. During 2003, we received $4,000,000 from WMS relating to tax sharing and separation agreements between the two companies. Pursuant to agreements executed upon receipt of each of the payments, we were required to reimburse WMS for up to $6,487,000 under certain circumstances related to our use of our net operating loss carryforwards or if there was a change in control of Midway, which included, among other things, any person or group becoming the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting stock. Accordingly, we recorded $6,487,000 as a liability as of December 31, 2003.

        In November 2004, we reached an agreement with WMS to terminate and settle all tax sharing and separation agreements for $1,500,000. This settlement was paid in cash in November 2004 and resulted in a net gain of $4,987,000 being recognized during 2004. This amount is reflected in other income (expense), net in our consolidated statement of operations.

        During June 2002, we purchased from WMS real estate consisting of our principal office and a related parking lot. Prior to the purchase, we leased these facilities from WMS. The total purchase price of $2,316,000 was paid in cash.

Majority Shareholder and Directors

        Sumner M. Redstone, our largest shareholder, is chief executive officer and chairman of the board of Viacom. Midway has historically conducted business with Viacom and companies affiliated with Viacom and Mr. Redstone, including National Amusements, Inc. ("NAI"), the parent company of Viacom. Net revenues generated from Blockbuster Inc., a former Viacom affiliate which was split-off from Viacom in October 2004, totaled $9,201,000, $5,351,000 and $12,696,000 during 2004, 2003 and 2002, respectively. Net revenues generated from other Viacom affiliates totaled $1,574,000, $570,000 and $82,000 during 2004, 2003 and 2002. Selling and marketing expenses incurred from advertising purchases with Viacom affiliates totaled $6,975,000, $3,416,000 and $1,120,000 over the same periods. At December 31, 2004 and 2003, we had $71,000 and $1,053,000 due from Blockbuster and had amounts of $555,000 and $140,000 due from other Viacom affiliates included in receivables, respectively. Also, we had amounts outstanding of $477,000 and $429,000 due to other Viacom affiliates included in accounts payable or accrued selling and marketing expenses at December 31, 2004 and 2003, respectively.

        In addition, two members of our board of directors also serve as directors for Viacom, Shari E. Redstone (Mr. Redstone's daughter) and Joseph A. Califano, Jr. Ms. Redstone also serves as President and as a director of NAI.

        Harold H. Bach, Jr., a member of our board of directors, was employed by us as our chief financial officer until September 2001. Under a separation agreement, we made payments to Mr. Bach through December 31, 2004 at the rate of $315,000 per year, the same rate as his fiscal 2001 base salary. Amounts due to Mr. Bach were included in the balance sheet in accrued compensation and related benefits at December 31, 2004 and 2003 and totaled $0 and $315,000, respectively.

        In addition to the board members discussed above, some of our current and former board members are affiliated with some of our vendors. Activity for our reported periods and amounts owed each of the affiliated companies at the balance sheet dates reflected in our consolidated financial statements are as follows:

  •
  William C. Bartholomay, a member of our board of directors, is Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc. and was formerly president of Near North National Group. Mr. Califano also serves as a director for Willis Group Holdings, Ltd. We have retained these companies or their affiliates as insurance brokers and have paid premiums to obtain insurance placed by these brokers totaling in the aggregate $2,193,000, $1,801,000, and $1,532,000 for 2004, 2003 and 2002, respectively. No amounts were owed to Willis Group Holdings, Ltd. and affiliates or Near North National Group at the balance sheet dates.

  •
  Gerald O. Sweeney, Jr., was a member of our board of directors from 1996 until 2003. Mr. Sweeney is a member of the law firm of Lord, Bissell & Brook, which performs legal services for us from time to time. Legal costs incurred were $480,000, $858,000 and $709,000 for 2004, 2003 and 2002, respectively. Amounts owed Lord, Bissell & Brook at December 31, 2004 and 2003 totaled $15,000 and $67,000, respectively, and are included in other accrued liabilities.

  •
  Ira S. Sheinfeld, a member of our board of directors, is a member of the law firm of Hogan & Hartson L.L.P. (and was formerly a member of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which merged into Hogan & Hartson L.L.P.), which provided tax services for us. Professional costs incurred were $115,000, $60,000 and $205,000 for 2004, 2003 and 2002, respectively. Amounts owed Hogan & Hartson L.L.P. at December 31, 2004 and 2003 totaled $18,000 and $4,000, respectively, and are included in other accrued liabilities.

Former Chairman and Chief Executive Officer

        During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. Mr. Nicastro continued to serve as chairman of our board of directors from May 2003 through June 2004, when Mr. Nicastro resigned from our board of directors. As a result of the termination of his employment, severance provisions of Mr. Nicastro's employment agreement were triggered and Mr. Nicastro entered into a severance agreement with us during May 2003. Administrative expense for 2003 included $9,459,000 of charges incurred related to the employment agreement and severance agreement with Mr. Nicastro. The severance agreement included a $4,000,000 cash payment made to Mr. Nicastro during the second quarter of 2003, a $1,963,000 note payable to Mr. Nicastro originally due in May 2006 earning interest at 5% per annum with interest payments due quarterly and 607,846 shares of our common stock that Mr. Nicastro would receive in equal monthly issuances of 16,884 common shares from May 2006 to April 2009. The note payable was included in other noncurrent liabilities on our consolidated balance sheet at December 31, 2003. In addition, the note payable to Mr. Nicastro was to become immediately due in shares of our common stock at a $3.28 per share conversion price and any of the 607,846 shares not yet issued to Mr. Nicastro would also become immediately due to him if, for any consecutive 30 trading days during the 35 months following May 6, 2003, the weighted average price of our common stock was at least $10.00 for the acceleration and related conversion of the note payable and $7.50 for acceleration of the delivery of the 607,846 shares. The 607,846 shares of common stock and the conversion features of the note payable resulted in a charge of $3,386,000 during 2003. We also surrendered certain life insurance policies for their cash value and paid a portion of the proceeds to Mr. Nicastro, which resulted in a charge of $110,000 during 2003.

        In May 2004, the acceleration of the payment of the retirement shares provision of Mr. Nicastro's severance agreement was triggered since the weighted average price of our common stock was at least

$7.50 for a period of 30 consecutive trading days. As a result, 607,846 shares of common stock became immediately due. Mr. Nicastro was issued 428,835 shares of Midway common stock out of our treasury shares, net of 179,011 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on taxable compensation that resulted from the retirement share issuance. These retirement shares were fully vested and as a result had no impact on our results of operations for the year ended December 31, 2004.

        In August 2004, the acceleration of the payment of deferred severance provision of Mr. Nicastro's severance agreement was triggered since the weighted average price of our common stock was at least $10.00 for a period of 30 consecutive trading days. As a result, the $1,963,000 note payable was converted. Mr. Nicastro was issued 422,777 shares of Midway common stock out of our treasury shares, net of 176,482 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on taxable compensation that resulted from the share issuance. These shares issued as payment of deferred severance were fully vested and as a result had no impact on our results of operations for the year ended December 31, 2004.

        In addition, we incurred $315,000 of administrative expense during 2004 related to Mr. Nicastro's resignation as chairman of our board of directors.

NOTE 14: SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial information for 2004 and 2003 are as follows (in thousands, except per share amounts):

	Quarters Ended,
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004(1)
Net revenues	$20,131	$47,286	$16,951	$77,227
Gross profit(2)	4,631	16,596	585	35,766
Research and development expense	5,069	8,518	6,071	5,963
Restructuring and other charges	(77)	(77)	27	21
(Loss) income applicable to common stock	(14,984)	(11,203)	(16,122)	17,565
Basic (loss) income per share of common stock	$(0.27)	$(0.17)	$(0.20)	$0.20
Diluted (loss) income per share of common stock	(0.27)	(0.17)	(0.20)	0.19
Basic average number of shares outstanding	55,830	67,177	81,276	85,720
Diluted average number of shares	55,830	67,177	81,276	89,253

(1)
The quarter ended December 31, 2004 includes other income of $4,987,000 related to the gain on settlement with WMS as described in Note 13 and a $1,750,000 reduction of expenses previously recorded in 2003 related to legal proceedings.

(2)
Gross profit includes $2,801,000, $0, $1,431,000 and $5,611,000 related to writedowns of capitalized product development costs reflected in cost of sales for the quarters ended March 31, June 30, September 30 and December 31, 2004, respectively.

	Quarters Ended,
	March 31, 2003(1)	June 30, 2003(2)	September 30, 2003	December 31, 2003
Net revenues	$45,826	$4,981	$11,618	$30,099
Gross profit (loss)(3)	14,923	(25,563)	(6,283)	(3,858)
Research and development expense	5,848	5,242	4,513	7,206
Restructuring and other charges	6,627	2,251	180	595
Loss applicable to common stock	(9,600)	(55,669)	(24,100)	(28,565)
Basic and diluted loss per share of common stock	$(0.21)	$(1.20)	$(0.52)	$(0.52)
Average number of shares outstanding	46,469	46,469	46,469	54,471

(1)
Restructuring and other charges for the quarter ended March 31, 2003 relate to consolidation of California product development operations.

(2)
Restructuring and other charges for the quarter ended June 30, 2003 relate to consolidation of California marketing operations into existing facilities in San Diego and Chicago. The loss applicable to common stock includes $9,459,000 in administrative expense related to an employment agreement and severance agreement with Mr. Nicastro, our former chief executive officer and president.

(3)
Gross profit (loss) includes $30,000, $23,161,000, $4,164,000 and $5,889,000 related to writedowns of capitalized product development costs reflected in cost of sales for the quarters ended March 31, June 30, September 30 and December 31, 2003, respectively.

MIDWAY GAMES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

	COLUMN A	COLUMN B	COLUMN C ADDITIONS		COLUMN D	COLUMN E
Period	Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Amounts Written Off	Balance at End of Period
Year Ended
December 31, 2004	Allowance for doubtful accounts	$2,410,000	$(448,000)	$—	$1,248,000	$714,000
	Allowance for price protection, returns and discounts	7,002,000	16,904,000	—	15,784,000	8,122,000
	Deferred tax asset valuation allowance	88,856,000	9,847,000	9,063,000	—	107,766,000
Year Ended
December 31, 2003	Allowance for doubtful accounts	$2,590,000	$312,000	$—	$492,000	$2,410,000
	Allowance for price protection, returns and discounts	10,319,000	15,802,000	—	19,119,000	7,002,000
	Deferred tax asset valuation allowance	45,384,000	43,472,000	—	—	88,856,000
Year Ended
December 31, 2002	Allowance for doubtful accounts	$1,985,000	$889,000	$—	$284,000	$2,590,000
	Allowance for price protection, returns and discounts	5,256,000	27,824,000	—	22,761,000	10,319,000
	Deferred tax asset valuation allowance	23,387,000	21,997,000	—	—	45,384,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2005.

MIDWAY GAMES INC.
By:	/s/ DAVID F. ZUCKER David F. Zucker President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID F. ZUCKER David F. Zucker	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2004
/s/ THOMAS E. POWELL Thomas E. Powell	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	March 11, 2004
/s/ JAMES R. BOYLE James R. Boyle	Vice President—Finance, Controller and Assistant Treasurer (Principal Accounting Officer)	March 11, 2004
/s/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Director	March 11, 2004
/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	March 11, 2004
/s/ JOSEPH A. CALIFANO, JR. Joseph A. Califano, Jr.	Director	March 11, 2004
/s/ KENNETH D. CRON Kenneth D. Cron	Director	March 11, 2004
/s/ SHARI E. REDSTONE Shari E. Redstone	Director	March 11, 2004
/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	March 11, 2004
/s/ ROBERT N. WAXMAN Robert N. Waxman	Director	March 11, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the "S-1 Registration Statement").
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4
Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 15, 2003 (the "10/15/03 8-K").
3.5	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of the Registrant, dated October 14, 2003, incorporated herein by reference to the 10/15/03 8-K.
3.6
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.7
Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the "6/10/04 S-3").
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
10.2	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.3	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.
10.4	Old form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.5	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
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
10.10
Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
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
10.15
Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 22, 2001.
10.16
Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.17	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.18	2002 Stock Option Plan, incorporated herein by reference to the Registrant's definitive proxy statement filed on December 5, 2001.
10.19
Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.
10.20	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10.21
Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell's employment by the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the "2002 10-K").
10.22	Letter Agreement dated as of February 10, 2003 between the Registrant and Mark S. Beaumont regarding Mr. Beaumont's employment by the Registrant, incorporated herein by reference to the 2002 10-K.

10.23	Letter Agreement dated as of February 10, 2003 between the Registrant and David W. Nichols regarding Mr. Nichols's employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.24
Amendment and Waiver dated as of May 16, 2003, among The Registrant, Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 19, 2003 (the "5/19/03 8-K").
10.25
Executive Employment Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on May 7, 2003 (the "5/7/03 8-K").
10.26	Stock Option Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.27	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.28	Restricted Stock Agreement entered into as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.29	Severance Agreement dated as of the 6th day of May, 2003, between the Registrant and Neil D. Nicastro, incorporated herein by reference to the 5/7/03 8-K.
10.30	Securities Purchase Agreement dated as of May 16, 2003 among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.31
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
10.32
Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.33
Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.34
PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.35
PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)

10.36
Forbearance Agreement dated as of August 11, 2003 by and among the Registrant, Bank of America, N.A., as letter of credit issuing bank and agent, and the other financial institutions parties thereto, incorporated herein by reference to the June 2003 S-3.
10.37	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Smithfield Fiduciary LLC, incorporated herein by reference to the 10/15/03 8-K.
10.38	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Portside Growth and Opportunity Fund, incorporated herein by reference to the 10/15/03 8-K.
10.39	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Lighthouse LLC, incorporated herein by reference to the 10/15/03 8-K.
10.40	Registration Rights Agreement dated as of October 14, 2003 between the Registrant and the investors in the Series D stock, incorporated herein by reference to the 10/15/03 8-K.
10.41
Securities Purchase Agreement dates as of October 14, 2003 among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 10/15/03 8-K.
10.42
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
10.43
Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders signatories thereto, and Wells Fargo Foothill, Inc., dated as of March 3, 2004, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 10-K").
10.44	Continuing Guaranty dated as of March 3, 2004, between the Registrant and specified subsidiaries in favor of Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.45
Intercompany Subordination Agreement dated as of March 3, 2004 among the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.46	Form of Pledge Agreement dated as of March 3, 2004, between the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.47
Xbox Live Distribution Amendment to the Xbox Publisher License Agreement entered into as of December 8, 2003 by and among Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.), incorporated herein by reference to the 2003 10-K.
10.48	Settlement Agreement dated August 11, 2003 between WMS and Midway, incorporated herein by reference to the 2003 10-K.
10.49	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2004.

10.50	Form of Purchase Agreement between Midway and each investor in the April 2004 shelf offering, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on April 13, 2004.
10.51
Form of Restricted Stock Agreement between the Registrant and former employees of Surreal Software, incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 333-115055, initially filed on April 30, 2004.
10.52
Consent and First Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 5, 2004, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "3/31/04 10-Q").
10.53	Second Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 14, 2004, incorporated herein by reference to the 3/31/04 10-Q.
10.54	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.55
Settlement Agreement and General Release between the Registrant and Kenneth J. Fedesna, dated as of July 6, 2004, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "6/30/04 10-Q").
10.56
Letter Agreement dated as of June 29, 2004 between the Registrant and Mr. Nicastro amending the Severance Agreement dated May 6, 2003 between the Registrant and Mr. Nicastro, incorporated herein by reference to the 6/30/04 10-Q.
10.57
Third Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 30, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 3, 2004.
10.58
Fourth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 15, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 20, 2004.
10.59
Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004 (the "9/30/2004 10-Q"). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.60	Fifth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 5, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10.61
First Amendment made as of October 18, 2004, to Restricted Stock Agreement entered into as of May 6, 2003 between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10.62	Sixth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10.63
2000 Stock Option/Stock Issuance Plan for Midway Studios—Austin Inc. and Form of Option Agreement, incorporated herein by reference to the Registrant's Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.

10.64	Term Extensions to Xbox Publisher License Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 18, 2004.
10.65
Letter Agreement, signed November 19, 2004, between the Registrant and WMS Industries terminating tax agreements, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 22, 2004.
10.66
Form of Restricted Stock Agreement between the Registrant and former employees of Midway Studios—Austin Inc., incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 333-120952, initially filed on December 2, 2004.
10.67
Seventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 30, 2004.
10.68
Form of Restricted Stock Agreement between the Registrant and former employees of Inevitable Entertainment, incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 333-120952, initially filed on December 2, 2004.
10.69
Form of Restricted Stock Agreement between the Registrant and former employees of Paradox Development, incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 333-121523, initially filed on December 22, 2004.
10.70
Restricted Stock Agreement between the Registrant and Christine Hsu, dated as of November 23, 2004, incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3, File No. 333-121523, filed on January 31, 2004.
10.71	2004 Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant.
10.72	Eighth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of December 28, 2004.
10.73	Ninth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of January 19, 2005.
10.74	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans.
10.75	Form of Stock Option Agreement used currently by the Registrant for employees under the stock option plans.
10.76	Amended and Restated Midway Incentive Plan.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
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
  Item 9A. Controls and Procedures
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
EQUITY COMPENSATION PLAN INFORMATION
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
INDEX TO FINANCIAL INFORMATION
MANAGEMENT ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
  Midway Games Inc. Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2004, 2003 and 2002
SIGNATURES
EXHIBIT INDEX