Form 10-Q
period 2005-03-31
MIDWAY GAMES INC
filed 2005-05-09
CIK 1022080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 001-12367

MIDWAY GAMES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2906244 (I.R.S. Employer Identification No.)

2704 W. Roscoe Street, Chicago, IL (Address of Principal Executive Offices)	60618 (Zip Code)

Registrant’s telephone number, including area code (773) 961-2222

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 86,831,487 shares of common stock, $0.01 par value, were outstanding at May 04, 2005, excluding 1,096,646 shares held as treasury shares.

MIDWAY GAMES INC.

INDEX

		PAGE
		NO.
Part I. Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets— March 31, 2005 and December 31, 2004	1

	Consolidated Statements of Operations— Three-Months Ended March 31, 2005 and 2004	2

	Consolidated Statements of Cash Flows— Three-Months Ended March 31, 2005 and 2004	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II. Other Information:

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	19

Signature		21

Part I. Financial Information

Item 1. Financial Statements

MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

		December
	March 31,	31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,350	$118,313
Receivables, less allowances of $5,104 at March 31, 2005 and $8,836 at December 31, 2004	7,014	15,724
Inventories	5,952	6,893
Capitalized product development costs	42,227	27,850
Prepaid expenses and other current assets	8,296	6,570

Total current assets	156,839	175,350
Capitalized product development costs	1,461	809
Property and equipment, net	19,639	15,470
Goodwill	39,576	39,533
Other assets	11,646	11,155

Total assets	$229,161	$242,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,213	$6,673
Accrued compensation and related benefits	6,295	5,183
Accrued royalties	4,144	3,493
Accrued selling and marketing	1,700	3,525
Current portion of long-term debt	3,333	3,333
Other accrued liabilities	11,004	11,249

Total current liabilities	34,689	33,456
Long-term debt	9,444	10,278
Deferred income taxes	7,101	6,773
Other noncurrent liabilities	1,375	340
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated, 446 shares issued and outstanding, redeemable at $4,460	4,455	4,453
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,926,343 and 87,883,494 shares issued at March 31, 2005 and December 31, 2004	879	879
Additional paid-in capital	392,313	392,177
Accumulated deficit	(206,505)	(190,612)
Accumulated translation adjustment	(1,235)	(1,420)
Deferred compensation	(3,727)	(4,379)
Treasury stock, at cost, 1,096,646 shares	(9,628)	(9,628)

Total stockholders’ equity	172,097	187,017

Total liabilities and stockholders’ equity	$229,161	$242,317

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended
	March 31,
	2005	2004
Net revenues	$13,815	$20,131
Cost of sales:
Product costs and distribution	5,066	9,175
Royalties and product development	3,530	6,325

Total cost of sales	8,596	15,500

Gross profit	5,219	4,631
Research and development expense	8,966	5,069
Selling and marketing expense	7,280	9,078
Administrative expense	4,180	4,309

Operating loss	(15,207)	(13,825)
Interest income	628	98
Interest expense	(353)	(178)
Other income and (expense), net	(633)	62

Loss before income taxes	(15,565)	(13,843)
Provision for income taxes	328	328

Net loss	(15,893)	(14,171)
Preferred stock dividends:
Distributed	63	503
Imputed	2	310

Loss applicable to common stock	$(15,958)	$(14,984)

Basic and diluted loss per share of common stock	$(0.19)	$(0.27)

Average number of shares outstanding	85,642	55,830

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three-Months Ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(15,893)	$(14,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	2,981	5,543
Depreciation and amortization	1,565	1,201
Receivables provision	1,154	2,569
Deferred income taxes	328	328
Stock-based compensation expense	652	70
Loss on disposal of property and equipment	15	1
Changes in operating assets and liabilities:
Receivables	7,333	700
Inventories	902	(1,591)
Capitalized product development costs	(18,010)	(11,022)
Prepaid expenses and other current assets	(1,674)	(426)
Accounts payable and accruals	(286)	5,694
Other assets and liabilities	(1,340)	(926)

Net cash used in operating activities	(22,273)	(12,030)
Investing activities:
Purchases of property and equipment	(1,923)	(326)
Financing activities:
Payment of long-term debt	(834)	—
Proceeds from long-term debt	—	15,000
Payment of debt issuance costs	—	(829)
Cash dividends on preferred stock	(65)	(513)
Net proceeds from sale of Series D preferred stock	—	1,755
Cash received on exercise of common stock options	316	809

Net cash (used in) provided by financing activities	(583)	16,222
Effect of exchange rate changes on cash	(184)	174

(Decrease) increase in cash and cash equivalents	(24,963)	4,040
Cash and cash equivalents at beginning of period	118,313	41,682

Cash and cash equivalents at end of period	$93,350	$45,722

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Financial Statements

     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we”, “us”, “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2. Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation.

3. New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently use the Black-Scholes model to calculate the stock option grants’ fair value and related pro forma compensation expense quarterly and annually and disclose the impact on loss applicable to common stock and the related per share amount in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. See the table in Note 8 for the estimated impact that such a change in accounting would have had if it had been in effect during the three-month periods ended March 31, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current accounting guidance.

     The adoption of SFAS No. 123R is required beginning with our three-month period ending March 31, 2006. We currently plan to adopt the modified prospective application method allowed under SFAS No. 123R and estimate an additional charge to expense of approximately $3,500,000 in 2006 relating to currently outstanding stock options. The actual impact will depend upon the final fair value model selected and any additional options that may be granted or forfeited up to and during each period of recognition.

4. Acquisitions

     During 2004, we acquired three privately-held software developers in all-stock transactions valued at a total of $10,356,000. The acquisitions strengthen our internal product development team and reinforce our ability to create high quality games. The operations of each business acquired are included in our statement of operations for the three-months ended March 31, 2005. These acquisitions did not occur until after March 31, 2004 and therefore had no impact on our operations for the three-months then ended. The purchase price allocations for two of these acquisitions, valued at $6,169,000, are subject to adjustment, based on the final results of a third-party valuation.

5. New Consolidated Subsidiary

     During January 2005, we formed a new wholly-owned subsidiary, Midway Games GmbH (“MGG”), for the purpose of selling, marketing and distributing our products in Germany, Austria and Switzerland. MGG is located in Munich, Germany. Its assets, liabilities and results of operations are included in the consolidated balance sheet and statements of operations and cash flows as of and for the three-months ended March 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation.

     Two members of MGG’s management are the sole shareholders of F+F Publishing GmbH (“F+F”). F+F is primarily in the business of distributing videogames and other products to retailers. One of these MGG employees is also the Managing Director of F+F. We sell products directly to retailers, distributors and F+F. F+F sells our products to various retailers. We generated net revenues of $76,000 from sales to F+F during the three-months ended March 31, 2005 and had a related receivable of $76,000 from F+F at March 31, 2005. In addition, we purchase certain products from F+F and in turn sell these products to retailers and distributors. We incurred costs of sales of $235,000 related to this activity during the three-months ended March 31, 2005 and had a related payable of $235,000 to F+F at March 31, 2005.

6. Inventories

     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.

7. Capital Lease

     During January 2005, we entered into a capital lease for the purchase of software to be used in the development of our videogames. The current and long-term portions of the capital lease obligations are reflected in other accrued liabilities and other noncurrent liabilities as appropriate. The original cost of the software capitalized related to this lease is $3,808,000 and is reflected in property and equipment on the consolidated balance sheet, net of amortization of $46,000 for the three-months ended March 31, 2005. Of this capitalized software, $1,000,000 was paid during 2004 and was reflected in other assets, noncurrent at December 31, 2004. This capital lease has future minimum commitments due beyond March 31, 2005 as follows (in thousands):

2005	$1,300
2006	1,300
2007	400

Total capital lease obligation	3,000
Less: Imputed interest	(192)

Present value of capital lease obligation	2,808
Current capital lease obligation	(1,652)

Long-term capital lease obligation	$1,156

8. Stock-Based Compensation

     We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We recognize compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant on a straight-line basis over the vesting period. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of our common stock at the date of grant. We have reflected the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended
	March 31,
	2005	2004
Reported loss applicable to common stock	$(15,958)	$(14,984)
Deduct stock-based compensation expense included in reported loss applicable to common stock (a)	652	70
Add stock-based compensation expense determined under the fair value based method for all awards (a)	(1,703)	(1,336)

Pro forma net loss applicable to common stock	$(17,009)	$(16,250)

Basic and diluted loss per share:
As reported	$(0.19)	$(0.27)
Pro forma	$(0.20)	$(0.29)

(a)	These amounts reflect a $0 income tax effect. See Note 12 for details about our income taxes.

     Our accounting for stock-based awards will be impacted beginning in 2006 by a recently issued accounting pronouncement, SFAS No.123R (revised 2004), Share-Based Payment. See Note 3 “New Accounting Pronouncement”.

9. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $15,708,000 and $14,302,000 for the three-months ended March 31, 2005 and 2004, respectively. Accumulated translation adjustment is disclosed on the consolidated balance sheets.

10. Loss per Common Share

     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding on each of the following dates (in thousands):

	March 31,
Type	2005	2004
Stock options	7,568	11,035
Warrants	679	2,870
Contingent shares	1,089	1,332
Redeemable convertible preferred stock, Series D	1,115	10,037

Total common stock equivalents	10,451	25,274

     The calculation of loss per share of common stock for the three-months ended March 31, 2005 and 2004 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the three-months ended March 31, 2005 and 2004 were used in their respective calculations of basic and diluted loss per share of common stock.

11. Capitalized Product Development Costs

     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three-Months Ended
	March 31,
	2005	2004
Beginning balance	$28,659	$11,292
Additions	18,010	11,022
Amortization, including writedowns	(2,981)	(5,543)

Ending balance	$43,688	$16,771

12. Income Taxes

     During the three-months ended March 31, 2005 and 2004, we recorded a valuation allowance against our deferred tax asset to reduce our net deferred tax asset to zero, the amount reasonably expected to be used. The applicable accounting guidance limits the amount expected to be used to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, deferred tax expense will be recognized. We will be required to provide additional valuation allowances in future periods should tax losses occur. Our valuation allowance increased $6,325,000 and $5,378,000 in the three-months ended March 31, 2005 and 2004, respectively. The valuation allowance may be reversed into income in future periods if and when we return to profitability.

     At December 31, 2004, we had a net operating loss carryforward of $302,530,000 for federal income tax purposes which expires from 2019 to 2024, and net operating loss carryforwards of $104,935,000 for state income tax purposes which expire from 2009 to 2022. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income.

13. Common Stock

     During the three-months ended March 31, 2005 and 2004, stock option exercises resulted in the issuance of an aggregate of 42,849 and 170,749 shares of common stock, at average exercise prices of $4.67 and $5.29 per share, resulting in total proceeds of approximately $200,000 and $903,000, respectively. Amounts reflected in the consolidated statements of cash flows may differ from these amounts due to timing of cash received related to the exercises.

     There was no other common stock activity during the three-months ended March 31, 2005.

14. Legal Proceedings

     In June 2004, four putative class action lawsuits were filed against Sumner M. Redstone, Midway and several directors of Midway in the Circuit Court of Cook County, Illinois, and two putative class action lawsuits were filed against Sumner M. Redstone, Midway and several directors of Midway in the Court of Chancery for the State of Delaware in and for New Castle County. These six putative class actions were brought on behalf of all persons, other than defendants, who own Midway’s securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway’s other stockholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway’s common stock from other Midway stockholders. The lawsuits sought injunctive relief to prevent Mr. Redstone from acquiring the remaining outstanding shares of Midway in order to take the company private, imposition of a constructive trust and other relief for the alleged breach of fiduciary duty.

     A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted, and plaintiffs filed a Consolidated Amended Complaint under the caption “David Shaev Profit Sharing Account F/B/O David Shaev, on behalf of itself and all others similarly situated v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman and Midway Games, Inc.” On October 6, 2004, defendants filed motions to dismiss these consolidated actions, asserting that none of plaintiffs’ allegations state a legally viable claim against any of the defendants. On January 26, 2005, the motion was granted with prejudice with respect to Midway and without prejudice with respect to the individual defendants, and the plaintiffs were granted leave to file an amended complaint by February 22, 2005. The plaintiffs did not file an amended complaint by that date. On March 15, 2005, the consolidated actions were dismissed with prejudice as to all defendants.

     Plaintiffs in the two Delaware class action complaints filed for dismissal on March 18, 2005 and May 5, 2005.

     We have potential liabilities related to tax matters for which we believe the probability of a future loss is reasonably possible. We estimate any loss to be in the range of $0 to $1,700,000. In addition, we currently and from time to time are involved in other litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued at March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains “forward-looking statements,” within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “eventually,” “anticipate,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the upcoming console platform transition and other technological changes, dependence on major platform manufacturers and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1. Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our more recent reports filed with or furnished to the SEC.

Overview

     We have one operating segment, developing and publishing interactive entertainment software (videogames). Videogames for play on home consoles, handheld devices or personal computers (“PCs”) are sold to mass merchants, video rental retailers, software specialty retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony’s PlayStation 2 computer entertainment system, Microsoft’s Xbox and Nintendo’s GameCube and Game Boy Advance. Most of our videogames have suggested retail prices on the initial release date in North America ranging from $39.95 to $49.95 for console games and from $19.95 to $29.95 for handheld games. Suggested retail prices on the initial release dates for PC games are usually between $29.95 and $49.95. Additionally, we earn license and royalty revenue from licensing the rights to some of our videogames and intellectual property to third parties.

New Platform Cycle

     The current generation of game platforms includes the following home consoles: Sony’s PlayStation 2, released in 2000, the Nintendo GameCube and Microsoft Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as buyers purchase videogames for the new consoles. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, net revenues related to the older generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the introduction of the first new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft announced that it will introduce a new home console platform by late 2005. The PlayStation 3 from Sony is expected to be released in 2006. We are currently planning for this transition in our product development process.

     In November 2004, Nintendo launched a dual-screened, portable game system, Nintendo DS. Sony also entered the handheld market with the introduction of PlayStation Portable (“PSP”). PSP was released in Japan in December 2004 and was released in the United States in March 2005. Although we have begun development of games for the Sony PSP, the handheld market is not currently a significant part of our business. We may devote more resources toward this market in the future contingent upon the success of the new handheld systems.

PC Market

     Historically, our revenues generated from products for play on PCs have not been significant. However, we anticipate generating increased revenues from games played on PCs in the future. Our recent agreements to publish two PC titles, the next installment of Unreal Tournament and Rise and Fall: Civilizations at War, should increase our revenue from the PC market in the future. Historically, the PC business has been less cyclical than the home console business, and we believe that marketing games to the PC market will help to stabilize our revenues during the next home console transition period.

Children’s Market

     During the three-months ended March 31, 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop videogames based on both television programs and films in the children’s market. These agreements are multi-territory deals that include games for console, handheld and PC platforms. We believe that videogame sales for the children’s market will perform well, particularly on the older videogame consoles and the handheld platforms, as the industry enters the upcoming home console transition period.

Expansion of Resources

     During January 2005, we expanded our international operations with the formation of a new wholly-owned subsidiary, Midway Games GmbH. This new subsidiary is located in Munich, Germany and is responsible for Midway’s sales, marketing and distribution in Germany, Austria and Switzerland. See Note 5 to the consolidated financial statements for further information about Midway Games GmbH.

     During 2004, we also acquired three privately-held software developers:

•	Seattle, Washington-based Surreal Software Inc. (“Surreal”) in April 2004. Surreal worked with us in the development of The Suffering, a title we released in March 2004.

•	Austin, Texas-based Inevitable Entertainment Inc. (“Inevitable”) in October 2004. Prior to the acquisition, Inevitable was working with us on the development of Area 51, a title we released in April 2005.

•	Moorpark, California-based CWS Entertainment Ltd. d/b/a Paradox Development (“Paradox”) in November 2004. Prior to the acquisition, Paradox was working with us on the development of Mortal Kombat: Shaolin Monks, a title we plan to release in 2005.

     The acquisition of these studios strengthens our internal product development team and reinforces our ability to make high quality games.

Majority Stockholder

     Sumner M. Redstone, our largest stockholder, reported that he purchased additional shares of our common stock such that his aggregate holdings exceeded 78% of our outstanding voting securities as of March 31, 2005. Mr. Redstone has continued to purchase additional shares of our common stock through the date of this report. See Part II, Item 2 for details of Mr. Redstone’s purchases during the three-months ended March 31, 2005. As the majority voting stockholder of Midway, Mr. Redstone can change our business strategies and policies, select all of the members of our Board of Directors and control all other stockholder votes. If Mr. Redstone were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported that he has engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” or other transaction in which Mr. Redstone would acquire more than eighty percent of the issued and outstanding equity of Midway. Mr. Redstone has also stated that Midway could be considered as a potential Viacom acquisition candidate. Mr. Redstone is the Chairman of the Board and Chief Executive Officer of Viacom. An independent committee of Viacom’s board of directors has been formed to consider any proposed transactions or business arrangements with Midway. Midway has also formed an independent committee to consider any proposed transactions or business arrangements with Mr. Redstone or any of his affiliates.

Results of Operations

Three-Months Ended March 31, 2005 Compared with Three-Months Ended March 31, 2004

     The following table sets forth our operating results expressed as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three-Months Ended March 31,
	2005		2004
Net revenues	$13,815	100.0%	$20,131	100.0%
Cost of sales:
Product costs and distribution	5,066	36.7%	9,175	45.6%
Royalties and product development	3,530	25.5%	6,325	31.4%

Total cost of sales	8,596	62.2%	15,500	77.0%

Gross profit	5,219	37.8%	4,631	23.0%
Research and development expense	8,966	64.9%	5,069	25.2%
Selling and marketing expense	7,280	52.7%	9,078	45.1%
Administrative expense	4,180	30.3%	4,309	21.4%

Operating loss	(15,207)	(110.1)%	(13,825)	(68.7)%
Interest income	628	4.5%	98	0.5%
Interest expense	(353)	(2.6%)	(178)	(0.9%)
Other (expense) income, net	(633)	(4.5)%	62	0.3%

Loss before income taxes	(15,565)	(112.7)%	(13,843)	(68.8)%
Provision for income taxes	328	2.3%	328	1.6%

Net loss	(15,893)	(115.0)%	(14,171)	(70.4)%
Preferred stock dividends:
Distributed	63	0.5%	503	2.5%
Imputed	2	0.0%	310	1.5%

Loss applicable to common stock	$(15,958)	(115.5)%	$(14,984)	(74.4)%

Consolidated Net Revenues

     The following table sets forth our total net revenues by platform and territory for the periods indicated (dollars in thousands):

	Three-Months Ended March 31,
	2005		2004
Net revenues by platform
Sony PlayStation 2 (“PS2”)	$6,391	46.3%	$10,809	53.7%
Microsoft Xbox (“XBX”)	2,654	19.2%	6,855	34.1%
Nintendo GameCube (“NGC”)	2,606	18.9%	1,431	7.1%
Nintendo Game Boy Advance (“GBA”)	297	2.1%	184	0.9%
License and royalty	1,785	12.9%	612	3.0%
Other	82	0.6%	240	1.2%

Total net revenues	$13,815	100.0%	$20,131	100.0%

Net revenues by territory
North America	$10,723	77.6%	$16,226	80.6%
International	3,092	22.4%	3,905	19.4%

Total net revenues	$13,815	100.0%	$20,131	100.0%

     The following table sets forth our videogame releases by platform and territory for the periods indicated:

Videogame title	Platform	Territory

Three-Months Ended March 31, 2005
Mortal Kombat: Deception	NGC	North America
NARC	PS2, XBX	North America
Maya the Bee	GBA	International
Shadowhearts: Covenant	PS2	International

Three-Months Ended March 31, 2004
The Suffering	PS2, XBX	North America
Midway Arcade Treasures	PS2, XBX	International
SpyHunter 2	PS2, XBX	International

     From 2004 to 2005, consolidated net revenues for the three-months ended March 31 decreased $6,316,000 (31.4%). This change was attributable to a decrease in unit sales volume of 38.5% and a decrease in average per-unit gross selling price of 5.5%.

North American Net Revenues

     From 2004 to 2005, North American net revenues for the three-months ended March 31 decreased $5,503,000 (33.9%). Our top three selling titles in North America during the three-months ended March 31, 2005 represented $6,882,000 of current period net revenues. These included NARC and continued sales of two titles originally released in 2004, Mortal Kombat: Deception and NBA Ballers. Our top three selling titles in North America during the three-months ended March 31, 2004 represented $14,734,000 of net revenues and included The Suffering and continued sales of two titles released in prior periods, Midway Arcade Treasures and Mortal Kombat: Deadly Alliance. North American net revenues also include license and royalty revenues of $1,785,000 and $612,000 for the three-months ended March 31, 2005 and 2004, respectively.

International Net Revenues

     From 2004 to 2005, international net revenues for the three-months ended March 31 decreased $813,000 (20.8%). Our top three selling titles internationally during the three-months ended March 31, 2005 represented $2,042,000 of current period net revenues. These included Shadowhearts: Covenant, Maya the Bee and continued sales of our 2004 release, Mortal Kombat: Deception. Our top three selling titles internationally during the three-months ended March 31, 2004 represented $2,974,000 of net revenues and included SpyHunter 2, Midway Arcade Treasures and continued sales of our 2003 release, Mortal Kombat: Deadly Alliance.

Cost of Sales

     Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. From 2004 to 2005, product costs and distribution costs for the three-months ended March 31 decreased $4,109,000 (44.8%). This resulted from a decrease in unit sales volume of 38.5% as well as a decrease in our per-unit costs of 10.3%. Royalties and product development costs decreased $2,795,000 (44.2%) from 2004 to 2005 for the three-months ended March 31. As set forth in the table following, this was due to $2,801,000 of writedowns of capitalized product development costs in the three-months ended March 31, 2004.

     Amortization and writedowns of capitalized product development costs were as follows:

	Three-Months Ended
	March 31,
Description	2005	2004
Amortization of capitalized product development costs	$2,981,000	$2,742,000
Writedowns related to future releases	—	2,291,000
Writedowns related to current releases	—	235,000
Writedowns related to cancelled games	—	275,000

Total	$2,981,000	$5,543,000

Research and Development Expense

     Research and development expense represents product development overhead and product development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three-Months Ended
	March 31,
Description	2005	2004
Gross research and development costs	$26,976,000	$16,091,000
Research and development costs capitalized	(18,010,000)	(11,022,000)

Research and development expense	$8,966,000	$5,069,000

     Gross research and development costs increased $10,885,000 (67.6%) from 2004 to 2005 for the three-months ended March 31. This increase is attributable to the fact that we have more games in development in the current period as compared to the prior period. This increased development activity has been facilitated by increased headcount in our internal product development teams, from 340 employees to 540 employees at March 31, 2004 and 2005, respectively. This increase in internal product development team headcount is primarily attributable to the three studios acquired during April through November of 2004.

Selling and Marketing Expense

     Selling and marketing expense decreased $1,798,000 (19.8%) from 2004 to 2005 for the three-months ended March 31. Advertising expenses decreased $1,746,000, from $3,784,000 for the three-months ended March 31, 2005 compared to $5,530,000 for the three-months ended March 31, 2004. The decrease relates to the fact that less advertising expense was incurred in 2005 related to NARC, the only new console title we released in North America during the three-months ended March 31, 2005 compared to The Suffering, the only new console title released in North America during the three-months ended March 31, 2004. The release of The Suffering was supported by a higher amount of television and print advertising than NARC, which was primarily supported by print advertising.

Administrative Expense

     Administrative expense decreased $129,000 (3.0%) from 2004 to 2005 for the three-months ended March 31 due to a decrease in payroll expense and legal fees, partially offset by higher other professional fees.

Interest Income

     Interest income increased $530,000 from 2004 to 2005 for the three-months ended March 31 due to the higher cash balances during the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004.

Interest Expense

     Interest expense increased $175,000 from 2004 to 2005 for the three-months ended March 31. In March 2004, we entered into a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000 (the “Credit Facility”). The term loan bears interest at our election of either the bank’s base rate (5.75% at March 31, 2005) or the LIBOR rate (3.12% at March 31, 2005) plus 2.75%, but in no event less than 4.0%. The interest rate at March 31, 2005 was 5.75%. The outstanding balance of the term loan was $12,777,000 and $15,000,000 at March 31, 2005 and 2004, respectively. The increase in interest expense is due to the term loan being outstanding for the entire three-months ended March 31, 2005 compared to less than one month for the three-months ended March 31, 2004.

Other (Expense) Income, net

     Other income and (expense), net during the three-months ended March 31, 2005 reflects $618,000 of foreign currency transaction losses compared to $63,000 of foreign currency transaction gains during the three-months ended March 31, 2004.

Income Taxes

     Provision for income taxes was consistent between 2004 and 2005 for the three-months ended March 31. Deferred income tax expense relates to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three-months ended March 31, 2005 and 2004.

Liquidity and Capital Resources

     Our principal source of operating cash is from distribution and sale of our videogames. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our videogame inventory and costs incurred to sell and market our videogames. As of March 31, 2005 our primary source of liquidity was $93,350,000 of cash and cash equivalents, compared with $118,313,000 at December 31, 2004. Our working capital at March 31, 2005 totaled $122,150,000, compared with $141,894,000 at December 31, 2004. Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

     We actively manage our capital structure and balance sheet as a component of our overall business strategy. We may issue shares of our common stock, and / or utilize our cash and cash equivalents, if we identify an opportunity to acquire additional software developers that will further strengthen our internal product development teams and our ability to create high quality games. We may also issue additional shares of common stock in the future to settle outstanding obligations such as our Series D redeemable convertible preferred stock, if terms and conditions allow, alleviating the use of cash.

     Receivables, excluding the impact of receivables provisions, decreased by $7,333,000 during the three-months ended March 31, 2005 due to lower sales in the first quarter of 2005 compared to the fourth quarter of 2004 and continued collections on accounts receivable outstanding at December 31, 2004.

     During the three-months ended March 31, 2004, accounts payables and accruals increased from the beginning of the period by a net $5,694,000 due to increased spending on advertising and marketing costs and inventory costs, including platform royalties owed on releases in the first quarter of 2004 and early second quarter of 2004. Also, financing activities reflect $1,755,000 of net proceeds received during March 2004 from the sale of 179 shares of Series D preferred stock.

     Management believes that our cash and cash equivalents on-hand at March 31, 2005 of $93,350,000, along with additional availability under the bank financing secured in March 2004, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business. However, we will continue to assess opportunities to raise additional debt or equity financing should market conditions appear favorable. Availability under the revolving line of credit of up to $15,000,000 is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. At March 31, 2005, we had approximately $3,100,000 available for borrowings under the line of credit. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $450,000. In addition, management has the ability, if necessary, to implement restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.

Off Balance Sheet Arrangements and Contractual Obligations

     We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property used in specific videogames or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties. We also enter into arrangements with third parties to develop some of our videogames. In accordance with generally accepted accounting principles, some of these obligations are not recognized as liabilities in our consolidated balance sheet.

     The following table summarizes our contractual obligations as of March 31, 2005 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt obligations	$12,777	$3,333	$6,667	$2,777	$—
Interest on long-term debt obligations(1)	1,439	647	719	73	—
Operating lease obligations	8,623	3,082	4,687	854	—
Purchase obligations(2)	51,566	34,876	8,720	7,970	—
Other long-term liabilities(3)	3,150	1,823	1,327	—	—
Redeemable convertible preferred stock(4)	4,460	4,460	—	—	—
Dividends to be distributed on redeemable convertible preferred stock(5)	245	245	—	—	—

Total	$82,260	$48,466	$22,120	$11,674	$—

(1)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the rate in effect on March 31, 2005 (5.75%).

(2)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above.

(3)	These items are reflected on our consolidated balance sheets at March 31, 2005 in current and noncurrent liabilities, as appropriate.

(4)	Assumes Series D redeemable convertible preferred stock remains outstanding until the maturity date of March 15, 2006. We may elect to redeem all or part of the Series D preferred stock in cash or by converting all or a part of the shares of Series D preferred stock into common stock, under certain circumstances. In addition, the holders of the Series D preferred stock may convert their shares into shares of common stock at any time.

(5)	Assumes Series D redeemable convertible preferred stock remains outstanding until the maturity date of March 15, 2006. Dividends may be paid in cash or at our option in registered shares of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Under our credit facility, we have a term loan and a revolving line of credit each up to $15,000,000. At March 31, 2005, the balance of the term loan was $12,777,000, and there were no amounts drawn on the revolving line of credit. We had one $31,000 letter of credit outstanding at March 31, 2005. The term loan bore interest at the bank’s base rate (5.75% at March 31, 2005). Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $110,000.

     There have been no other significant changes since December 31, 2004.

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

     During the first quarter of 2005, we extended our existing internal control over financial reporting to a new subsidiary formed in Germany. See discussion of this new subsidiary in Note 5 to the consolidated financial statements. No other change was identified as occurring during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     As we previously reported, in June 2004, four putative class action lawsuits were filed against Sumner M. Redstone, Midway and several directors of Midway in the Circuit Court of Cook County, Illinois, and two putative class action lawsuits were filed against Sumner M. Redstone, Midway and several directors of Midway in the Court of Chancery for the State of Delaware in and for New Castle County. These six putative class actions were brought on behalf of all persons, other than defendants, who own Midway’s securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway’s other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway’s common stock from other Midway shareholders. The lawsuits sought injunctive relief to prevent Mr. Redstone from acquiring the remaining outstanding shares of Midway in order to take the company private, imposition of a constructive trust and other relief for the alleged breach of fiduciary duty.

     A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted, and plaintiffs filed a Consolidated Amended Complaint under the caption “David Shaev Profit Sharing Account F/B/O David Shaev, on behalf of itself and all others similarly situated v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman and Midway Games, Inc.” On October 6, 2004, defendants filed motions to dismiss these consolidated actions, asserting that none of plaintiffs’ allegations state a legally viable claim against any of the defendants. On January 26, 2005, the motion was granted with prejudice with respect to Midway and without prejudice with respect to the individual defendants, and the plaintiffs were granted leave to file an amended complaint by February 22, 2005. The plaintiffs did not file an amended complaint by that date. On March 15, 2005, the consolidated actions were dismissed with prejudice as to all defendants.

     Plaintiffs in the two Delaware class action complaints filed for dismissal on March 18, 2005 and May 5, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There were no exercises of our preferred stock requiring additional issuance of our common stock during the quarter. 446 shares of Series D preferred stock remain outstanding and may be converted at the option of the holder until March 15, 2006 at the rate of $4.00 per share; warrants to purchase 555,161 shares of our common stock at $9.33 per share remain outstanding and may be exercised until May 2006; and warrants to purchase 123,821 shares of our common stock at $10.60 per share remain outstanding and may be exercised until August 2006.

     During the first quarter of 2005, Sumner M. Redstone, our largest stockholder, reported that he and his affiliate, National Amusements Inc., purchased additional shares of our common stock such that his aggregate holdings exceeded 78% of our outstanding voting securities as of March 31, 2005. According to filings made by Mr. Redstone with the SEC, he and National Amusements purchased a total of 5,086,100 shares of our common stock during the first quarter of 2005, as described in the table below. Subsequent to March 31, 2005, Mr. Redstone reported that he and National Amusements have continued to purchase additional shares of our common stock.

     The following table sets forth the information regarding purchases reported by Mr. Redstone, either directly or through National Amusements, during the period beginning on January 1, 2005 and ending on March 31, 2005:

ISSUER (AFFILIATE) PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number (or
			(c) Total Number of Shares	Approximate
	(a) Total Number	(b) Average	Purchased as Part of Publicly	Dollar Value) of Shares that May Yet
	of Shares	Price Paid	Announced Plans or	Be Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs
1/1/05 – 1/31/05	669,200	$9.06	N/A	N/A
2/1/05 – 2/28/05	2,066,000	$10.25	N/A	N/A
3/1/05 – 3/31/05	2,350,900	$10.31	N/A	N/A
Total	5,086,100	$10.12	N/A	N/A

Item 6. Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the 10/15/03 8-K.

10.1	Ninth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of January 19, 2005, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”).

10.2	Tenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of March 11, 2005.

10.3	Amendment to the Xbox™ Publisher Licensing Agreement dated as of January 10, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.4	Amendment to the Xbox™ Publisher Licensing Agreement dated as of March 1, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.5	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.

10.6	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.

10.7	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

	By:	/s/ Thomas E. Powell

Thomas E. Powell
Executive Vice President—Finance, Treasurer
and Chief Financial Officer
Dated: May 9, 2005		(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the 10/15/03 8-K.

10.1	Ninth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of January 19, 2005, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”).

10.2	Tenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of March 11, 2005.

10.3	Amendment to the Xbox™ Publisher Licensing Agreement dated as of January 10, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.4	Amendment to the Xbox™ Publisher Licensing Agreement dated as of March 1, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.5	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.

10.6	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.

10.7	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.