Form 10-Q
period 2005-06-30
MIDWAY GAMES INC
filed 2005-08-09
CIK 1022080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission file number 001-12367
MIDWAY GAMES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2906244 (I.R.S. Employer Identification No.)

2704 W. Roscoe Street, Chicago, IL (Address of Principal Executive Offices)	60618 (Zip Code)
Registrant’s telephone number, including area code (773) 961-2222
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,460,665 shares of common stock, $0.01 par value, were outstanding at August 4, 2005, excluding 1,096,646 shares held as treasury shares.

MIDWAY GAMES INC.
INDEX

		PAGE
		NO.
Part I. Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	1

	Consolidated Statements of Operations —
	Three and Six-Months Ended June 30, 2005 and 2004	2

	Consolidated Statements of Cash Flows —
	Six-Months Ended June 30, 2005 and 2004	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information:

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	23

Signature		24

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,221	$118,313
Receivables, less allowances of $10,698 at June 30, 2005 and $8,836 at December 31, 2004	13,169	15,724
Inventories	5,495	6,893
Capitalized product development costs	41,131	27,850
Prepaid expenses and other current assets	5,693	6,570

Total current assets	124,709	175,350
Capitalized product development costs	1,047	809
Property and equipment, net	19,279	15,470
Goodwill	39,577	39,533
Other assets	11,770	11,155

Total assets	$196,382	$242,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,814	$6,673
Accrued compensation and related benefits	2,947	5,183
Accrued royalties	2,186	3,493
Accrued selling and marketing	2,742	3,525
Current portion of long-term debt	3,333	3,333
Other accrued liabilities	11,006	11,249

Total current liabilities	31,028	33,456
Long-term debt	8,611	10,278
Deferred income taxes	7,429	6,773
Other noncurrent liabilities	681	340
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated, 446 shares issued and outstanding, redeemable at $4,460	4,456	4,453
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated.	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 88,131,812 and 87,883,494 shares issued at June 30, 2005 and December 31, 2004	881	879
Additional paid-in capital	393,365	392,177
Accumulated deficit	(236,355)	(190,612)
Accumulated translation adjustment	(873)	(1,420)
Deferred compensation	(3,213)	(4,379)
Treasury stock, at cost, 1,096,646 shares	(9,628)	(9,628)

Total stockholders’ equity	144,177	187,017

Total liabilities and stockholders’ equity	$196,382	$242,317

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$36,926	$47,286	$50,741	$67,417
Cost of sales:
Product costs and distribution	13,904	17,395	18,970	26,570
Royalties and product development	21,165	13,295	24,695	19,620

Total cost of sales	35,069	30,690	43,665	46,190

Gross profit	1,857	16,596	7,076	21,227
Research and development expense	10,444	8,518	19,410	13,587
Selling and marketing expense	15,779	12,618	23,059	21,696
Administrative expense	4,469	4,425	8,649	8,734

Operating loss	(28,835)	(8,965)	(44,042)	(22,790)
Interest income	490	257	1,118	355
Interest expense	(371)	(394)	(724)	(572)
Other income and (expense), net	(806)	(64)	(1,439)	(2)

Loss before income taxes	(29,522)	(9,166)	(45,087)	(23,009)
Provision for income taxes	328	328	656	656

Net loss	(29,850)	(9,494)	(45,743)	(23,665)
Preferred stock dividends:
Distributed	63	876	126	1,379
Imputed	1	833	3	1,143

Loss applicable to common stock	$(29,914)	$(11,203)	$(45,872)	$(26,187)

Basic and diluted loss per share of common stock	$(0.35)	$(0.17)	$(0.53)	$(0.43)

Weighted average number of shares outstanding	85,941	67,177	85,792	61,503

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six-Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(45,743)	$(23,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	20,722	14,865
Depreciation and amortization	3,470	2,546
Receivables provision	9,750	6,980
Deferred income taxes	656	656
Stock-based compensation expense	1,166	558
Amortization of debt issuance costs	127	88
Loss on disposal of property and equipment	27	7
Changes in operating assets and liabilities:
Receivables	(7,330)	(11,117)
Inventories	1,298	374
Capitalized product development costs	(34,241)	(21,938)
Prepaid expenses and other current assets	931	1,456
Accounts payable and accruals	(3,717)	9,572
Other assets and liabilities	(1,061)	(1,240)

Net cash used in operating activities	(53,945)	(20,858)

Investing activities:
Purchases of property and equipment	(3,476)	(1,140)
Cash acquired from acquisition	—	249

Net cash used in investing activities	(3,476)	(891)

Financing activities:
Payment of long-term debt	(1,667)	—
Proceeds from long-term debt	—	15,000
Payment of debt issuance costs	—	(775)
Payments on capital lease obligation	(530)	—
Net proceeds from sale of common stock	—	78,299
Net proceeds from sale of Series D preferred stock	—	12,423
Cash dividends on preferred stock	(127)	(1,026)
Cash received on exercise of common stock options	1,077	18,788
Remittance of withholding taxes in lieu of stock issuance	—	(1,824)

Net cash (used in) provided by financing activities	(1,247)	120,885
Effect of exchange rate changes on cash	(424)	16

(Decrease) increase in cash and cash equivalents	(59,092)	99,152
Cash and cash equivalents at beginning of period	118,313	41,682

Cash and cash equivalents at end of period	$59,221	$140,834

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we”, “us”, “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and six-months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
2. Reclassifications
     Certain prior period balances have been reclassified to conform to the current period presentation.
3. New Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently use the Black-Scholes model to calculate the stock option grants’ fair value and related pro forma compensation expense quarterly and annually and disclose the impact on loss applicable to common stock and the related per share amount in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. See the table in Note 8 for the estimated impact that such a change in accounting would have had if it had been in effect during the three and six-month periods ended June 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current accounting guidance.
     The adoption of SFAS No. 123R is currently required beginning with our three-month period ending March 31, 2006. We currently plan to adopt the modified prospective application method allowed under SFAS No. 123R and estimate an additional charge to expense of approximately $3,600,000 in 2006 relating to currently outstanding stock options. The actual impact will depend upon the final fair value model selected and any additional options that may be granted or forfeited up to and during each period of recognition.

4. Acquisitions
     During 2004, we acquired three privately-held software developers in all-stock transactions valued at a total of $10,356,000. We anticipate these acquisitions will strengthen our internal product development team and reinforce our ability to create high quality games. The operations of each business acquired are included in our statement of operations for the three and six-months ended June 30, 2005. Only one acquisition had been completed prior to June 30, 2004 and therefore had a less significant impact on our operations for the three and six-months then ended.
     Also see Note 15 for details of an acquisition completed subsequent to June 30, 2005.
5. New Consolidated Subsidiary
     During January 2005, we formed a new wholly-owned subsidiary, Midway Games GmbH (“MGG”), for the purpose of selling and marketing our products in Germany, Austria and Switzerland. MGG is located in Munich, Germany. Its assets, liabilities and results of operations are included in the consolidated balance sheet and statements of operations and cash flows as of and for the three and six-months ended June 30, 2005. All intercompany accounts and transactions have been eliminated in consolidation.
     Two members of MGG’s management are the sole shareholders of F+F Publishing GmbH (“F+F”). F+F is primarily in the business of distributing videogames and other products to retailers. One of these MGG employees is also the Managing Director of F+F. We sell products directly to retailers, distributors and F+F. F+F sells our products to various retailers. We generated net revenues of $249,000 and $325,000 from sales to F+F during the three and six-months ended June 30, 2005, respectively, and had a related receivable of $325,000 from F+F at June 30, 2005. In addition, we purchase certain products, primarily videogames developed by third parties, from F+F and in turn sell these products to retailers and distributors. We incurred costs of sales of $350,000 and $585,000 related to this activity during the three and six-months ended June 30, 2005, respectively, and had a related payable of $585,000 to F+F at June 30, 2005.
6. Inventories
     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.
7. Capital Lease
     During January 2005, we entered into a capital lease for the acquisition of software to be used in the development of our videogames. The current and long-term portions of the capital lease obligation are reflected in other accrued liabilities and other noncurrent liabilities as appropriate. The original cost of the software capitalized related to this lease is $3,808,000 and is reflected in property and equipment on the consolidated balance sheet, net of amortization of $186,000 for the six-months ended June 30, 2005. Of this capitalized software, $1,000,000 was paid during 2004 and was reflected in other assets, noncurrent at December 31, 2004. This capital lease has future minimum commitments due beyond June 30, 2005 as follows (in thousands):

2005	$700
2006	1,300
2007	400

Total capital lease obligation	2,400
Less: Imputed interest	(122)

Present value of capital lease obligation	2,278
Current capital lease obligation	(1,607)

Long-term capital lease obligation	$671

8. Stock-Based Compensation
     We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We recognize compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant on a straight-line basis over the vesting period. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of our common stock at the date of grant. We have reflected the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB No. 123, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
     The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reported loss applicable to common stock	$(29,914)	$(11,203)	$(45,872)	$(26,187)
Deduct stock-based compensation expense included in reported loss applicable to common stock (a)	513	488	1,166	558
Add stock-based compensation expense determined under the fair value based method for all awards (a)	(1,554)	(3,894)	(3,256)	(5,230)

Pro forma net loss applicable to common stock	$(30,955)	$(14,609)	$(47,962)	$(30,859)

Basic and diluted loss per share:
As reported	$(0.35)	$(0.17)	$(0.53)	$(0.43)
Pro forma	$(0.36)	$(0.22)	$(0.56)	$(0.50)

(a)	These amounts reflect a $0 income tax effect. See Note 12 for details about our income taxes.
     Our accounting for stock-based awards will be impacted beginning in 2006 by a recently issued accounting pronouncement, SFAS No.123R (revised 2004), Share-Based Payment. See Note 3 “New Accounting Pronouncement”.
9. Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $29,488,000 and $45,196,000 for the three and six-months ended June 30, 2005 and $9,422,000 and $23,724,000 for the three and six-months ended June 30, 2004, respectively. Accumulated translation adjustment is disclosed on the consolidated balance sheets.

10. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding on each of the following dates (in thousands):

	June 30,
	2005	2004
Stock options	7,376	8,335
Warrants	679	1,820
Contingent shares	843	1,292
Redeemable convertible preferred stock, Series D	1,115	10,522

Total common stock equivalents	10,013	21,969

     The calculation of loss per share of common stock for the three and six-months ended June 30, 2005 and 2004 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the three and six-months ended June 30, 2005 and 2004 were used in their respective calculations of basic and diluted loss per share of common stock.
11. Capitalized Product Development Costs and Research and Development Costs
     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Beginning balance	$43,688	$16,771	$28,659	$11,292
Additions	16,232	10,916	34,241	21,938
Amortization, including writedowns	(17,742)	(9,322)	(20,722)	(14,865)

Ending balance	$42,178	$18,365	$42,178	$18,365

    Research and development costs were as follows for the following periods (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross research and development costs	$26,676	$19,434	$53,652	$35,525
Research and development costs capitalized	(16,232)	(10,916)	(34,242)	(21,938)

Research and development expense	$10,444	$8,518	$19,410	$13,587

12. Income Taxes
     During the three and six-months ended June 30, 2005 and 2004, we recorded a valuation allowance against our deferred tax asset to reduce our net deferred tax asset to zero, the amount reasonably expected to be used. The applicable accounting guidance limits the amount expected to be used to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, deferred tax expense will be recognized. We will be required to provide additional deferred tax assets and offsetting valuation allowances in future periods should tax losses occur. Our valuation allowance increased $11,996,000 and $18,321,000 in the three and six-months ended June 30, 2005 and $10,059,000 and $15,437,000 in the three and six-months ended June 30, 2004, respectively. The valuation allowance may be reversed into income in future periods if and when we return to profitability.
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

13. Common Stock
     During the three and six-months ended June 30, 2005, stock option exercises resulted in the issuance of an aggregate of 205,469 and 248,318 shares of common stock, at average exercise prices of $5.49 and $5.35 per share, resulting in total proceeds of approximately $1,128,000 and $1,328,000, respectively. During the three and six-months ended June 30, 2004, stock option exercises resulted in the issuance of an aggregate of 3,209,455 and 3,380,204 shares of common stock, at average exercise prices of $5.59 and $5.57 per share, resulting in total proceeds of approximately $17,939,000 and $18,842,000, respectively. Amounts reflected in the consolidated statements of cash flows may differ from these amounts due to timing of cash received related to the exercises.
     There was no other common stock activity during the three and six-months ended June 30, 2005.
14. Legal Proceedings
     As we previously reported, in June 2004, two putative class action lawsuits were filed against Sumner M. Redstone, Midway and several directors of Midway in the Court of Chancery for the State of Delaware in and for New Castle County. These putative class actions were brought on behalf of all persons, other than defendants, who own Midway’s securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway’s other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway’s common stock from other Midway shareholders. Plaintiffs in these two class action complaints filed for and were granted dismissal on March 18, 2005 and May 5, 2005.
     We have potential liabilities related to tax matters for which we believe that a future loss is reasonably possible. We estimate any loss to be in the range of $0 to $1,700,000. In addition, we currently and from time to time are involved in other litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued at June 30, 2005.
15. Subsequent Events
     On August 4, 2005, we acquired privately-held Ratbag Holdings Pty Ltd and its subsidiary companies (collectively, “Ratbag”). Ratbag is a software developer located in Adelaide, Australia that we anticipate will further strengthen our internal development team and ability to create high quality games. We acquired all of the outstanding equity interests of Ratbag in exchange for 418,570 shares of our common stock having a value of approximately $5,500,000, and $1,000 in cash. The holders of these shares have agreed to contractual restrictions on the sale of these shares which will lapse in various installments over the next three years. In addition, up to 38,052 of these shares may be forfeited if the Chief Executive Officer of Ratbag voluntarily terminates his employment with Ratbag or his employment is terminated by us for cause prior to the expiration of three years from the acquisition date.
     In addition to shares issued for the acquisition of Ratbag, rights to acquire a total of 38,050 restricted shares of our common stock with a value of approximately $500,000 were issued as retention incentives to 10 key Ratbag employees who continue as our employees after the acquisition. Provided the employee remains employed by us, the rights become exercisable for no consideration as follows: 12,683 shares on the first anniversary; 12,683 shares on the second anniversary; and the remaining 12,684 shares on the third anniversary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements,” within the meaning of the federal securities laws, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “eventually,” “anticipate,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the current console platform transition and other technological changes, dependence on major platform manufacturers, adequacy of capital resources and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1. Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our more recent reports filed with or furnished to the SEC.
Overview
     We have one operating segment, developing and publishing interactive entertainment software (videogames). We sell videogames for play on home consoles, handheld devices or personal computers (“PCs”) to mass merchants, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony’s PlayStation 2 computer entertainment system, Microsoft’s Xbox and Nintendo’s GameCube and Game Boy Advance, and also for PCs. Most of our videogames have suggested retail prices on the initial release date in North America ranging from $39.95 to $49.95 for console games and from $19.95 to $29.95 for handheld games. Suggested retail prices on the initial release dates for PC games are usually between $29.95 and $49.95. Additionally, we earn license and royalty revenue from licensing the rights to some of our videogames and intellectual property to third parties.
New Platform Cycle
     The current generation of game platforms includes the following home consoles: Sony’s PlayStation 2 (“PS2”), released in 2000, the Nintendo GameCube and Microsoft Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as buyers purchase videogames for the new consoles. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, net revenues related to the older generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games, and videogame developers lower prices on games for the older generation of platforms. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft announced that it will release its new home console platform, the Xbox 360, by late 2005. Sony and Nintendo are expected to release their new home console platforms sometime later in 2006. We are currently planning for this transition in our product development process.
     In November 2004, Nintendo launched a dual-screened, portable game system, Nintendo DS. Sony also entered the handheld market with the introduction of PlayStation Portable (“PSP”). PSP was released in Japan in December 2004 and was released in the United States in March 2005. Although we have begun development of games for the Sony PSP, the handheld market is not currently a significant part of our business. We may devote more resources toward this market in the future depending upon the success of the new handheld systems.

PC Market
     We anticipate generating increased revenues from games played on PCs in the future. Our recent agreements to publish two PC titles, the next installment of Unreal Tournament and Rise and Fall: Civilizations at War both scheduled for release in 2006, should increase our revenue from the PC market in the future. Historically, the PC business has been less cyclical than the home console business, and we believe that marketing games to the PC market will help to stabilize our revenues during the current home console transition period.
Children’s Market
     During the six-months ended June 30, 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop videogames based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. We believe that videogame sales for the children’s market in general may perform well, particularly on the older videogame consoles and the handheld platforms, as the industry enters the current home console transition period.
Strategic Alliance
     During the six-months ended June 30, 2005, we announced a strategic relationship with MTV Networks to jointly market three videogame titles to be released in the future, and collaborate on soundtrack development for two of these titles. L.A. RUSH is the first of the three titles to be released under the relationship and is scheduled to be released in the fall of 2005 for the PS2 and Xbox. This alliance with MTV is expected to help increase the overall marketing reach and exposure of our titles released under the agreement.
     MTV is a subsidiary of Viacom Inc. Our largest stockholder, Sumner M. Redstone, is also the controlling stockholder, chief executive officer and chairman of the board of Viacom.
Expansion of Resources
     During the six-months ended June 30, 2005, we expanded our international operations with the formation of a wholly-owned subsidiary, Midway Games GmbH. This subsidiary is located in Munich, Germany and is responsible for Midway’s sales, marketing and distribution in Germany, Austria and Switzerland. See Note 5 to the consolidated financial statements for further information about Midway Games GmbH.
     Since January 2004, we acquired four privately-held software developers:
•	Seattle, Washington-based Surreal Software Inc. (“Surreal”) in April 2004. Surreal worked with us in the development of The Suffering, a title we released in March 2004.

•	Austin, Texas-based Inevitable Entertainment Inc. (“Inevitable”) in October 2004. Inevitable worked with us on the development of Area 51, a title we released in April 2005.

•	Moorpark, California-based CWS Entertainment Ltd. d/b/a Paradox Development (“Paradox”) in November 2004. Paradox is working with us on the development of Mortal Kombat: Shaolin Monks, a title we plan to release later in 2005.

•	Adelaide, South Australia-based Ratbag Holdings Pty Ltd. (“Ratbag”) in August 2005. Ratbag is working on several unannounced Midway products for both current- and next-generation systems.
     We believe that the acquisition of these studios strengthens our internal product development team and reinforces our ability to make high quality games. We also continue to evaluate additional acquisition opportunities. See Note 15 to the consolidated financial statements for additional details on the acquisition of Ratbag.
     We are focusing on building our product pipeline to achieve the necessary size and scale to succeed in the next console cycle and we have been increasing our investment in product development which we anticipate will include substantial headcount growth and further acquisitions of external development studios. We anticipate these activities will grow revenues and increase operating costs in the future.

Majority Stockholder
     Sumner M. Redstone, our largest stockholder, reported that his aggregate beneficial holdings exceeded 81% of our outstanding voting securities as of June 30, 2005. Mr. Redstone, through his affiliate, National Amusements, Inc., has continued to purchase additional shares of our common stock through the date of this report. See Part II, Item 2 for details of Mr. Redstone’s purchases during the three-months ended June 30, 2005. As the majority voting stockholder of Midway, Mr. Redstone can change our business strategies and policies, select all of the members of our Board of Directors and control all other stockholder votes. If Mr. Redstone were to cease purchasing our shares of common stock, the market price of our common stock could decline. If Mr. Redstone were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” or other transaction in which Mr. Redstone would acquire more than eighty percent of the issued and outstanding equity of Midway. Mr. Redstone has also stated that Midway could be considered as a potential Viacom acquisition candidate. Mr. Redstone is the Chairman of the Board and Chief Executive Officer of Viacom. An independent committee of Viacom’s board of directors has been formed to consider any proposed transactions or business arrangements with Midway. Midway has also formed an independent committee to consider any proposed transactions or business arrangements with Mr. Redstone or any of his affiliates.
Results of Operations
Three-Months Ended June 30, 2005 Compared with Three-Months Ended June 30, 2004
     The following table provides our operating results expressed as a percentage of total net revenues (dollars in thousands):

	Three-Months Ended June 30,
	2005		2004
Net revenues	$36,926	100.0%	$47,286	100.0%
Cost of sales:
Product costs and distribution	13,904	37.7%	17,395	36.8%
Royalties and product development	21,165	57.3%	13,295	28.1%

Total cost of sales	35,069	95.0%	30,690	64.9%

Gross profit	1,857	5.0%	16,596	35.1%
Research and development expense	10,444	28.3%	8,518	18.0%
Selling and marketing expense	15,779	42.7%	12,618	26.7%
Administrative expense	4,469	12.1%	4,425	9.4%

Operating loss	(28,835)	(78.1)%	(8,965)	(19.0)%
Interest income	490	1.3%	257	0.5%
Interest expense	(371)	(1.0)%	(394)	(0.8)%
Other income and (expense), net	(806)	(2.1)%	(64)	(0.1)%

Loss before income taxes	(29,522)	(79.9)%	(9,166)	(19.4)%
Provision for income taxes	328	0.9%	328	0.7%

Net loss	(29,850)	(80.8)%	(9,494)	(20.1)%
Preferred stock dividends:
Distributed	63	0.2%	876	1.8%
Imputed	1	0.0%	833	1.8%

Loss applicable to common stock	$(29,914)	(81.0)%	$(11,203)	(23.7)%

Consolidated Net Revenues
     The following table provides our total net revenues by platform, territory and period (dollars in thousands):

	Three-Months Ended June 30,
	2005		2004
Net revenues by platform
Sony PlayStation 2 (“PS2”)	$13,801	37.4%	$28,822	61.0%
Microsoft Xbox (“XBX”)	18,087	49.0%	16,527	34.9%
Personal Computer (“PC”)	2,153	5.8%	—	0.0%
Nintendo GameCube (“NGC”)	210	0.6%	348	0.7%
License and royalty	1,746	4.7%	1,454	3.1%
Other	929	2.5%	135	0.3%

Total net revenues	$36,926	100.0%	$47,286	100.0%

Net revenues by territory
North America	$24,798	67.2%	$42,255	89.4%
International	12,128	32.8%	5,031	10.6%

Total net revenues	$36,926	100.0%	$47,286	100.0%

     The following table provides our videogame releases by platform, territory and period:

Videogame title	Platform	Territory
Three-Months Ended June 30, 2005
Area 51	PS2, XBX, PC	North America
Unreal Championship 2	XBX	North America
Area 51	PS2, XBX, PC	International
NARC	XBX	International
Unreal Championship 2	XBX	International

Three-Months Ended June 30, 2004
MLB Slugfest: Loaded	PS2, XBX	North America
NBA Ballers	PS2, XBX	North America
Psi-Ops: The Mindgate Conspiracy	PS2, XBX	North America
The Suffering	PS2, XBX	International
     From 2004 to 2005, consolidated net revenues for the three-months ended June 30 decreased $10,360,000 (21.9%). This change was attributable to a decrease in unit sales volume of 16.6% and a decrease in average per-unit net selling price of 8.0%. The decrease in unit sales is attributable to the release of our highly successful title NBA Ballers in the three-months ended June 30, 2004. These decreases were partially offset by an increase in license and royalty revenues of $292,000 (20.1%) from 2004 to 2005 for the three-months ended June 30.
North American Net Revenues
     From 2004 to 2005, North American net revenues for the three-months ended June 30 decreased $17,457,000 (41.3%). Our top three selling titles in North America during the three-months ended June 30, 2005 represented $22,872,000 of current period net revenues. These included Area 51, Unreal Championship 2 and continued sales of NARC, which was released in the first quarter of 2005. Our top three selling titles in North America during the three-months ended June 30, 2004 represented $37,226,000 of net revenues and included NBA Ballers, Psi-Ops: The Mindgate Conspiracy and MLB Slugfest: Loaded, all titles released during that quarter. North American net revenues also include substantially all license and royalty revenues for the three-months ended June 30, 2005 and 2004.

International Net Revenues
     From 2004 to 2005, international net revenues for the three-months ended June 30 increased $7,097,000 (141.1%). Our top three selling titles internationally during the three-months ended June 30, 2005 represented $9,322,000 of current period net revenues. These included Area 51, Unreal Championship 2 and continued sales of Mortal Kombat: Deception, which was released in the fourth quarter of 2004. Our top three selling titles internationally during the three-months ended June 30, 2004 represented $4,698,000 of net revenues and included The Suffering and continued sales of our first quarter of 2004 releases, Midway Arcade Treasures and SpyHunter 2. During the three-months ended June 30, 2005, management has continued to increase efforts to grow international revenues.
Cost of Sales
     Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. From 2004 to 2005, product costs and distribution costs for the three-months ended June 30 decreased $3,491,000 (20.1%). This resulted from a decrease in unit sales volume of 16.6% as well as a decrease in our per-unit costs of 4.1%. Royalties and product development costs increased $7,870,000 (59.2%) from 2004 to 2005 for the three-months ended June 30. This was primarily attributable to an increase in amortization of capitalized product development costs for current releases, as well as a $2,044,000 writedown of capitalized product development costs related to a future release, both occurring during the three-months ended June 30, 2005.
     Amortization and writedowns of capitalized product development costs were as follows:

	Three-Months Ended
	June 30,
Description	2005	2004
Amortization of capitalized product development costs	$15,698,000	$9,322,000
Writedowns related to a future release	2,044,000	—

Total	$17,742,000	$9,322,000

Research and Development Expense
     Research and development expense represents product development overhead and product development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three-Months Ended
	June 30,
Description	2005	2004
Gross research and development costs	$26,676,000	$19,434,000
Research and development costs capitalized	(16,232,000)	(10,916,000)

Research and development expense	$10,444,000	$8,518,000

     Gross research and development costs increased $7,242,000 (37.3%) from 2004 to 2005 for the three-months ended June 30. This increase is attributable to the fact that we have more games in development in the current period as compared to the prior period. This increased development activity has been facilitated by increased headcount in our internal product development teams, from 350 employees to 540 employees at June 30, 2004 and 2005, respectively. This increase in internal product development team headcount is primarily attributable to two development studios acquired during October and November of 2004. In August 2005, we added approximately 70 more employees, primarily game developers, with the acquisition of Ratbag. See Note 15 to the consolidated financial statements for further details.

Selling and Marketing Expense
     Selling and marketing expense increased $3,161,000 (25.1%) from 2004 to 2005 for the three-months ended June 30. Advertising expense increased $1,698,000, to $11,293,000 for the three-months ended June 30, 2005 compared to $9,595,000 for the three-months ended June 30, 2004. Advertising expense for the three-months ended June 30, 2005 was primarily attributable to the support of our new releases during the second quarter of 2005, and continued advertising support for Mortal Kombat: Deception and NARC, which were released in prior quarters. Advertising expense for the three-months ended June 30, 2004 was primarily attributable to the support of our new releases in the second quarter of 2004. Additionally, selling and marketing expense was impacted by increases in payroll and benefits for the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004.
Interest Income
     Interest income increased $233,000 from 2004 to 2005 for the three-months ended June 30 due to an increase in interest rates during the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004.
Interest Expense
     Interest expense decreased $23,000 from 2004 to 2005 for the three-months ended June 30. In March 2004, we entered into a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000 (the “Credit Facility”). The term loan bears interest at our election of either the bank’s base rate (3.52% at June 30, 2005) or the LIBOR rate (3.52% at June 30, 2005) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, as defined, but in no event greater than the bank’s base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. The interest rate at June 30, 2005 was 6.25%. The outstanding balance of the term loan was $11,944,000 and $15,000,000 at June 30, 2005 and 2004, respectively. The decrease in interest expense is due to a lower average outstanding balance of the term loan for the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004.
Other Income and (Expense), net
     Other income and (expense), net during the three-months ended June 30, 2005 reflects $814,000 of foreign currency transaction losses compared to $59,000 of foreign currency transaction losses during the three-months ended June 30, 2004.
Income Taxes
     Provision for income taxes was consistent between 2004 and 2005 for the three-months ended June 30. Deferred income tax expense relates to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three-months ended June 30, 2005 and 2004.

Six-Months Ended June 30, 2005 Compared with Six-Months Ended June 30, 2004
     The following table provides our operating results expressed as a percentage of total net revenues (dollars in thousands):

	Six-Months Ended June 30,
	2005		2004
Net revenues	$50,741	100.0%	$67,417	100.0%
Cost of sales:
Product costs and distribution	18,970	37.4%	26,570	39.4%
Royalties and product development	24,695	48.7%	19,620	29.1%

Total cost of sales	43,665	86.1%	46,190	68.5%

Gross profit	7,076	13.9%	21,227	31.5%
Research and development expense	19,410	38.3%	13,587	20.1%
Selling and marketing expense	23,059	45.4%	21,696	32.2%
Administrative expense	8,649	17.0%	8,734	13.0%

Operating loss	(44,042)	(86.8)%	(22,790)	(33.8)%
Interest income	1,118	2.2%	355	0.5%
Interest expense	(724)	(1.4)%	(572)	(0.8)%
Other income and (expense), net	(1,439)	(2.8)%	(2)	(0.0)%

Loss before income taxes	(45,087)	(88.8)%	(23,009)	(34.1)%
Provision for income taxes	656	1.3%	656	1.0%

Net loss	(45,743)	(90.1)%	(23,665)	(35.1)%
Preferred stock dividends:
Distributed	126	0.3%	1,379	2.0%
Imputed	3	0.0%	1,143	1.7%

Loss applicable to common stock	$(45,872)	(90.4)%	$(26,187)	(38.8)%

Consolidated Net Revenues
     The following table provides our total net revenues by platform, territory and period (dollars in thousands):

	Six-Months Ended June 30,
	2005		2004
Net revenues by platform
Sony PlayStation 2 (“PS2”)	$20,192	39.8%	$39,631	58.8%
Microsoft Xbox (“XBX”)	20,740	40.9%	23,382	34.7%
Nintendo GameCube (“NGC”)	2,817	5.6%	1,779	2.6%
Personal Computer (“PC”)	2,153	4.2%	0	0.0%
License and royalty	3,531	7.0%	2,066	3.1%
Other	1,308	2.5%	559	0.8%

Total net revenues	$50,741	100.0%	$67,417	100.0%

Net revenues by territory
North America	$35,521	70.0%	$58,481	86.7%
International	15,220	30.0%	8,936	13.3%

Total net revenues	$50,741	100.0%	$67,417	100.0%

     The following table provides our videogame releases by platform, territory and period:

Videogame title	Platform	Territory
Six-Months Ended June 30, 2005
Area 51	PS2, XBX, PC	North America
Mortal Kombat: Deception	NGC	North America
NARC	PS2, XBX	North America
Unreal Championship 2	XBX	North America
Area 51	PS2, XBX, PC	International
Maya the Bee	GBA	International
NARC	XBX	International
Shadowhearts: Covenant	PS2	International
Unreal Championship 2	XBX	International

Six-Months Ended June 30, 2004
MLB Slugfest: Loaded	PS2, XBX	North America
NBA Ballers	PS2, XBX	North America
Psi-Ops: The Mindgate Conspiracy	PS2, XBX	North America
The Suffering	PS2, XBX	North America
Midway Arcade Treasures	PS2, XBX	International
SpyHunter 2	PS2, XBX	International
The Suffering	PS2, XBX	International
     From 2004 to 2005, consolidated net revenues for the six-months ended June 30 decreased $16,676,000 (24.7%). This change was primarily attributable to a decrease in unit sales volume of 25.1% and a decrease in average per-unit net selling price of 3.6%. The decrease in unit sales is attributable to the release of our highly successful title NBA Ballers in the six-months ended June 30, 2004. These decreases were partially offset by an increase in license and royalty revenues of $1,465,000 (70.9%) from 2004 to 2005 for the six-months ended June 30.
North American Net Revenues
     From 2004 to 2005, North American net revenues for the six-months ended June 30 decreased $22,960,000 (39.3%). Our top three selling titles in North America during the six-months ended June 30, 2005 represented $26,281,000 of current period net revenues. These included Area 51, Unreal Championship 2 and NARC, all current period releases. Our top three selling titles in North America during the six-months ended June 30, 2004 represented $45,057,000 of net revenues and included NBA Ballers, The Suffering and Psi-Ops: The Mindgate Conspiracy, all titles released during the six-months then ended. North American net revenues also include substantially all license and royalty revenues for the six-months ended June 30, 2005 and 2004.
International Net Revenues
     From 2004 to 2005, international net revenues for the six-months ended June 30 increased $6,284,000 (70.3%). Our top three selling titles internationally during the six-months ended June 30, 2005 represented $11,307,000 of current period net revenues. These included Area 51, Unreal Championship 2 and ShadowHearts: Covenant. Our top three selling titles internationally during the six-months ended June 30, 2004 represented $6,794,000 of net revenues and included The Suffering, Midway Arcade Treasures and SpyHunter 2, all titles released internationally during the six-months then ended. During the six-months ended June 30, 2005, management has continued to increase efforts to grow international revenues.

Cost of Sales
     From 2004 to 2005, product costs and distribution costs for the six-months ended June 30 decreased $7,600,000 (28.6%). This resulted from a decrease in unit sales volume of 25.1% as well as a decrease in our per-unit costs of 4.7%. Royalties and product development costs increased $5,075,000 (25.9%) from 2004 to 2005 for the six-months ended June 30. As provided in the following table this was primarily attributable to an increase in amortization and writedowns of capitalized product development costs in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004.
     Amortization and writedowns of capitalized product development costs were as follows:

	Six-Months Ended
	June 30,
Description	2005	2004
Amortization of capitalized product development costs	$18,678,000	$12,064,000
Writedowns related to future releases	2,044,000	2,142,000
Writedowns related to current releases	—	384,000
Writedowns related to cancelled games	—	275,000

Total	$20,722,000	$14,865,000

Research and Development Expense
     Research and development costs were as follows:

	Six-Months Ended
	June 30,
Description	2005	2004
Gross research and development costs	$53,652,000	$35,525,000
Research and development costs capitalized	(34,242,000)	(21,938,000)

Research and development expense	$19,410,000	$13,587,000

     Gross research and development costs increased $18,127,000 (51.0%) from 2004 to 2005 for the six-months ended June 30. This increase is attributable to the fact that we have more games in development in the current period as compared to the prior period. This increased development activity has been facilitated by increased headcount in our internal product development teams, from 350 employees to 540 employees at June 30, 2004 and 2005, respectively. This increase in internal product development team headcount is primarily attributable to two development studios acquired during October and November of 2004. In August 2005, we added approximately 70 more employees, primarily game developers, with the acquisition of Ratbag. See Note 15 to the consolidated financial statements for further details.
Selling and Marketing Expense
     Selling and marketing expense increased $1,363,000 (6.3%) from 2004 to 2005 for the six-months ended June 30. Advertising expense decreased $96,000, to $15,109,000 for the six-months ended June 30, 2005 compared to $15,205,000 for the six-months ended June 30, 2004. Advertising expense for the six-months ended June 30, 2005 was primarily attributable to the support of our new releases during the six-months then ended, and continued advertising support for Mortal Kombat: Deception, which was released on the PS2 and XBX in the fourth quarter of 2004. Advertising expense for the six-months ended June 30, 2004 was primarily attributable to the support of our new releases during the six-months then ended. Offsetting the decrease in advertising expense were increases in payroll and benefits for the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004.

Interest Income
     Interest income increased $763,000 from 2004 to 2005 for the six-months ended June 30 due to increased interest rates as well as higher average cash balances during the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004.
Interest Expense
     Interest expense increased $152,000 from 2004 to 2005 for the six-months ended June 30. The outstanding balance of the term loan was $11,944,000 and $15,000,000 at June 30, 2005 and 2004, respectively. The increase in interest expense is due to the term loan being outstanding for the entire six-months ended June 30, 2005 compared to only a portion of the six-months ended June 30, 2004.
Other Income and (Expense), net
     Other income and (expense), net during the six-months ended June 30, 2005 reflects $1,432,000 of foreign currency transaction losses compared to $4,000 of foreign currency transaction gains during the six-months ended June 30, 2004.
Income Taxes
     Provision for income taxes was consistent between 2004 and 2005 for the six-months ended June 30. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the six-months ended June 30, 2005 and 2004.
Liquidity and Capital Resources
     Our principal source of operating cash is from sale of our videogames. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our videogame inventory, royalties to videogame platform manufacturers and intellectual property owners and costs incurred to sell and market our videogames. As of June 30, 2005 our primary source of liquidity was $59,221,000 of cash and cash equivalents, compared with $118,313,000 at December 31, 2004. Our working capital at June 30, 2005 totaled $93,681,000, compared with $141,894,000 at December 31, 2004. Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and liabilities and to develop a continuous stream of new games.
     We actively manage our capital structure and balance sheet as a component of our overall business strategy. We may issue shares of our common stock, and use our cash and cash equivalents, if we identify an opportunity to acquire additional software developers that will further strengthen our internal product development teams and our ability to create high quality games. We may also pursue additional debt or equity financing in the future to raise additional working capital or to settle outstanding obligations, if terms and conditions allow, alleviating the need to use cash.
     During the six-months ended June 30, 2005, receivables, excluding the impact of receivables provisions, increased by $7,330,000 due to sales for the period exceeding cash collections and credits granted to customers. We also invested $3,476,000 in property and equipment during the six-months ended June 30, 2005, relating primarily to computer equipment and software.

     During the six-months ended June 30, 2004, receivables, excluding the impact of receivables provisions, increased by $11,117,000 due to sales in the period of our second quarter of 2004 releases. Accounts payable and accruals increased from the beginning of the period by a net $9,572,000 due to increased spending on advertising and marketing costs and inventory costs, including platform royalties owed on releases in the second quarter of 2004. Also during the six-months ended June 30, 2004, a number of financing activities provided a significant amount of cash to further fund our operations, including $15,000,000 of proceeds received from the term loan entered into during the period, net proceeds of $78,299,000 from the sale of common stock, net proceeds of $12,423,000 from the sale of Series D preferred stock and $18,788,000 of proceeds received from the exercise of common stock options.
     Management believes that our cash and cash equivalents on-hand at June 30, 2005 of $59,221,000, along with additional availability under the bank financing secured in March 2004, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business through the end of the second quarter of 2006. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan. Management is currently assessing opportunities to obtain debt or equity financing. Availability under the revolving line of credit of up to $15,000,000 is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. At June 30, 2005, we had approximately $7,600,000 available for borrowings under the line of credit. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $450,000. In addition, management has the ability, if necessary, to implement restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.
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
     The following table summarizes our contractual obligations as of June 30, 2005 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt obligations(1)	$11,944	$3,333	$6,667	$1,944	$—
Interest on long-term debt obligations(2)	1,408	651	677	80	—
Operating lease obligations(3)	7,471	2,979	3,996	496	—
Purchase obligations(4)	56,594	30,129	11,395	15,070	—
Other long-term liabilities(5)	2,449	1,778	671	—	—
Redeemable convertible preferred stock(6)	4,460	4,460	—	—	—
Dividends to be distributed on redeemable convertible preferred stock(7)	181	181	—	—	—

Total	$84,507	$43,511	$23,406	$17,590	$—

(1)	These obligations are reflected on our consolidated balance sheet at June 30, 2005 in current portion of long-term debt and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the rate in effect on June 30, 2005 (6.25%). These obligations are not reflected on our consolidated balance sheet at June 30, 2005.

(3)	These obligations are not reflected on our consolidated balance sheet at June 30, 2005.

(4)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at June 30, 2005.

(5)	These items are reflected on our consolidated balance sheet at June 30, 2005 in current and noncurrent liabilities, as appropriate.

(6)	Assumes Series D redeemable convertible preferred stock remains outstanding until the maturity date of March 15, 2006. We may elect to redeem all or part of the Series D preferred stock in cash or by converting all or a part of the shares of Series D preferred stock into common stock, under certain circumstances. In addition, the holders of the Series D preferred stock may convert their shares into shares of common stock at any time. $4,456,000 of this obligation is reflected on our consolidated balance sheet at June 30, 2005.

(7)	Assumes Series D redeemable convertible preferred stock remains outstanding until the maturity date of March 15, 2006. Dividends may be paid in cash or at our option in registered shares of our common stock. These obligations are not reflected on our consolidated balance sheet at June 30, 2005.
Impact of Inflation
     In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.
Seasonality
     Our business is highly seasonal and we have generally experienced higher revenues in the quarter ended December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under our credit facility, we have a term loan and a revolving line of credit of up to $15,000,000. At June 30, 2005, the balance of the term loan was $11,944,000, and there were no amounts drawn on the revolving line of credit. We had two letters of credit totaling $151,000 that were outstanding at June 30, 2005. The term loan bore interest at the bank’s base rate (6.25% at June 30, 2005). Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $100,000.
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
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     As we previously reported, in June 2004, two putative class action lawsuits were filed against Sumner M. Redstone, Midway and several directors of Midway in the Court of Chancery for the State of Delaware in and for New Castle County. These putative class actions were brought on behalf of all persons, other than defendants, who own Midway’s securities and allege, among other things, that Midway and its directors breached their fiduciary duties to Midway’s other shareholders by allowing Sumner M. Redstone to purchase a substantial amount of Midway’s common stock from other Midway shareholders. Plaintiffs in these two class action complaints filed for and were granted dismissal on March 18, 2005 and May 5, 2005.
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
     During the second quarter of 2005, Sumner M. Redstone, our largest stockholder, reported that he and his affiliate, National Amusements Inc., purchased additional shares of our common stock such that his aggregate holdings exceeded 81% of our outstanding voting securities as of June 30, 2005. According to filings made by Mr. Redstone with the SEC, he and National Amusements purchased a total of 3,054,300 shares of our common stock during the second quarter of 2005, as described in the table below. Subsequent to June 30, 2005, Mr. Redstone reported that he and National Amusements have continued to purchase additional shares of our common stock.
     The following table sets forth the information regarding purchases reported by Mr. Redstone, either directly or through National Amusements, during the period beginning on April 1, 2005 and ending on June 30, 2005:

ISSUER (AFFILIATE) PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number (or
			(c) Total Number of Shares	Approximate Dollar
	(a) Total Number	(b) Average	Purchased as Part of	Value) of Shares that May Yet
	of Shares	Price Paid	Publicly Announced Plans or	Be Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs
4/1/05 - 4/30/05	512,500	$10.11	N/A	N/A
5/1/05 - 5/31/05	817,900	$8.86	N/A	N/A
6/1/05 - 6/30/05	1,723,900	$10.33	N/A	N/A
Total	3,054,300	$9.90	N/A	N/A

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on June 6, 2005. The matters submitted to a stockholder vote were proposals:
1)	To elect seven directors to serve until our next annual meeting and until their successors are duly elected and shall qualify;

2)	To ratify the 2005 Long-Term Incentive Plan, which permits the issuance of stock options, restricted stock and other securities and cash awards; and

3)	To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005.
The voting results were as follows:
1)	Our stockholders elected the seven nominated directors to serve until our next annual meeting and until their successors are duly elected and shall qualify, as follows:

Nominee	For	Withheld
Kenneth D. Cron	84,768,898	250,666
Shari E. Redstone	83,810,779	1,208,785
William C. Bartholomay	84,694,384	325,180
Peter C. Brown	84,771,208	248,356
Joseph A. Califano, Jr.	83,871,037	1,148,527
Ira S. Sheinfeld	84,424,248	595,316
Robert N. Waxman	84,767,973	251,591
2)	Our stockholders ratified the 2005 Long-Term Incentive Plan, as follows:

For:	72,035,810
Against:	927,688
Abstentions:	49,694
Broker Non-Votes:	12,006,372
3)	Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005, as follows:

For:	84,869,670
Against:	130,682
Abstentions:	19,212
Broker Non-Votes:	0

Item 6. Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the 10/15/03 8-K.

10.1	Eleventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 26, 2005.

10.2	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
By:	/s/ Thomas E. Powell
Thomas E. Powell
Executive Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2005

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the 10/15/03 8-K.

10.1	Eleventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 26, 2005.

10.2	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.