Form 10-Q
period 2005-09-30
MIDWAY GAMES INC
filed 2005-11-07
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission file number 001-12367
MIDWAY GAMES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2906244
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2704 W. Roscoe Street, Chicago, IL	60618
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (773) 961-2222
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 89,668,775 shares of common stock, $0.01 par value, were outstanding at November 3, 2005, excluding 1,101,673 shares held as treasury shares.

MIDWAY GAMES INC.
INDEX

		PAGE
		NO.
Part I. Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets — September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations — Three and Nine-Months Ended September 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows — Nine-Months Ended September 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

Signature		27

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,208	$118,313
Receivables, less allowances of $12,383 at September 30, 2005 and $8,836 at December 31, 2004	26,426	15,724
Inventories	7,283	6,893
Capitalized product development costs	38,695	27,850
Prepaid expenses and other current assets	11,693	6,570

Total current assets	189,305	175,350
Capitalized product development costs	2,841	809
Property and equipment, net	19,134	15,470
Goodwill	44,311	39,533
Other assets	12,333	11,155

Total assets	$267,924	$242,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,780	$6,673
Accrued compensation and related benefits	2,261	5,183
Accrued royalties	5,431	3,493
Accrued selling and marketing	3,818	3,525
Current portion of long-term debt	3,333	3,333
Other accrued liabilities	12,652	11,249

Total current liabilities	45,275	33,456
Convertible senior notes	75,000	—
Long-term debt	7,778	10,278
Deferred income taxes	7,777	6,773
Other noncurrent liabilities	623	340
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated, 30 shares issued and outstanding at September 30, 2005, redeemable at $300 and 446 shares issued and outstanding at December 31, 2004, redeemable at $4,460	300	4,453
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 90,342,277 and 87,883,494 shares issued at September 30, 2005 and December 31, 2004	903	879
Additional paid-in capital	409,596	392,177
Accumulated deficit	(265,284)	(190,612)
Accumulated translation adjustment	(729)	(1,420)
Deferred compensation	(3,643)	(4,379)
Treasury stock, at cost, 1,101,673 and 1,096,646 shares at September 30, 2005 and December 31, 2004	(9,672)	(9,628)

Total stockholders’ equity	131,171	187,017

Total liabilities and stockholders’ equity	$267,924	$242,317

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$29,527	$16,951	$80,268	$84,368
Cost of sales:
Product costs and distribution	11,470	9,268	30,440	35,838
Royalties and product development	20,469	7,098	45,164	26,718

Total cost of sales	31,939	16,366	75,604	62,556

Gross profit (loss)	(2,412)	585	4,664	21,812
Research and development expense	8,756	6,071	28,166	19,658
Selling and marketing expense	12,538	6,321	35,597	28,017
Administrative expense	4,475	2,142	13,124	10,876

Operating loss	(28,181)	(13,949)	(72,223)	(36,739)
Interest income	436	407	1,554	762
Interest expense	(595)	(338)	(1,319)	(910)
Other income and (expense), net	(292)	299	(1,731)	297

Loss before income taxes	(28,632)	(13,581)	(73,719)	(36,590)
Provision for income taxes	297	329	953	985

Net loss	(28,929)	(13,910)	(74,672)	(37,575)
Preferred stock dividends:
Distributed	151	441	277	1,820
Imputed	3	1,771	6	2,914

Loss applicable to common stock	$(29,083)	$(16,122)	$(74,955)	$(42,309)

Basic and diluted loss per share of common stock	$(0.33)	$(0.20)	$(0.87)	$(0.62)

Weighted average number of shares outstanding	87,068	81,276	86,221	68,142

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine-Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(74,672)	$(37,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	40,976	20,338
Depreciation and amortization	5,394	3,906
Receivables provision	16,746	12,003
Deferred income taxes	1,004	985
Stock-based compensation expense	1,658	822
Amortization of debt issuance costs	206	174
Loss on disposal of property and equipment	55	2
Changes in operating assets and liabilities:
Receivables	(27,436)	(5,114)
Inventories	(506)	(9,107)
Capitalized product development costs	(53,853)	(34,301)
Prepaid expenses and other current assets	(5,141)	(2,743)
Accounts payable and accruals	10,006	9,255
Other assets and liabilities	1,370	(8,947)

Net cash used in operating activities	(84,193)	(50,302)

Investing activities:
Purchases of property and equipment	(4,849)	(1,659)
Acquisitions, net of cash acquired	(332)	220

Net cash used in investing activities	(5,181)	(1,439)

Financing activities:
Proceeds from issuance of convertible senior notes	75,000	—
Proceeds from long-term debt	—	15,000
Payment of long-term debt	(2,500)	(556)
Payment of debt issuance costs	(2,542)	(789)
Payments on capital lease obligation	(530)	—
Net proceeds from sale of common stock	—	78,299
Net proceeds from sale of Series D preferred stock	—	12,423
Cash dividends on preferred stock	(205)	(1,594)
Cash received on exercise of common stock options	7,596	22,503
Cash received on exercise of common stock warrants	—	3,668
Remittance of withholding taxes in lieu of stock issuance	—	(3,924)

Net cash provided by financing activities	76,819	125,030
Effect of exchange rate changes on cash	(550)	30

(Decrease) increase in cash and cash equivalents	(13,105)	73,319
Cash and cash equivalents at beginning of period	118,313	41,682

Cash and cash equivalents at end of period	$105,208	$115,001

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and nine-months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
2. Reclassifications
     Certain prior period balances have been reclassified to conform to the current period presentation.
3. New Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently use the Black-Scholes model to calculate the stock option grants’ fair value and related pro forma compensation expense quarterly and annually and disclose the impact on loss applicable to common stock and the related per share amount in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. See the table in Note 8 for the estimated impact that such a change in accounting would have had if it had been in effect during the three and nine-month periods ended September 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current accounting guidance.
     The adoption of SFAS No. 123R is currently required beginning with our three-month period ending March 31, 2006. We currently plan to adopt the modified prospective application method allowed under SFAS No. 123R and estimate an additional charge to expense of approximately $3,400,000 in 2006 relating to currently outstanding stock options. The actual impact will depend upon the final fair value model selected and any additional options that may be granted or forfeited up to and during each period of recognition.
4. Acquisition
     On August 4, 2005, we acquired privately-held Ratbag Holdings Pty Ltd. and its subsidiary companies (“Ratbag”). Ratbag is a software developer located in Adelaide, Australia that we anticipate will further strengthen our internal development team and ability to create high quality games. Prior to the acquisition, Ratbag was working on an unannounced Midway title. We acquired all of the outstanding equity interests of Ratbag in exchange for 418,570 shares of our common stock having a value of approximately $5,500,000, and $1,000 in cash. The ability to transfer certain of these shares is restricted until specified dates are reached through August 4, 2008. In addition, up to 38,052 of these shares may be forfeited if the former chief executive officer of Ratbag, who is now acting as “Studio Head”, voluntarily terminates his employment with us or his employment is terminated by us for cause prior to the expiration of three years from the acquisition date. The Studio Head was also a shareholder of Ratbag prior to the acquisition and the 38,052 shares represent a portion of the shares issued to him in conjunction with the acquisition.
     In addition to shares issued for the acquisition of Ratbag, rights to acquire a total of 38,050 restricted shares of our common stock with a value of approximately $500,000 were issued on August 4, 2005 as retention incentives to 10 key Ratbag employees who continued as our employees after the acquisition. Provided the employee remains employed by us, the rights become exercisable for no consideration as follows: 12,683 shares on August 4, 2006; 12,683 shares on August 4, 2007; and the remaining 12,684 shares on August 4, 2008. The value of these rights to acquire restricted shares will be amortized and recognized as compensation expense on a straight-line basis over the three-year period in which the restrictions lapse.

     The preliminary purchase price allocation, including $565,000 of direct costs associated with the acquisition, is as follows:

Net tangible assets, including software	$352,000
Non-compete agreements	323,000
Goodwill	4,891,000

Total	$5,566,000

     This purchase price allocation is subject to adjustment, based on the final results of a third party valuation. The 38,052 shares issued to the Studio Head, with a value of approximately $500,000, are not included in the purchase price since these shares were determined to be compensation for future service.
     The intangible assets associated with the non-compete agreements are being amortized on a straight-line basis over three years. Amortization expense related to the non-compete agreements for the three and nine-months ended September 30, 2005 was approximately $15,000. Goodwill, non-compete agreements and certain software recorded in connection with the acquisition are deductible for income tax purposes.
     The operations of Ratbag are included in our statement of operations from the acquisition date of August 4, 2005 through September 30, 2005. Pro forma consolidated statements of operations related to the acquisition are not shown since they would not differ materially from reported results.
     During 2004, we also acquired three privately-held software developers in all-stock transactions valued at a total of $10,356,000. The operations of each business acquired are included in our statement of operations for the three and nine-months ended September 30, 2005. Only one acquisition had been completed prior to September 30, 2004 and therefore was the only business acquired during 2004 that was included in our operations for the three and nine-months then ended.
     See Note 17 for details of an acquisition completed subsequent to September 30, 2005.
5. New Consolidated Subsidiary
     During January 2005, we formed a new wholly-owned subsidiary, Midway Games GmbH (“MGG”), for the purpose of selling and marketing our products in Germany, Austria and Switzerland. MGG is located in Munich, Germany. Its assets, liabilities and results of operations are included in the consolidated balance sheet and statements of operations and cash flows as of and for the three and nine-months ended September 30, 2005. All intercompany accounts and transactions have been eliminated in consolidation.
     Two members of MGG’s management are the sole shareholders of F+F Publishing GmbH (“F+F”). F+F is primarily in the business of distributing videogames and other products to retailers. One of these MGG employees is also the Managing Director of F+F. We sell products directly to retailers, distributors and F+F. F+F sells our products to various retailers. We generated net revenues of $2,000 and $327,000 from sales to F+F during the three and nine-months ended September 30, 2005, respectively, and had a receivable of $327,000 from F+F at September 30, 2005. In addition, we purchase certain products, primarily videogames developed by third parties, from F+F and in turn sell these products to retailers and distributors. We incurred costs of sales of $228,000 and $813,000 related to this activity during the three and nine-months ended September 30, 2005, respectively, and had a payable of $813,000 to F+F at September 30, 2005.
6. Inventories
     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.

7. Capital Lease
     During January 2005, we entered into a capital lease for the acquisition of software to be used in the development of our videogames. The current and long-term portions of the capital lease obligation are reflected in other accrued liabilities and other noncurrent liabilities. The original cost of the software capitalized related to this lease is $3,808,000 and is reflected in property and equipment on the consolidated balance sheet, net of amortization of $325,000 for the nine-months ended September 30, 2005. Of this capitalized software, $1,000,000 was paid during 2004 and was reflected in other assets, noncurrent at December 31, 2004. This capital lease has future minimum commitments due beyond September 30, 2005 as follows (in thousands):

2005	$700
2006	1,300
2007	400

Total capital lease obligation	2,400
Less: Imputed interest	(122)

Present value of capital lease obligation	2,278
Current capital lease obligation	(1,748)

Long-term capital lease obligation	$530

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
     The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reported loss applicable to common stock	$(29,083)	$(16,122)	$(74,955)	$(42,309)
Deduct stock-based compensation expense included in reported loss applicable to common stock (a)	492	264	1,658	822
Add stock-based compensation expense determined under the fair value based method for all awards (a)	(1,475)	(1,978)	(4,731)	(7,207)

Pro forma net loss applicable to common stock	$(30,066)	$(17,836)	$(78,028)	$(48,694)

Basic and diluted loss per share:
As reported	$(0.33)	$(0.20)	$(0.87)	$(0.62)
Pro forma	$(0.35)	$(0.22)	$(0.90)	$(0.71)

(a)	These amounts reflect a $0 income tax effect. See Note 12 for details about our income taxes.
     Our accounting for stock-based awards will be impacted beginning in 2006 by a recently issued accounting pronouncement, SFAS No.123R (revised 2004), Share-Based Payment. See Note 3 “New Accounting Pronouncement”.
9. Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $28,785,000 and $73,981,000 for the three and nine-months ended September 30, 2005, respectively, and $13,905,000 and $37,629,000 for the three and nine-months ended September 30, 2004, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.

10. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding on each of the following dates (in thousands):

	September 30,
	2005	2004
Stock options	6,379	7,930
Warrants	679	842
Contingent shares	1,021	683
Convertible senior notes	4,225	—
Redeemable convertible preferred stock, Series D	75	1,115

Total common stock equivalents	12,379	10,570

     The calculation of loss per share of common stock for the three and nine-months ended September 30, 2005 and 2004 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the three and nine-months ended September 30, 2005 and 2004 were used in their respective calculations of basic and diluted loss per share of common stock.
11. Capitalized Product Development Costs and Research and Development Costs
     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Beginning balance	$42,178	$18,365	$28,659	$11,292
Additions	19,611	12,363	53,853	34,301
Amortization	(13,693)	(4,042)	(32,372)	(16,106)
Writedowns	(6,560)	(1,431)	(8,604)	(4,232)

Ending balance	$41,536	$25,255	$41,536	$25,255

     Research and development costs were as follows for the following periods (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross research and development costs	$28,367	$18,434	$82,019	$53,959
Research and development costs capitalized	(19,611)	(12,363)	(53,853)	(34,301)

Research and development expense	$8,756	$6,071	$28,166	$19,658

12. Income Taxes
     During the three and nine-months ended September 30, 2005 and 2004, we recorded a valuation allowance against our deferred tax assets to reduce our net deferred tax asset to zero, the amount reasonably expected to be used. The applicable accounting guidance limits the amount expected to be used to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to indefinite-lived assets, such as goodwill, cannot be determined to be more likely than not to generate taxable income within the carryforward period and are therefore not offset against deferred tax assets on the consolidated balance sheets. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, deferred tax expense will be recognized. We will be required to provide additional deferred tax assets and offsetting valuation allowances in future periods should tax losses occur. Our valuation allowance increased $15,193,000 and $33,514,000 in the three and nine-months ended September 30, 2005, respectively, and $8,022,000 and $23,459,000 in the three and nine-months ended September 30, 2004, respectively. The valuation allowance may be reversed into income in future periods if and when we return to profitability.
     At December 31, 2004, we had a net operating loss carryforward of $306,664,000 for federal income tax purposes which expires from 2019 to 2024, and net operating loss carryforwards of $97,022,000 for state income tax purposes which expire from 2005 to 2022. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code, may limit the annual amount of net operating loss carryforwards we may use to offset future taxable income.

13. Convertible Senior Notes
     In September 2005, we issued $75,000,000 of convertible senior notes (“notes”) due March 30, 2025. The notes are senior unsecured obligations and are subordinate to all secured debt obligations. The notes bear interest at 6.00% per annum and are payable semi-annually on March 30 and September 30 of each year, beginning March 30, 2006.
     The holders of the notes may convert the notes into shares of our common stock at any time prior to the maturity date or redemption of the notes at an initial conversion rate of 56.3253 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $17.75 per share. The conversion rate may be adjusted upon the occurrence of certain events, including the following:
•	Our controlling stockholder and his affiliates become the beneficial owner, directly or indirectly, of 90% or more of the aggregate fair value of our outstanding capital stock. In this event, the conversion rate will increase by 4.4177 shares per $1,000 principal amount of the notes. This conversion rate increase is subject to future adjustment in accordance with the provisions of the indenture governing the notes.

•	On April 30, 2007, or in some circumstances, September 30, 2007, if the daily volume weighted average price for the period that is 20 consecutive trading days prior to April 30, 2007, or in some circumstances, September 30, 2007, is less than $16.14, as adjusted for capital changes. In this event, the conversion rate will increase at varying amounts. However, after adjustment, the conversion rate cannot exceed 100 shares per $1,000 principal amount of the notes.

•	We effect certain business combinations, asset sales or changes in ownership where the consideration paid to the common stockholders includes securities (or other property) that are neither traded on a U.S. national securities exchange nor quoted on the Nasdaq National Market nor scheduled to be so traded or quoted immediately after such transaction. In these events, the conversion rate will increase at varying amounts with a maximum increase of 5.63 shares per $1,000 principal amount of the notes.

•	Issuance of additional rights to holders of our common stock, such as stock splits, declaration of dividends and certain other distributions and capital changes.
     On or after October 5, 2010, subject to certain notification provisions, we may from time to time, at our option, redeem some or all of the notes for cash equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
     On each of April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020, the holders may require us to repurchase all or a portion of their notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. In addition, the holders may require us to repurchase all or a portion of their notes upon certain fundamental changes (as defined in the indenture governing the notes as a change in control or if our common stock is neither listed for trading on a U.S. national securities exchange nor quoted on the Nasdaq National Market), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.
     The issuance of these convertible senior notes has no impact on our calculation of weighted average shares outstanding in our computation of basic earnings per share. In periods of net income, the conversion feature of these notes will be included in our calculation of diluted earnings per share based on the “if-converted” method, as prescribed in SFAS No. 128, Earnings per Share, to the extent the effect of including these notes is dilutive.
14. Preferred Stock
     In August 2005, the sole remaining holder of our Series D preferred stock converted 416 of its 446 shares of Series D preferred stock into 1,040,000 shares of our common stock at the conversion price of $4.00 per share. An additional 6,192 shares of common stock were issued to the holder upon conversion to satisfy net accrued dividends that existed on the date of conversion.
     In September 2005, we notified this holder that we were exercising our right to convert the remaining 30 shares of Series D preferred stock into shares of our common stock. This conversion became effective October 20, 2005 and resulted in the issuance of 75,000 shares of our common stock at the conversion price of $4.00 per share. We also issued an additional 141 shares of common stock to satisfy net accrued dividends remaining on the date of conversion.

15. Common Stock
     During the three and nine-months ended September 30, 2005, stock option exercises resulted in the issuance of an aggregate of 748,124 and 996,442 shares of common stock, at average exercise prices of $8.20 and $7.49 per share, resulting in total proceeds of approximately $6,138,000 and $7,466,000, respectively. During the three and nine-months ended September 30, 2004, stock option exercises resulted in the issuance of an aggregate of 533,707 and 3,913,911 shares of common stock, at average exercise prices of $7.02 and $5.77 per share, resulting in total proceeds of approximately $3,747,000 and $22,589,000, respectively. Amounts reflected in the consolidated statements of cash flows differ from these amounts due to the timing of cash received related to the exercises.
16. Legal Proceedings
     We have potential liabilities related to tax matters for which we believe that a future loss is reasonably possible. We estimate any loss to be in the range of $0 to $1,700,000. In addition, we currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued at September 30, 2005.
17. Subsequent Events
     On October 3, 2005, we acquired privately-held The Pitbull Syndicate Limited (“Pitbull”). Pitbull is a software developer located in Newcastle, United Kingdom that we anticipate will augment our internal development team and help us to create high quality games. We acquired all of the outstanding equity interests of Pitbull in exchange for 199,385 shares of our common stock having a value of approximately $2,775,000 and $1,000 in cash. The holders of these shares have agreed to contractual restrictions on the sale of certain of these shares which will lapse in various installments over the next three years.
     In addition to shares issued for the acquisition of Pitbull, a total of 25,146 restricted shares of our common stock with a value of approximately $350,000 were issued on October 3, 2005 as retention incentives to 11 key Pitbull employees who continued as our employees after the acquisition. These shares have restrictions on sale that lapse as to 10,780 shares on October 3, 2006; 7,183 shares on October 3, 2007; and the remaining 7,183 shares on October 3, 2008. These shares were issued to the employees without consideration.
     On October 6, 2005, we issued 625,000 shares of restricted stock to certain key members of management under the Midway Games Inc. 2005 Long-Term Incentive Plan. The restricted stock is restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission (“SEC”). Further, some or all of the restricted stock may be forfeited on such date if certain operating income targets are not achieved for the year ending December 31, 2007. The restricted stock will also be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans and goals, our beliefs concerning future business conditions and the outlook for Midway based on currently available information. Whenever possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “eventually,” “anticipate,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the current console platform transition and other technological changes, dependence on major platform manufacturers and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1. Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our more recent reports filed with or furnished to the SEC. Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and Midway undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Overview
     We have one operating segment, developing and publishing interactive entertainment software (videogames). We sell videogames for play on home consoles, handheld devices and personal computers (“PCs”) to mass merchants, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major videogame platforms, including Sony’s PlayStation 2 (“PS2”) computer entertainment system, Microsoft’s Xbox and Nintendo’s GameCube and Game Boy Advance, and also for PCs. Most of our videogames have suggested retail prices on the initial release date in North America ranging from $39.95 to $49.95 for console games, $19.95 to $29.95 for handheld games and $29.95 to $49.95 for PC games. Most of our videogames have suggested retail prices on the initial release date in International markets ranging from $35.00 to $70.00 for console games, $25.00 to $40.00 for handheld games and $35.00 to $65.00 for PC games. Additionally, we earn license and royalty revenue from licensing the rights to some of our videogames and intellectual property to third parties.
New Platform Cycle, Recent Trends and Uncertainties
     Our revenues and results of operations could be negatively impacted by the continuation of recent retail sales declines of videogames due to the onset of the new platform cycle which we believe will result in decreased revenues from the sales of games developed for the older generation of platforms and increased development costs for games developed on the new generation of consoles.
New Platform Cycle — The current generation of game platforms includes the following home consoles: the PS2, released in 2000, the GameCube and the Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase videogames for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft announced that it will release its new home console platform, the Xbox 360, in November 2005. Sony and Nintendo are expected to release their new home console platforms sometime in 2006. We are currently planning for this transition in our product development process. As we move through the home console transition period, we expect our future revenues and operating results could be negatively impacted, which could cause our stock price to fluctuate significantly.
Decreasing Revenues and Selling Prices — At the end of each cycle, when the introduction of a new generation of home game consoles is announced, net revenues related to the older generation of platforms and games generally diminish, as consumers defer and decrease purchases in anticipation of the new platforms and games, and videogame developers lower prices on games for the older generation of platforms. While our net revenues for the third quarter of 2005 improved over net revenues for the same quarter of 2004, due primarily to the release of Mortal Kombat: Shaolin Monks, The Suffering: Ties that Bind and Midway Arcade Treasures 3, industry-wide North American retail unit and dollar sales declined significantly during the third quarter of 2005 compared to the third quarter of 2004. We believe this industry decline is due in large part to the ongoing home console transition. We expect that this trend will continue and that our future revenues could be negatively affected until completion of the transition period. The following table illustrates current generation software sales which includes sales of PS2, Xbox, GameCube and Game Boy Advance videogames. These are the primary platforms for which we develop videogames.

(Decrease) in third quarter 2005 videogame retail sales compared to third quarter of 2004 — North America
Month	Retail dollar sales decrease (%)	Retail unit sales decrease (%)
July	(18%)	(21%)
August	(8%)	(12%)
September	(32%)	(32%)

Source: The NPD Group
Increasing Costs to Develop Videogames — Videogames have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall gameplay experience. We expect the development of video games for the next generation of consoles will be more costly and take longer to develop. Further we expect the development of video games for the next generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the current generation of consoles of 12 to 36 months. We expect our development costs related to developing titles on the next generation of consoles will average between $15 million to $20 million per title, which represents a substantial increase in development costs incurred to develop current generation titles, which generally can be as high as $14 million.

Handheld Market
     In November 2004, Nintendo launched a dual-screened, portable game system, Nintendo DS. Sony also entered the handheld market with the introduction of PlayStation Portable (“PSP”). PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. Although we expect to release our first game for the PSP this year, the handheld market is not currently a significant part of our business. We may devote more resources toward this market in the future depending upon the success of the new handheld systems.
PC Market
     We anticipate generating increased revenues from games played on PCs in the future. Our recent agreements to publish three PC titles, which include the next installment of Unreal Tournament and Rise and Fall: Civilizations at War, both scheduled for release in 2006, and Earth 2160, scheduled for release in the fourth quarter of 2005, along with other scheduled releases of PC titles in 2005 and 2006, are expected to increase our revenue from the PC market in future periods. Historically, the PC business has been less cyclical than the home console business, and we believe that marketing games to the PC market will help to stabilize our revenues during the current home console transition period.
Children’s Market
     During the nine-months ended September 30, 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop videogames based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. We believe that videogame sales for the children’s market will perform well, particularly on the older videogame consoles and the handheld platforms, as the industry enters the current home console transition period.
Strategic Alliance
     During the nine-months ended September 30, 2005, we announced a strategic relationship with MTV Networks to jointly market three videogame titles to be released in the future, and collaborate on soundtrack development for two of these titles. L.A. RUSH, released in October 2005 on the PS2 and Xbox, was the first of the three titles to be released under the relationship. This alliance with MTV is expected to help increase the overall marketing reach and exposure of our titles released under the agreement.
     MTV is a subsidiary of Viacom Inc. Our largest stockholder, Sumner M. Redstone, is also the controlling stockholder, chief executive officer and chairman of the board of Viacom.
Expansion of Resources
     During the nine-months ended September 30, 2005, we expanded our international operations with the formation of a wholly-owned subsidiary, Midway Games GmbH. This subsidiary is located in Munich, Germany and is responsible for Midway’s sales, marketing and distribution in Germany, Austria and Switzerland. See Note 5 to the consolidated financial statements for further information about Midway Games GmbH.
     Since January 2004, we have acquired five privately-held software developers:
•	Seattle, Washington-based Surreal Software Inc. (“Surreal”) in April 2004. Surreal worked with us in the development of The Suffering, a title we released in March 2004, and The Suffering: Ties that Bind, a title we released in September 2005.

•	Austin, Texas-based Inevitable Entertainment Inc. (“Inevitable”) in October 2004. Inevitable worked with us on the development of Area 51, a title we released in April 2005.

•	Moorpark, California-based CWS Entertainment Ltd. d/b/a Paradox Development (“Paradox”) in November 2004. Paradox worked with us on the development of Mortal Kombat: Shaolin Monks, a title we released in September 2005.

•	Adelaide, South Australia-based Ratbag Holdings Pty Ltd. and its subsidiary companies (“Ratbag”) in August 2005. Ratbag is working on an unannounced Midway title.

•	Newcastle, United Kingdom-based The Pitbull Syndicate Ltd. (“Pitbull”) in October 2005. Pitbull worked with us on the development of L.A. RUSH, a title we released in October 2005.

     We believe that the acquisition of these studios strengthens our internal product development team and reinforces our ability to make high quality games. We also continue to evaluate additional acquisition opportunities. See Note 4 and Note 17 to the consolidated financial statements for additional details on the acquisitions of Ratbag and Pitbull, respectively.
     We are focusing on building our product pipeline to achieve the necessary size and scale to succeed in the next home console cycle. We expect to continue to increase our investment in product development, which we anticipate will include substantial headcount growth and further acquisitions of external development studios. We anticipate that these activities will increase both revenues and operating costs in future periods.
Majority Stockholder
     Sumner M. Redstone, our largest stockholder, reported in filings made with the SEC that his aggregate beneficial holdings approximated 85% of our outstanding voting securities as of September 30, 2005. Mr. Redstone and his affiliate, National Amusements, Inc., have continued to purchase additional shares of our common stock through the date of this report. As the majority voting stockholder of Midway, Mr. Redstone can change our business strategies and policies, select all of the members of our Board of Directors and control all other stockholder votes. If Mr. Redstone were to cease purchasing our shares of common stock, the market price of our common stock could decline. If Mr. Redstone were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” transaction. Mr. Redstone has also stated that Midway could be considered as a potential Viacom acquisition candidate. Mr. Redstone is the Chairman of the Board and Chief Executive Officer of Viacom. An independent committee of Viacom’s board of directors has been formed to consider any proposed transactions or business arrangements with Midway. Midway has also formed an independent committee to consider any proposed transactions or business arrangements with Mr. Redstone or any of his affiliates.
Issuance of Convertible Senior Notes
     During September 2005, we completed the private placement of $75 million of convertible senior notes resulting in net proceeds of approximately $72.5 million. We intend to use the proceeds from the offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to fund future acquisitions of, or strategic alliances with, development companies or other companies involved in the development, production or sales of videogames. See Note 13 to the consolidated financial statements for further details on these convertible senior notes.
Results of Operations
Three-Months Ended September 30, 2005 Compared with Three-Months Ended September 30, 2004
     The following table provides our operating results and the results expressed as a percentage of total net revenues (dollars in thousands):

	Three-Months Ended September 30,
	2005		2004
Net revenues	$29,527	100.0%	$16,951	100.0%
Cost of sales:
Product costs and distribution	11,470	38.9%	9,268	54.6%
Royalties and product development	20,469	69.3%	7,098	41.9%

Total cost of sales	31,939	108.2%	16,366	96.5%

Gross profit (loss)	(2,412)	(8.2)%	585	3.5%
Research and development expense	8,756	29.6%	6,071	35.8%
Selling and marketing expense	12,538	42.5%	6,321	37.3%
Administrative expense	4,475	15.2%	2,142	12.7%

Operating loss	(28,181)	(95.5)%	(13,949)	(82.3)%
Interest income	436	1.5%	407	2.4%
Interest expense	(595)	(2.0)%	(338)	(2.0)%
Other income and (expense), net	(292)	(1.0)%	299	1.8%

Loss before income taxes	(28,632)	(97.0)%	(13,581)	(80.1)%
Provision for income taxes	297	1.0%	329	2.0%

Net loss	(28,929)	(98.0)%	(13,910)	(82.1)%
Preferred stock dividends:
Distributed	151	0.5%	441	2.6%
Imputed	3	0.0%	1,771	10.4%

Loss applicable to common stock	$(29,083)	(98.5)%	$(16,122)	(95.1)%

     The following table provides a comparison of periodic operating results from year-to-year (dollars in thousands):

		Three-Months Ended
		September 30,
	See			Increase /	Percent
	explanation	2005	2004	(Decrease)	Change
Consolidated net revenues	A	$29,527	$16,951	$12,576	74.2%
North American net revenues	B	24,507	10,896	13,611	124.9%
International net revenues	C	5,020	6,055	(1,035)	(17.1)%
Cost of Sales:
Product cost and distribution	D	11,470	9,268	2,202	23.8%
Royalties and product development	E	20,469	7,098	13,371	188.4%
Research and development expense	F	8,756	6,071	2,685	44.2%
Selling and marketing expense	G	12,538	6,321	6,217	98.4%
Administrative expense	H	4,475	2,142	2,333	108.9%
Interest income	I	436	407	29	7.1%
Interest expense	J	(595)	(338)	(257)	76.0%
Other income and (expense), net	K	(292)	299	(591)	(197.7)%
Provision for income taxes	L	297	329	(32)	(9.7)%
A. Consolidated Net Revenues
     The following table provides our total net revenues by platform, territory and period (dollars in thousands):

	Three-Months Ended September 30,
	2005		2004
Net revenues by platform
Sony PlayStation 2 (“PS2”)	$17,271	58.5%	$12,086	71.3%
Microsoft Xbox (“XBX”)	10,982	37.2%	2,841	16.8%
Nintendo GameCube (“NGC”)	216	0.7%	843	5.0%
Nintendo Game Boy Advance (“GBA”)	137	0.5%	8	0.0%
Personal Computer (“PC”)	109	0.4%	—	0.0%
License and royalty	663	2.2%	1,100	6.5%
Other	149	0.5%	73	0.4%

Total net revenues	$29,527	100.0%	$16,951	100.0%

Net revenues by territory
North America	$24,507	83.0%	$10,896	64.3%
International	5,020	17.0%	6,055	35.7%

Total net revenues	$29,527	100.0%	$16,951	100.0%

     The following table provides our videogame releases by platform, territory and period:

Videogame title	Platform	Territory
Three-Months Ended September 30, 2005
Midway Arcade Treasures 3	PS2, XBX	North America
Mortal Kombat: Shaolin Monks	PS2, XBX	North America
The Suffering: Ties that Bind	PS2, XBX, PC	North America
Mortal Kombat: Shaolin Monks	PS2, XBX	International

Three-Months Ended September 30, 2004
Shadowhearts: Covenant	PS2	North America
Psi-Ops: The Mindgate Conspiracy	PS2, XBX	International
     The increase in consolidated net revenues was attributable to an increase in unit sales volume of 13.9% and an increase in average per-unit net selling price of 59.9%. The increase in unit sales was attributable to the release of three titles in the three months ended September 30, 2005, including the extension of our highly successful Mortal Kombat franchise into the action adventure genre, compared to the release of two titles in the three-months ended September 30, 2004. The increase in net selling price was attributable to a higher proportion of sales of budget and catalog titles, which have lower per-unit selling prices, during the three-months ended September 30, 2004 compared to the three-months ended September 30, 2005. These increases were partially offset by a decrease in license and royalty revenues of $437,000 (39.7%) from 2004 to 2005 for the three-months ended September 30.
B. North American Net Revenues
     Our top three selling titles in North America during the three-months ended September 30, 2005 represented $23,290,000 of current period net revenues. These included Mortal Kombat: Shaolin Monks, The Suffering: Ties that Bind and Midway Arcade Treasures 3, all titles released in the third quarter of 2005. Our top three selling titles in North America during the three-months ended September 30, 2004 represented $7,006,000 of net revenues and included Shadowhearts: Covenant and continued sales of NBA Ballers and Midway Arcade Treasures, titles released during the second quarter of 2004 and fourth quarter of 2003, respectively. North American net revenues also include substantially all license and royalty revenues for the three-months ended September 30, 2005 and 2004.

C. International Net Revenues
     Our top three selling Midway titles internationally during the three-months ended September 30, 2005 represented $4,430,000 of current period net revenues. These included Mortal Kombat: Shaolin Monks, Mortal Kombat: Deception and Mortal Kombat: Deadly Alliance. Our top three selling titles internationally during the three-months ended September 30, 2004 represented $5,437,000 of net revenues and included Psi-Ops: The Mindgate Conspiracy and continued sales of our second quarter of 2004 releases, The Suffering and Midway Arcade Treasures. During the three-months ended September 30, 2005, management has continued to focus on strategies to grow international revenues.
D. and E. Cost of Sales
     Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. The increase in product and distribution costs resulted from the increase in unit sales volume of 13.9% as well as a 8.7% increase in our per-unit disk costs. The disk costs include royalties payable to the platform manufacturers. The increase in per-unit disk costs were due to a higher average per-unit platform royalty cost as a result of higher average selling prices in 2005 compared to 2004, for the three months ended September 30. The console manufacturers generally assess a higher platform royalty per-unit on videogames with higher selling prices.
     The increase in royalties and product development costs was primarily attributable to increased amortization and writedowns of capitalized product development costs from 2004 to 2005 for the three-months ended September 30. This increase was attributable to the release of more videogames in 2005 than in 2004, for the three-months ended September 30. Also, certain videogames released in the three-months ended September 30, 2005 had significantly higher amounts of capitalized product development costs upon release compared to those released in the three-months ended September 30, 2004. In addition, during the three-months ended September 30, 2005, we recorded significant writedowns on certain future releases due to revised sales expectations.
     Amortization and writedowns of capitalized product development costs were as follows:

	Three-Months Ended
	September 30,
Description	2005	2004
Amortization of capitalized product development costs	$13,693,000	$4,042,000
Writedowns related to future releases	6,560,000	1,431,000

Total	$20,253,000	$5,473,000

     In addition, royalty expense decreased $1,505,000, from $1,626,000 in 2004 to $121,000 in 2005 for the three-months ended September 30. The decrease in royalties was primarily due to license royalties incurred on our releases of NBA Ballers and MLB Slugfest: Loaded during the second quarter of 2004.
F. Research and Development Expense
     Research and development expense represents product development overhead and product development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three-Months Ended
	September 30,
Description	2005	2004
Gross research and development costs	$28,367,000	$18,434,000
Research and development costs capitalized	(19,611,000)	(12,363,000)

Research and development expense	$8,756,000	$6,071,000

     The increase in gross research and development costs was attributable to having more games in development in the current period as compared to the prior period. This includes games in development related to the new generation of consoles, which we anticipate will generally cost more to develop than games for the older generation of consoles. This increased development activity has been facilitated by increased headcount in our internal product development teams, from 360 employees to 640 employees at September 30, 2004 and 2005, respectively. This increase in internal product development team headcount was primarily attributable to the acquisition of three development studios in October 2004, November 2004 and August 2005. See Note 4 to the consolidated financial statements for further details on our August 2005 acquisition of Ratbag. As a result, our payroll and benefits related to product development have increased significantly. In October 2005, we added approximately 60 more employees, primarily game developers, with the acquisition of Pitbull. See Note 17 to the consolidated financial statements for further details.

G. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense increased $5,313,000, to $8,759,000 for the three-months ended September 30, 2005 compared to $3,446,000 for the three-months ended September 30, 2004. Advertising expense for the three-months ended September 30, 2005 was primarily attributable to the support of our new releases during the third quarter of 2005, as well as pre-release advertising support for L.A. RUSH and Blitz: The League, which we released in October 2005. Advertising expense for the three-months ended September 30, 2004 was primarily attributable to the support of our new releases in the third quarter of 2004. Additionally, selling and marketing related payroll and benefits increased $560,000, to $2,240,000 for the three-months ended September 30, 2005 compared to $1,680,000 for the three-months ended September 30, 2004. This increase in payroll and benefits was attributable to the personnel added in conjunction with our new German sales and marketing office formed in January 2005.
H. Administrative Expense
     The increase in administrative expense from 2004 to 2005 for the three-months ended September 30 was due primarily to the settlement of a property infringement case in the third quarter of 2004. During the three-months ended September 30, 2004, we recorded a $1,750,000 reduction of expenses for a loss contingency that we had previously accrued related to this case. Also, administrative-related payroll and benefits increased $317,000, from $2,293,000 in 2004 to $2,610,000 in 2005 for the three-months ended September 30. This increase in payroll and benefits is attributable to administrative personnel added in our new German sales and marketing office formed in January 2005.
I. Interest Income
     The increase in interest income from 2004 to 2005 for the three-months ended September 30 was due to an increase in average interest rates, being partially offset by lower average cash balances, during the same periods.
J. Interest Expense
     The increase in interest expense for the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004 was attributable to additional interest incurred related to the convertible senior notes as well as an increase in the interest rate charged on our term loan.
     In September 2005, we issued $75,000,000 of convertible senior notes which are discussed in Note 13 to the consolidated financial statements. These notes accrue interest at a stated rate of 6.00% which is payable semi-annually in arrears on March 30 and September 30 of each year beginning March 30, 2006.
     We also have a term loan with a balance of $11,111,000 and $14,444,000 at September 30, 2005 and 2004, respectively. The term loan bears interest at our election of either the bank’s base rate or the LIBOR rate plus 2.75%, plus any monthly adjustment based on our level of liquidity.
K. Other Income and (Expense), net
     Other income and (expense), net during the three-months ended September 30, 2005 reflects $391,000 of foreign currency transaction losses compared to $39,000 of foreign currency transaction losses during the three-months ended September 30, 2004. Other income and (expense), net during the three-months ended September 30, 2004 also reflects a $250,000 gain on the settlement of a property infringement case.
L. Provision for Income Taxes
     Provision for income taxes was relatively consistent between 2004 and 2005 for the three-months ended September 30. Income tax expense relates primarily to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three-months ended September 30, 2005 and 2004.

Nine-Months Ended September 30, 2005 Compared with Nine-Months Ended September 30, 2004
     The following table provides our operating results and the results expressed as a percentage of total net revenues (dollars in thousands):

	Nine-Months Ended September 30,
	2005		2004
Net revenues	$80,268	100.0%	$84,368	100.0%
Cost of sales:
Product costs and distribution	30,440	37.9%	35,838	42.5%
Royalties and product development	45,164	56.3%	26,718	31.6%

Total cost of sales	75,604	94.2%	62,556	74.1%

Gross profit	4,664	5.8%	21,812	25.9%
Research and development expense	28,166	35.1%	19,658	23.3%
Selling and marketing expense	35,597	44.3%	28,017	33.2%
Administrative expense	13,124	16.4%	10,876	12.9%

Operating loss	(72,223)	(90.0)%	(36,739)	(43.5)%
Interest income	1,554	1.9%	762	0.9%
Interest expense	(1,319)	(1.6)%	(910)	(1.1)%
Other income and (expense), net	(1,731)	(2.1)%	297	0.3%

Loss before income taxes	(73,719)	(91.8)%	(36,590)	(43.4)%
Provision for income taxes	953	1.2%	985	1.1%

Net loss	(74,672)	(93.0)%	(37,575)	(44.5)%
Preferred stock dividends:
Distributed	277	0.4%	1,820	2.2%
Imputed	6	0.0%	2,914	3.4%

Loss applicable to common stock	$(74,955)	(93.4)%	$(42,309)	(50.1)%

     The following table provides a comparison of periodic operating results from year-to-year (dollars in thousands):

		Nine-Months Ended
		September 30,
	See			Increase /	Percent
	explanation	2005	2004	(Decrease)	Change
Consolidated net revenues	A	$80,268	$84,368	$(4,100)	(4.9)%
North American net revenues	B	60,028	69,377	(9,349)	(13.5)%
International net revenues	C	20,240	14,991	5,249	35.0%
Cost of Sales:
Product cost and distribution	D	30,440	35,838	(5,398)	(15.1)%
Royalties and product development	E	45,164	26,718	18,446	69.0%
Research and development expense	F	28,166	19,658	8,508	43.3%
Selling and marketing expense	G	35,597	28,017	7,580	27.1%
Administrative expense	H	13,124	10,876	2,248	20.7%
Interest income	I	1,554	762	792	103.9%
Interest expense	J	(1,319)	(910)	(409)	44.9%
Other income and (expense), net	K	(1,731)	297	(2,028)	(682.8)%
Provision for income taxes	L	953	985	(32)	(3.2)%

A. Consolidated Net Revenues
     The following table provides our total net revenues by platform, territory and period (dollars in thousands):

	Nine-Months Ended September 30,
	2005		2004
Net revenues by platform
Sony PlayStation 2 (“PS2”)	$37,463	46.7%	$51,717	61.3%
Microsoft Xbox (“XBX”)	31,723	39.5%	26,223	31.1%
Nintendo GameCube (“NGC”)	3,033	3.8%	2,622	3.1%
Nintendo Game Boy Advance (“GBA”)	608	0.8%	228	0.3%
Personal Computer (“PC”)	2,262	2.8%	0	0.0%
License and royalty	4,193	5.2%	3,166	3.8%
Other	986	1.2%	412	0.4%

Total net revenues	$80,268	100.0%	$84,368	100.0%

Net revenues by territory
North America	$60,028	74.8%	$69,377	82.2%
International	20,240	25.2%	14,991	17.8%

Total net revenues	$80,268	100.0%	$84,368	100.0%

     The following table provides our videogame releases by platform, territory and period:

Videogame title	Platform	Territory
Nine-Months Ended September 30, 2005
Area 51	PS2, XBX, PC	North America
Midway Arcade Treasures 3	PS2, XBX	North America
Mortal Kombat: Deception	NGC	North America
Mortal Kombat: Shaolin Monks	PS2, XBX	North America
NARC	PS2, XBX	North America
The Suffering: Ties that Bind	PS2, XBX, PC	North America
Unreal Championship 2	XBX	North America
Area 51	PS2, XBX, PC	International
Maya the Bee	GBA	International
Mortal Kombat: Shaolin Monks	PS2, XBX	International
NARC	XBX	International
Shadowhearts: Covenant	PS2	International
Unreal Championship 2	XBX	International

Nine-Months Ended September 30, 2004
MLB Slugfest: Loaded	PS2, XBX	North America
NBA Ballers	PS2, XBX	North America
Psi-Ops: The Mindgate Conspiracy	PS2, XBX	North America
Shadowhearts: Covenant	PS2	North America
The Suffering	PS2, XBX	North America
Midway Arcade Treasures	PS2, XBX	International
Psi-Ops: The Mindgate Conspiracy	PS2, XBX	International
SpyHunter 2	PS2, XBX	International
The Suffering	PS2, XBX	International
     The decrease in consolidated net revenues was primarily attributable to a decrease in unit sales volume of 14.2%, being partially offset by an increase in average per-unit net selling price of 9.2%. The decrease in unit sales was primarily attributable to the success of the North American release of NBA Ballers during the nine-months ended September 30, 2004. This net decrease was partially offset by an increase in license and royalty revenues of $1,027,000 (32.4%) from 2004 to 2005 for the nine-months ended September 30.

B. North American Net Revenues
     Our top three selling titles in North America during the nine-months ended September 30, 2005 represented $37,098,000 of current period net revenues. These included Mortal Kombat: Shaolin Monks, Area 51 and Unreal Championship 2, all current period releases. Our top three selling titles in North America during the nine-months ended September 30, 2004 represented $46,846,000 of net revenues and included NBA Ballers, The Suffering and Psi-Ops: The Mindgate Conspiracy, all titles released during the nine-months then ended. North American net revenues also include substantially all license and royalty revenues for the nine-months ended September 30, 2005 and 2004.
C. International Net Revenues
     The increase in international net revenues from 2004 to 2005 for the nine-months ended September 30 was due primarily to releasing more titles internationally in 2005 than in 2004. Our top three selling titles internationally during the nine-months ended September 30, 2005 represented $13,810,000 of current period net revenues. These included Area 51, Mortal Kombat: Shaolin Monks and Unreal Championship 2. Our top three selling titles internationally during the nine-months ended September 30, 2004 represented $11,092,000 of net revenues and included The Suffering, Psi-Ops: The Mindgate Conspiracy and Midway Arcade Treasures, all titles released internationally during the nine-months then ended. During the nine-months ended September 30, 2005, management has continued to focus on strategies to grow international revenues.
D. and E. Cost of Sales
     The decrease in product costs and distribution costs from 2004 to 2005 for the nine-months ended September 30 was directly attributable to the decrease in unit sales volume of 14.2% while our per-unit disk costs remained relatively consistent. From 2004 to 2005, product development costs increased $21,521,600 (105.8%), from $20,338,000 to $41,859,000, for the nine-months ended September 30.
     As provided in the following table, the increase in product development costs was primarily attributable to an increase in amortization and writedowns of capitalized product development costs in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004. This increase was attributable to the fact we released more videogames in 2005 than in 2004, for the nine-months ended September 30. Also, certain videogames released in the nine-months ended September 30, 2005 had significantly higher amounts of capitalized product development costs upon release compared to those released in the nine-months ended September 30, 2004. In addition, during the nine-months ended September 30, 2005, we incurred significant writedowns on certain future releases due to revised sales expectations.
     Amortization and writedowns of capitalized product development costs were as follows:

	Nine-Months Ended
	September 30,
Description	2005	2004
Amortization of capitalized product development costs	$32,372,000	$16,106,000
Writedowns related to future releases	8,604,000	3,573,000
Writedowns related to current releases	—	384,000
Writedowns related to cancelled games	—	275,000

Total	$40,976,000	$20,338,000

     In addition, royalty expense decreased $3,075,000, from $6,380,000 in 2004 to $3,305,000 in 2005 for the nine-months ended September 30, 2005. The decrease in royalties was attributable to royalties incurred on our 2004 release of NBA Ballers during the nine-months ended September 30, 2004.
F. Research and Development Expense
     Research and development costs were as follows:

	Nine-Months Ended
	September 30,
Description	2005	2004
Gross research and development costs	$82,019,000	$53,959,000
Research and development costs capitalized	(53,853,000)	(34,301,000)

Research and development expense	$28,166,000	$19,658,000

     The increase in gross research and development costs from 2004 to 2005 for the nine-months ended September 30 was primarily attributable to having more games in development in the current period as compared to the prior period. This includes games in development related to the new generation of consoles, which we anticipate will generally cost more to develop than games for the older generation of consoles. This increased development activity has been facilitated by increased headcount in our internal product development teams, from 360 employees to 640 employees at September 30, 2004 and 2005, respectively. This increase in internal product development team headcount was primarily attributable to the acquisition of four development studios in April 2004, October 2004, November 2004 and August 2005. See Note 4 to the consolidated financial statements for further details on our August 2005 acquisition of Ratbag. As a result, our payroll and benefits related to product development have increased. In October 2005, we also added approximately 60 more employees, primarily game developers, with the acquisition of Pitbull. See Note 17 to the consolidated financial statements for further details.
G. Selling and Marketing Expense
     Advertising expense increased $5,216,000, to $23,868,000 for the nine-months ended September 30, 2005 compared to $18,652,000 for the nine-months ended September 30, 2004. Advertising expense for the nine-months ended September 30, 2005 was primarily attributable to the support of our new releases during the nine-months then ended, as well as pre-launch advertising support of our October 2005 releases of L.A. RUSH and Blitz: The League. We also continued advertising support for Mortal Kombat: Deception, which was released on the PS2 and XBX in the fourth quarter of 2004 and on NGC in the first quarter of 2005. Advertising expense for the nine-months ended September 30, 2004 was primarily attributable to the support of our new releases during the nine-months then ended. Additionally, selling and marketing related payroll and benefits increased $1,561,000, from $5,545,000 for the nine-months ended September 30, 2004 compared to $7,106,000 for the nine-months ended September 30, 2005. This increase in payroll and benefits is attributable to the personnel added in conjunction with our new German sales and marketing office formed in January 2005, as well as additional severance costs incurred related to sales and marketing personnel.
H. Administrative Expense
     The increase in administrative expense from 2004 to 2005 for the nine-months ended September 30 was due primarily to the settlement of a property infringement case in the third quarter of 2004. During the nine-months ended September 30, 2004, we recorded a $1,750,000 reduction of expenses for a loss contingency that we had previously accrued related to this case.
I. Interest Income
     The increase in interest income from 2004 to 2005 for the nine-months ended September 30 was due primarily to increased interest rates during the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004. This increase is partially offset by lower average cash balances over the same periods.
J. Interest Expense
     The increase in interest expense was due primarily to our term loan debt being outstanding for the entire nine-months ended September 30, 2005 compared to only a portion of the nine-months ended September 30, 2004. Also, during the nine-months ended September 30, 2005, we incurred additional interest expense on the $75,000,000 convertible senior notes which are discussed in Note 13 to the consolidated financial statements.
K. Other Income and (Expense), net
     Other income and (expense), net during the nine-months ended September 30, 2005 reflects $1,824,000 of foreign currency transaction losses compared to $43,000 of foreign currency transaction gains during the nine-months ended September 30, 2004. Other income and (expense), net for the nine-months ended September 30, 2004 also includes a $250,000 gain recorded on the settlement of a property infringement case.
L. Provision for Income Taxes
     Provision for income taxes was relatively consistent between 2004 and 2005 for the nine-months ended September 30. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the nine-months ended September 30, 2005 and 2004.

Impact of Recently Issued Accounting Pronouncements
     See Note 3 to the consolidated financial statements for details of the impact the Financial Accounting Standards Board’s issuance of SFAS No. 123R.
Liquidity and Capital Resources
     Our principal source of operating cash is from sale of our videogames. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our videogame inventory, royalties to videogame platform manufacturers and intellectual property owners and costs incurred to sell and market our videogames. As of September 30, 2005 our primary source of liquidity was $105,208,000 of cash and cash equivalents, compared with $118,313,000 at December 31, 2004. Our working capital at September 30, 2005 totaled $144,030,000, compared with $141,894,000 at December 31, 2004. Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.
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
     During the nine-months ended September 30, 2005, receivables, excluding the impact of receivables provisions, increased by $27,436,000 due to sales for the period exceeding cash collections and credits granted to customers. Accounts payable and accruals increased from the beginning of the period by a net $10,006,000 due to costs incurred in relation to our titles released at the end of September 2005, including inventory and distribution costs, as well as platform royalties owed. We also invested $4,849,000 in property and equipment during the nine-months ended September 30, 2005, relating primarily to computer equipment and software used to develop new videogames. Also during the nine-months ended September 30, 2005, financing activities resulted in net proceeds of $72,458,000 from the issuance of convertible senior notes as well as $7,596,000 of proceeds received from the exercise of common stock options. See Note 13 of the consolidated financial statements for further details on the convertible senior notes.
     During the nine-months ended September 30, 2004, receivables, excluding the impact of receivables provisions, increased by $5,114,000 due to sales for the period exceeding cash collections and credits granted to customers. Inventories increased by $9,107,000 due to purchases for our fourth quarter of 2004 release of Mortal Kombat: Deception. Accounts payable and accruals increased from the beginning of the period by $9,255,000 due primarily to increased spending on advertising and marketing activities and inventory costs, including platform royalties owed on 2004 releases. Also during the nine-months ended September 30, 2004, a number of financing activities provided cash to further fund our operations, including $15,000,000 of proceeds received from a term loan entered into during the period, net proceeds of $78,299,000 from the sale of common stock, net proceeds of $12,423,000 from the sale of Series D preferred stock and $22,503,000 of proceeds received from the exercise of common stock options.
     Management believes that our cash and cash equivalents at September 30, 2005 of $105,208,000, along with additional availability under a bank financing secured in March 2004 (see below), will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and other anticipated needs through the end of 2006. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan and the current home console transition.
     We have a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000 (the “Credit Facility”). The outstanding balance of the term loan was $11,111,000 at September 30, 2005. Availability under the revolving line of credit of up to $15,000,000 is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. At September 30, 2005, we had $14,454,000 available for borrowings under the line of credit. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $450,000.
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
     The following table summarizes our contractual obligations as of September 30, 2005 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$11,111	$3,333	$6,667	$1,111	$—
Interest on long-term debt obligations(2)	1,352	647	619	86	—
Convertible senior notes(3)	75,000	—	—	75,000	—
Interest on convertible senior notes(4)	16,125	4,500	9,000	2,625	—
Operating lease obligations(5)	8,096	3,179	4,069	848	—
Purchase obligations(6)	77,062	45,397	22,245	9,420	—
Other long-term liabilities(7)	2,449	1,919	530	—	—
Redeemable convertible preferred stock(8)	300	300	—	—	—
Dividends to be distributed on redeemable convertible preferred stock(9)	4	4	—	—	—

Total	$191,499	$59,279	$43,130	$89,090	$—

(1)	These obligations are reflected on our consolidated balance sheet at September 30, 2005 in current portion of long-term debt and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the prime rate on September 30, 2005 (6.75%). These obligations are not reflected on our consolidated balance sheet at September 30, 2005.

(3)	Assumes convertible senior notes are carried through the date the holders can first require redemption of the notes, April 30, 2009. These obligations are reflected on our consolidated balance sheet at September 30, 2005.

(4)	Assumes convertible senior notes are carried through the date the holders can first redeem the notes, April 30, 2009. The debt bears interest at the fixed rate of 6.00% per annum. These obligations are not reflected on our consolidated balance sheet at September 30, 2005.

(5)	These obligations are not reflected on our consolidated balance sheet at September 30, 2005.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at September 30, 2005.

(7)	These items are reflected on our consolidated balance sheet at September 30, 2005 in current and noncurrent liabilities, as appropriate.

(8)	In September 2005, we notified the sole remaining holder of our Series D preferred stock that we were exercising our right to convert the remaining 30 shares into common stock, as allowed under the preferred stock agreement. This conversion was completed in October 2005. The entire $300,000 obligation is reflected on our consolidated balance sheet at September 30, 2005.

(9)	This obligation relates to dividends owed on the 30 shares of Series D redeemable convertible preferred stock that remained outstanding at September 30, 2005 until their conversion into shares of our common stock in October 2005. Dividends were paid in registered shares of our common stock on the date of conversion. This obligation is not reflected on our consolidated balance sheet at September 30, 2005.
Impact of Inflation
     In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.
Seasonality
     The videogame industry is highly seasonal and has generally experienced higher revenues in the quarter ended December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under our Credit Facility, we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. At September 30, 2005, the balance of the term loan was $11,111,000, and there were no amounts drawn on the revolving line of credit. We had one $31,000 letter of credit outstanding at September 30, 2005. The term loan bears interest at our election of either the bank’s base rate (6.75% at September 30, 2005) or the LIBOR rate (4.07% at September 30, 2005) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, but in no event greater than the bank’s base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. The term loan bore interest at the bank’s base rate (6.75% at September 30, 2005) plus a 3.0% marginal fee based on liquidity levels maintained during the third quarter of 2005 prior to the issuance of our convertible senior notes in September 2005. Interest charged on the term loan is expected to return to the bank’s base rate based on our improved liquidity subsequent to our September 2005 financing. Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $100,000.
     Our convertible senior notes bear interest at a fixed rate and therefore interest expense associated with the convertible senior notes will not be impacted by fluctuations in market interest rates. Fluctuations in market interest rates, however, may impact investors’ decision whether to continue to hold the convertible senior notes, redeem them or convert them into common stock. The holders may require us to repurchase all or a portion of their notes on each of April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020 at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.
     Except as described above, there have been no other significant changes since December 31, 2004.
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
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Security and Use of Proceeds
     During the third quarter of 2005, Sumner M. Redstone, our largest stockholder, reported that he and his affiliate, National Amusements Inc. (“National Amusements”), purchased additional shares of our common stock such that his aggregate holdings approximated 85% of our outstanding voting securities as of September 30, 2005. According to filings made by Mr. Redstone with the SEC, he and National Amusements purchased a total of 5,064,200 shares of our common stock during the third quarter of 2005, as described in the table below. Subsequent to September 30, 2005, Mr. Redstone reported that he and National Amusements have continued to purchase additional shares of our common stock.
     The following table sets forth the information regarding purchases reported by Mr. Redstone, either directly or through National Amusements, during the period beginning on July 1, 2005 and ending on September 30, 2005:

ISSUER (AFFILIATE) PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number (or
			(c) Total Number of Shares	Approximate Dollar
	(a) Total Number	(b) Average	Purchased as Part of	Value) of Shares that May Yet
	of Shares	Price Paid	Publicly Announced Plans or	Be Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs
7/1/05 - 7/31/05	1,940,100	$12.37	N/A	N/A
8/1/05 - 8/31/05	1,646,800	$14.54	N/A	N/A
9/1/05 - 9/30/05	1,477,300	$14.85	N/A	N/A
Total	5,064,200	$13.80	N/A	N/A

Item 6. Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the 10/15/03 8-K.

10.1	Separation Agreement by and between the Registrant and Mark S. Beaumont, dated as of July 28, 2005 and effective as of August 19, 2005, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.2	Twelfth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 4, 2005.

10.3	Indenture, dated as of September 19, 2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (the “9/19/05 8-K”).

10.4	Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/05 8-K.

10.5	Consent and Thirteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 19, 2005, incorporated herein by reference to the 9/19/05 8-K.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

By:	/s/ Thomas E. Powell

Thomas E. Powell
Executive Vice President-Finance, Treasurer
and Chief Financial Officer
(Principal Financial Officer)
Dated: November 7, 2005

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Midway Games Inc. dated October 14, 2003, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the 10/15/03 8-K.

10.1	Separation Agreement by and between the Registrant and Mark S. Beaumont, dated as of July 28, 2005 and effective as of August 19, 2005, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.2	Twelfth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 4, 2005.

10.3	Indenture, dated as of September 19, 2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (the “9/19/05 8-K”).

10.4	Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/05 8-K.

10.5	Consent and Thirteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 19, 2005, incorporated herein by reference to the 9/19/05 8-K.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.