Form 10-K
period 2005-12-31
MIDWAY GAMES INC
filed 2006-03-14
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 1-12367

MIDWAY GAMES INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2906244
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2704 West Roscoe Street, Chicago, Illinois	60618
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (773) 961-2222
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Stock Purchase Rights pursuant to Rights Agreement	New York Stock Exchange
      Securities registered pursuant to Section 12(g) of the Act: None.
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
      The aggregate market value of the 16,305,842 shares of Common Stock held by non-affiliates of the registrant on June 30, 2005 was $178,712,028. This calculation was made using a price per share of Common Stock of $10.96, the closing price of the Common Stock on the New York Stock Exchange on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On March 9, 2006, the number of shares of Common Stock outstanding, excluding 1,085,478 treasury shares, was 91,351,225 shares.
DOCUMENTS INCORPORATED BY REFERENCE: None.

      Effective December 31, 2001, we changed our fiscal year end from June 30 to December 31. References to “fiscal” years 2001 or earlier are to years ended June 30 of each such year. References to years for 2002 or later in this report refer to our fiscal year ending on December 31. References to the “transition period” are to the six-month transition period beginning on July 1, 2001 and ended on December 31, 2001.
      Midway® is our registered trademark. Our product names mentioned in this report are also our trademarks, except where we license them. Other product names mentioned in this report are the trademarks of their respective owners.
      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the performance of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the current console platform transition and other technological changes, dependence on major platform manufacturers, volatility of the market price of our common stock, decisions by Sumner Redstone with respect to his ownership or trading of our common stock, and other risks more fully described under “Item 1A. Risk Factors.” Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by law.

PART I

Item 1.	Business.
Development of Our Business
      We develop and publish interactive entertainment software for the global video game market. We and our predecessors have been in the business of creating video games for more than 20 years and have published over 400 titles in that time. Prior to 2001, we focused primarily on developing coin-operated entertainment devices and developing home console and handheld versions of our successful coin-operated products. In 2001, management made a strategic decision to exit the coin-operated segment and focus exclusively on the rapidly growing home console and handheld video game software market. Our games are available for play on the major current-generation home video game consoles and handheld game platforms, including Microsoft’s Xbox, Nintendo’s GameCube and Game Boy Advance and Sony’s PlayStation 2 and PlayStation Portable. In addition, we are currently investing resources to create games for next-generation home consoles. We also produce games for PCs, although we have just recently increased our focus on this segment, and games for this market comprise only a small part of our business at this time. We focus our product development efforts on the creation of a diverse portfolio of titles across many of the most popular video game genres such as action, adventure, driving, fighting, horror, role-playing, shooting, sports and strategy.
      Historically our product development strategy has relied upon the creation of original game concepts as the core of our product portfolio. Our internal product development group has continued to demonstrate an ability to identify unique game concepts within popular genres that appeal to the core gamer demographic. We have sought to further distinguish these original game concepts through innovative game play technologies and visually appealing graphics. We have generally favored internally developed products due to the favorable profit margin contribution and the ability to leverage these products into sequels and derivative products. Our Mortal Kombat franchise is the best example of this strategy. This franchise has sold in excess of 20 million units across seven major home console releases, and has been successfully leveraged into other forms of media such as film and television. Since 2002, we have released the following titles that have exceeded one million units in sales:

•	Mortal Kombat: Deception (2004);

•	NBA Ballers (2004);

•	Midway Arcade Treasures (2003); and

•	Mortal Kombat: Deadly Alliance (2002).
      In an effort to further diversify our portfolio, we have increased our licensing of popular entertainment intellectual properties, such as plots, artwork, names, characters and titles, from leading entertainment companies. We seek to license those intellectual properties that appeal to a mass-market audience and have the highest likelihood of commercial success. In 2005, we announced the following licensing agreements for television and movie intellectual properties:

•	Warner Bros. Interactive Entertainment/ Cartoon Network — The animated television series: Ed, Edd n’ Eddy, The Grim Adventures of Billy & Mandy and certain ADULT SWIM programs;

•	Warner Bros. Interactive Entertainment/The Ant Bully — An animated film executive produced by Tom Hanks and expected to feature the talents of Nicolas Cage, Paul Giamatti, Julia Roberts, Meryl Streep and others;

•	Warner Bros. Interactive Entertainment/Happy Feet — An animated film co-written and directed by George Miller and expected to feature the talents of Brittany Murphy, Robin Williams, Elijah Wood and others; and

•	TNA Entertainment/ Total NonStop Action Wrestlingtm — A professional wrestling alternative which airs weekly television programs and monthly pay-per-view specials.

      We seek to attract and retain the highest quality development talent to support our product development efforts. A critical component of our business strategy is to continue to bolster our internal product development resources. We believe robust internal product development resources will be a critical advantage for video game publishers in coming years. As of March 9, 2006, we maintained 11 internal product development teams staffed with approximately 630 developers to support our creative efforts. We have entered into game development agreements with leading third-party development groups, such as Artificial Mind and Movement Inc. and High Voltage Software, Inc., to leverage their expertise in a specific genre or take advantage of a proven intellectual property created by that team. We are not, however, dependent upon one or several third-party developers. Since January 2004, we have added four internal product development studios in an effort to enhance our internal product development capabilities and enable us to grow our product portfolio and release more high quality games in future years. We have increased our total internal product development headcount from 330 employees at December 31, 2003 to 650 employees at December 31, 2005.
      For information about our financial condition, assets, results of operations and cash flows, see our consolidated financial statements, including Note 1, and “Item 6. Selected Financial Data.”
      On September 19, 2005, we completed the private placement of $75 million of convertible senior notes resulting in net proceeds of approximately $72.3 million. We are using the proceeds from the offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to fund future acquisitions of, or strategic alliances with, development companies or other companies involved in the development, production or sales of video games. See Note 10 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on these convertible senior notes.
      On December 14, 2005, our board of directors committed to a plan to reduce our cost structure and consolidate certain product development activity to other existing studios. To that end, we have instituted strategic workforce reductions that we expect will allow us to better leverage resources in a manner consistent with our strategy to increase the quality and size of our internal product development capabilities. As such, we anticipate that we will reduce headcount by between 71 and 96 positions, which represents a reduction of approximately 8 to 11% of our global workforce. As of March 9, 2006, as part of this plan, we reduced headcount by 86 positions and expect that the remainder of headcount reduction will occur by December 31, 2006. Despite these reductions, we grew our overall internal product development employee base in 2005 and intend to continue to grow our product development employee base in 2006. See Note 13 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on this restructuring plan.
      Midway is a Delaware corporation and was formed in 1988. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge through our website at www.investor.midway.com as soon as reasonably practicable after we electronically file or furnish these materials to or with the Securities and Exchange Commission, or the SEC. Our website home page is located at www.midway.com. Information contained on our website is not a part of this report.
      As of March 9, 2006, approximately 88% of our common stock is beneficially owned by Sumner M. Redstone. See “Risk Factors — Through his control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” below.
Industry Overview
      The interactive entertainment industry is comprised of hardware manufacturers, independent publishers and third-party developers. The hardware manufacturers focus primarily on the development and manufacture of hardware platforms for game play, including home game consoles which connect to a television set and self-contained handheld platforms. The hardware manufacturers also develop and publish video game software for their respective platforms in an effort to further distinguish their hardware products in the marketplace. The independent publishers are in the business of developing, publishing and, in some cases, distributing video game software. Titles published by these groups can either be developed internally or through relationships with third-party developers. Third-party developers are principally focused on game development and contract with independent publishers or hardware manufacturers for the publishing and distribution of their games.
      The Home Console and Handheld Platform Market. Historically, there have been multiple console platforms available in the market and strong competition between console manufacturers. The success of a title on a given platform is, to an extent, dependent upon the market acceptance of that platform. While Sony has for the past several years been the home console market leader, Microsoft and Nintendo are large and viable competitors.
      Video game software for home consoles and handheld platforms is created by the platform manufacturers and by independent publishers through the use of internal product development teams or independent developers contracted on a project-by-project basis. Platform manufacturers grant licenses to publishers to publish games for their platforms; however, they retain a significant degree of control over the content, quality and manufacturing of these games. The publishers have the right to determine the types of games they will create subject to concept, content and quality approval by the platform manufacturers.
      Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. Each new generation of these platforms has the capability to permit developers to create more realistic and exciting games. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. At the end of each cycle, when the introduction of the next-generation of home consoles is announced, hardware and software sales related to the older generation of platforms generally diminish, and prices are discounted, as consumers defer and decrease purchases in anticipation of the new platforms and games. The time period from the first announcement of the introduction of the first next-generation home consoles until these new consoles supplant the older-generation consoles in terms of software sales is referred to in the industry as the home console transition period.
      The current generation of home consoles includes Sony’s PlayStation 2, released in 2000, and the Microsoft Xbox and Nintendo GameCube, both released in 2001.
      The handheld platform market is largely dominated by Nintendo whose products include Game Boy, Game Boy Advance, Game Boy Advance SP and the Nintendo DS, which was released in November 2004. Sony introduced its handheld game platform, PlayStation Portable, in Japan in 2004 and in North America in March 2005.
      Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo and Sony are expected to release next-generation home console platforms in 2006.
      The Personal Computer Game Market. The market for personal computer (“PC”) games is similar to the home console video games market in many respects, including development processes and costs, time to market and marketing processes and costs. Unlike console games, PC games do not require approval from, or royalties to, any hardware manufacturer as do console games. Therefore, there are fewer barriers to entry in this market and the number of products offered to consumers is much greater. The PC games market is not subject to video game console cycles and consequently gives publishers the ability to use PC game sales to mitigate the potential negative impact on console revenues during the home console transition periods.

      The Online and Wireless Markets. Emerging technologies such as the internet and wireless devices have created new revenue opportunities for video game software publishers. Online functionality in a game can be as simple as the ability to post game scores to a public leaderboard or as complex as head-to-head online play. This online functionality may provide improved game play to a product and make it more compelling and marketable but generally does not generate separate revenues for the publisher. In the future, more business models may emerge that provide distinct revenue opportunities for online functionality in games. In addition, many games are available for play on wireless devices such as cell phones and personal digital assistants. A console or PC publisher may license the wireless rights to games to third parties who create and sell wireless products based on the licensed intellectual properties. If the market for wireless products grows significantly, publishers for other platforms may increasingly create and market their own wireless games in the future.
      Distribution. Software for video game platforms is sold by mass merchandise retailers, such as Wal-Mart and Best Buy, or by regional retailers, discount store chains, video rental retailers, internet-based retailers, software specialty retailers and entertainment software distributors. Video game software publishers either distribute their products directly to these retailers or sell them through national distributors.
Our Business Strategy
      Our corporate objectives are to improve our market share, achieve consistent profitability and establish a leadership position within the global interactive entertainment industry. We believe our ability to achieve these objectives depends on our execution of the following strategies:

Leverage core competencies and established franchises
      Our product strategy focuses on the development of video games in genres in which we have a demonstrated competency and for which consumers have a passion, including video games targeted at mature audiences, sports games that emphasize “over-the-top” and lifestyle elements and games based on our established franchises.

•	Mature games — The development of “M” rated games for consumers age 17 and older is one of our historic strengths. During the previous home console cycle, from 1995 to 1999, we were the industry leader in “M” rated dollar and unit sales. We also released the most “M” rated titles during that period. Our most successful and profitable video game franchise, Mortal Kombat, is marketed to mature audiences. We have sold over 20 million copies of this franchise across seven major home console releases. The majority of video game players on current consoles are over 18 years of age and the average age of video game players is increasing. We expect mature games to continue to be one of the fastest growing segments of the industry.

•	Over-the-top sports games — We have enjoyed strong sales from our line of sports games, including NBA Ballers, the Blitz franchise, NHL Hitz, MLB SlugFest and Ready 2 Rumble Boxing. Our titles in this popular category are characterized by extreme game play and the exaggerated abilities of the characters in these games, which we refer to as “over-the-top” sports entertainment. We believe our “over-the-top” style makes these games popular and differentiates them from the “simulation” style of most publishers’ sports video games. We plan to release over time new versions of “over-the-top” sports games with novel and innovative features.

•	Established franchises — Many of the games we have released over the past 20 years have been best-sellers and have attracted loyal fan bases. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Mortal Kombat, Spy Hunter, Gauntlet, MLB SlugFest, NFL Blitz and San Francisco Rush Extreme Racing. A sequel in the Mortal Kombat series that we released in the fourth quarter of 2004, Mortal Kombat: Deception, proved to be our top selling game of fiscal 2004. We also released an action/adventure title in the Mortal Kombat series, Mortal Kombat: Shaolin Monks, in the third quarter of 2005. We intend to leverage our franchises to create popular titles for play on traditional console platforms and new gaming mediums. We also control the intellectual property rights to hundreds of classic video game titles, including titles originally released under the Midway, Williams and Atari brands. We have leveraged this large library of proven intellectual properties by releasing 19 collections of “arcade classics” for home consoles and ten for handheld platforms.

Development of multi-genre action games
      To capitalize further on the evolution of the video game market into a mass-market entertainment medium, we have increased our investment in the development of video games that provide consumers with more realism and the ability to fully interact with the virtual world created by the games. We have devoted significant resources to the development of multi-genre action games, or MAGs. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. MAGs have become increasingly popular in the current console cycle, and we expect this trend to continue with the introduction of more advanced hardware.

Expand into the children’s and PC markets
      We intend to increase the number of products that we develop for the children’s market. In recent years, games for children have not been a significant part of our business. We intend to pursue more third-party licenses that appeal to children and make games based on these licenses. We recently signed publishing agreements with Warner Bros. Interactive Entertainment, under which we have received licenses to several intellectual properties for the development of video games based on children’s television programs and films for home consoles, handhelds and PC platforms. We released the first title under these agreements in the fourth quarter of 2005, Ed, Edd n’ Eddy, for the PlayStation 2, Xbox and GameCube home console platforms, the Game Boy Advance handheld system and on the PC. We believe that there will be strong demand for children’s video games, particularly games for older video game consoles and the handheld platforms, as the industry enters the current home console transition period.
      The PC game market has not been a significant part of our business in recent years. As part of this strategy, we have recently increased our investment and resources in PC game development. We expect that our increased focus on the development of PC titles, including Rise and Fall: Civilizations at War and the next installment of Unreal Tournament, scheduled for release in 2006 and 2007 respectively, will increase the revenues we derive from the PC market. Historically, the PC business has been less cyclical than the home console business, which we believe will help stabilize our revenues during the current home console transition period.

Gain market share in the next console cycle
      We intend to compete for market share in the next console cycle by (1) concept and focus testing our video games throughout the development process to ensure that they appeal to the mass-market, (2) including in our video games culturally engaging items such as popular music and entertainment stars’ voices and likenesses, and the use of well-known directors, (3) focusing our product development and marketing resources on the creation of a smaller number of higher quality games and the promotion of pre-launch awareness of those titles and (4) forming strategic alliances with other media companies to leverage marketing resources and demographic reach.

Investment in internal product development
      We continue to invest in our internal product development capabilities to further improve our design and production efficiency and build creative resources. We believe that our increased emphasis on internal product development will help us to further capitalize on our existing franchises, design new, successful titles in the future and mitigate risks we face in the next console cycle. By building strong internal capabilities, rather than outsourcing to external third-party studios, we believe we will be better positioned to control the anticipated higher development costs and longer development cycles associated with video games for next-generation consoles. Since January 2004, we have added four product development studios.

We have increased our total internal product development headcount from 330 employees at December 31, 2003 to 650 employees at December 31, 2005.
      We believe another critical component of success in the next console cycle is the systematization and standardization of the technology and processes of our product development organization, which we believe will allow us to better leverage our technology and assets to lower costs and more efficiently produce new games and sequels. We are integrating the efforts of our studios to standardize the pre-production and planning process, share technology across all studios and institute a high-degree of peer review and intra-studio resource sharing.

Expand international presence
      We believe that we can expand our presence in international markets. In fiscal 2000, we opened an office in the United Kingdom to sell our products in Europe and Australia. In January 2005, we expanded our international operations through the formation of a German wholly-owned subsidiary, Midway Games GmbH. Germany is currently the second largest console market and the largest PC market in Europe. Our German subsidiary is responsible for our sales, marketing and distribution in Germany, Austria and Switzerland. We also recently formed a French subsidiary, Midway Games SAS, to further bolster our European distribution capabilities. We believe that directly marketing our products in foreign markets will produce higher sales and lower costs than if we relied solely on the use of third-party distributors. In addition, to further expand our presence outside of North America, we are developing titles that we believe will have a stronger global appeal.
Products
      We sell video games for the major video game console platforms, including the PlayStation 2, Xbox and GameCube, the handheld platforms including Game Boy Advance and PlayStation Portable, as well as for PCs. Most of our video games have suggested retail prices in North America on the initial release dates ranging from $39.99 to $49.99 for home console games, $19.99 to $49.99 for handheld games and $29.99 to $49.99 for PC games. Most of our video games have suggested retail prices on the initial release date in international markets ranging from $35.00 to $70.00 for home console games, $25.00 to $40.00 for handheld games and $35.00 to $65.00 for PC games.
      We have been preparing for the home console transition and have begun game development for the next generation of home consoles based on relevant specifications.
      Although we have recently released our first game for the Sony PlayStation Portable handheld platform, the handheld market is not currently a significant component of our business. We currently anticipate devoting more resources toward this market in the future.
      Many of our games incorporate a variety of online capabilities and features. Online functionality may increase the playability of a product and make it more compelling and marketable, but it does not generate separate revenues for us at this time. We also license wireless rights to some of our games to third parties who create and sell video games for cell phones, personal digital assistants and other wireless devices based on our intellectual properties.
      From time to time, we have purchased distribution rights to games under development by third parties. Some of these games are sequels to games which have previously been successfully released.
      Historically, a limited number of products have generated a disproportionately large amount of our revenues. In 2005, 2004 and 2003, our Mortal Kombat video games accounted for 18.9%, 41.3% and 37.7% of our revenues, respectively.

2005 Video Game Releases
      During 2005, we released the following video games:

Video Game Title	Platform	Territory

Area 51	PlayStation 2; Xbox; PC	North America, International
Blitz: The League	PlayStation 2; Xbox	North America
Earth 2160	PC	North America
Ed, Edd n’ Eddy	PlayStation 2; Game Boy Advance; PC	North America, International
Ed, Edd n’ Eddy	Xbox; GameCube	North America
Gauntlet: Seven Sorrows	PlayStation 2; Xbox	North America
L.A. RUSH	PlayStation 2; Xbox	North America, International
Maya the Bee	Game Boy Advance	International
Midway Arcade Treasures: Extended Play	PlayStation Portable	North America
Midway Arcade Treasures 3	PlayStation 2; Xbox	North America, International
Midway Arcade Treasures 3	GameCube	North America
Mortal Kombat: Deception	GameCube	North America
Mortal Kombat: Shaolin Monks	PlayStation 2; Xbox	North America, International
NARC	Xbox	North America, International
NARC	PlayStation 2	North America
The Suffering: Ties that Bind	PlayStation 2; Xbox; PC	North America, International
Shadowhearts: Covenant	PlayStation 2	International
Unreal Championship 2	Xbox	North America, International

2004 Video Game Releases
      During 2004, we released the following video games:

Video Game Title	Platform	Territory

Mortal Kombat: Deception	PlayStation 2; Xbox	North America, International
Midway Arcade Treasures	PlayStation 2; Xbox	International
Midway Arcade Treasures 2	PlayStation 2; Xbox	North America, International
Midway Arcade Treasures 2	GameCube	North America
MLB SlugFest: Loaded	PlayStation 2; Xbox	North America
NBA Ballers	PlayStation 2	North America, International
NBA Ballers	Xbox	North America
Psi-Ops: The Mindgate Conspiracy	PlayStation 2; Xbox	North America, International
Shadowhearts: Covenant	PlayStation 2	North America
SpyHunter 2	PlayStation 2; Xbox	International
The Suffering	PlayStation 2; Xbox	North America, International

2006 Products
      During fiscal 2006 to date, we have released two titles for the PC, Midway Arcade Treasures: Deluxe Edition and L.A. RUSH, in both North America and international territories. We expect to release our latest sequel from the Mortal Kombat franchise in the fighting genre, Mortal Kombat: Armageddon, in late 2006 on the current-generation home consoles. We also expect to release several high-quality titles on current-generation consoles and one title for next-generation consoles, as well as titles for handheld platforms and the PC, in 2006.

Product Development
      We seek to develop video games that are action-packed and exciting, and which provide sufficient challenges at various levels of proficiency to encourage repeated play. Our game development personnel are organized into teams. Each concept is reviewed initially for viability and evaluated relative to several factors, including whether the proposed product fits within our general strategy and profitability objectives. Our management team meets regularly to formally review and evaluate the progress and quality of each title in development.
      The internal product development teams operate in studio environments that encourage creativity, productivity and cooperation. We believe that this environment, together with a compensation structure that rewards development teams for the success of their games, enables us to attract and retain highly talented game developers. Since January 2004, we have added four internal product development studios, acquiring key personnel. We believe that the acquisition of these privately-held software developers strengthens our internal product development function and reinforces our ability to create high quality games. We currently have product development studios in Chicago, Illinois; San Diego, California; Seattle, Washington; Austin, Texas; Moorpark, California; and Newcastle, United Kingdom.
      The developers are supported by state-of-the-art game development technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. In an effort to reduce development costs, we have developed and acquired a substantial library of proprietary software and development tools, and continually emphasize and support the sharing of software and development tools among development teams and studios. Use of these tools streamlines the development process, allowing members of the development teams to focus their efforts on the game play and design aspects of the product under development. We have also developed software tools to expedite conversion of software from one hardware format to another and to provide sound and special visual effects. We continually create and acquire new software and development tools and refine and upgrade our existing tools.
      The development cycle for a new video game for a console or PC typically ranges from 12 to 36 months, depending on the specific software requirements. We expect the development cycle for video games for next-generation platforms to range from 24 to 36 months. Our cost to develop a new video game for the current-generation platforms has generally ranged from $4 million to $16 million, and we estimate that the cost will range between $10 million and $20 million to develop next-generation platform games. Because of the increasingly complex technology and software involved, both the time and cost to develop games have increased during the past few years. We believe that we can generate significant incremental revenue from our games by introducing them on additional platforms at a much lower cost than the development cost for introducing the game on the first platform. Converting an existing game from one platform to another for the current-generation platforms has typically taken three to 12 months. This period may overlap with the development period of the original version of the game, and has typically cost less than $1 million.
      We are preparing for the upcoming home console transition and have begun game development for the next generation of home consoles based on relevant specifications. The first games on the next-generation consoles should be more expensive than subsequent projects, as they involve the development of game engines, technologies and art resources that we plan to use on subsequent next-generation projects.
      We use both our own personnel and independent third parties to develop video games. We select third parties based on their capabilities, suitability, availability and cost. Our contracts with these developers generally provide that we own the video game developed and protect the confidentiality of the development process and work product. These contracts are structured to give these developers incentives to provide timely and satisfactory performance of the development by associating payment of development fees with performance of substantive development milestones and by providing for the payment of royalties to the developer based on sales of the product developed, after we recoup the development cost. To address development risks, we retain the right to discontinue development both without cause or for cause, with cause generally including failure to timely and satisfactorily perform the development, a change in the control of the developer or the departure of specified key personnel from the developer’s employ. We believe that as a result of consolidation in our industry, there are now fewer highly skilled independent developers available to us. Competition for highly skilled developers is intense in our industry, and we may not be successful in attracting and retaining these developers.
      We are required to submit games to the platform manufacturers for approval prior to publishing a game for their platforms. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.
      We endeavor to comply with the rules established by a domestic ratings board voluntarily established by the video game industry and some foreign countries’ ratings boards, and we label our products with these ratings.
      We incurred research and development expenses of $39.7 million in 2005, compared to $25.6 million in 2004 and $22.8 million in 2003. See also Note 4 to our consolidated financial statements for information about capitalized development costs.
Marketing and Distribution
      We market our video games under the Midway trademark. We market through our internal sales staff and through independent sales representatives, distributors and resellers to over 20,000 stores, including:

•	mass merchandisers;

•	foreign, national and regional retailers;

•	discount store chains; and

•	video rental retailers.
      It is customary for the independent sales representatives and distributors of our video games who are assigned specific customers to also distribute games produced by other publishers. Distribution channels are dominated by a select group of companies, and a publisher’s access to retail shelf space is a significant competitive factor. As a result of our recent efforts to improve product quality and our commitment to increase promotion of our products, we have been able to improve our ability to obtain shelf space for our product line with key retailers and distributors.
      Our principal customers are mass merchandisers such as Wal-Mart, Best Buy and Target and software specialty retailers such as GameStop and EB Games. GameStop and Electronics Boutique (EB Games’ parent company) merged in October 2005 to form one combined software retailer. In 2005, the consolidated GameStop/ Electronics Boutique retailer and Wal-Mart were our two largest customers, representing 18.5% and 13.8% of our total net revenues, respectively. In 2004, our two largest customers were Wal-Mart and GameStop, representing 16.0% and 10.5% of our total revenues, respectively. Also, Electronics Boutique was our fourth largest customer in 2004, representing 8.8% of our total revenues. In 2005 and 2004, respectively, 49.3% and 50.9% of our revenues were attributable to our five largest customers, and 62.3% and 72.2% were attributable to our ten largest customers.
      We warrant our video games to be free from defects for a period of 90 days. Defective product returns have historically not been material relative to our total net revenues.
      Our selling and distribution efforts are supported by marketing programs, which emphasize early product awareness through focused public relations efforts that precede our media spending, brand recognition, dealer merchandising opportunities and celebrity endorsements. Our marketing activities include television, on-line and print advertising, retail store promotions, direct mailings, user support programs and our website. We also utilize a store-oriented marketing approach which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. We provide technical support for our products through a customer support department, which is staffed by personnel trained to respond to customer inquiries. We are continuing to focus our marketing resources on the enhancement of pre-launch awareness and visibility of our games with consumers, particularly through the use of the internet and long-term advance planning and staged information release. Additionally, we continue to commit significant spending on media advertising and retail marketing for all titles, with a particular emphasis on titles that we believe have the greatest chance for commercial success.
      Our office in the United Kingdom sells directly to retailers and distributors in the United Kingdom, and through distribution partners in Europe, Australia and South Africa. In January 2005, we established a sales office in Germany, which allows us to sell directly to retailers and distributors in German-speaking territories. Germany is the second largest console territory, and the largest PC territory, in the European marketplace. In November 2005, we formed a French subsidiary, Midway Games SAS, to further bolster our European distribution capabilities. We continue to explore other methods by which we can improve our distribution efficiency and grow our business in Europe.
      The following table sets forth our North American and international net revenues for 2005, 2004 and 2003, respectively:

	Years Ended December 31,

	2005		2004		2003

	Net		Net		Net
	Revenues	%	Revenues	%	Revenues	%

	(Dollars in thousands)
North America:
United States	$109,993	73.3%	$123,330	76.3%	$66,053	71.4%
Outside United States	8,292	5.5	8,745	5.4	3,101	3.3

Total North America	118,285	78.8	132,075	81.7	69,154	74.7
International	31,793	21.2	29,520	18.3	23,370	25.3

Total Net Revenues	$150,078	100.0%	$161,595	100.0%	$92,524	100.0%

      See also “Item 1A. Risk Factors — We face risks associated with doing business in foreign countries, including our ability to generate international demand for our products.”
Competition
      The interactive entertainment software industry is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours.
      The principal factors of competition in our industry are:

•	the ability to select and develop popular titles;

•	the ability to identify and obtain rights to commercially marketable intellectual properties; and

•	the ability to adapt products for use with new technologies.
      Successful competition in our market is also based on price, access to retail shelf space, product quality, product enhancements, brand recognition, marketing support and access to distribution channels.
      We compete with Microsoft, Nintendo and Sony, who publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision, Atari, Capcom, Electronic Arts, Konami, Namco, SCi Entertainment, Sega, Take-Two Interactive Software, THQ, Ubisoft Entertainment and Vivendi Universal Games, among others. We face additional competition from the entry of new companies into our market, including large diversified entertainment companies.
      Our competitors with greater resources are able to spend more time and money on concept and focus testing, game development, product testing and marketing. We believe that we have comparable access to distribution channels in North America, however, in Europe and Asia the distribution networks are segmented, the barriers to entry are high and some of our competitors have better access to these markets. There is also intense competition for shelf space among video game developers and publishers, many of whom have greater brand name recognition, significantly more titles and greater leverage with retailers and distributors than we do. In addition, regardless of our competitor’s financial resources or size, our success depends on our ability to successfully execute our competitive strategies.
      We believe that a number of factors provide us with competitive opportunities in the industry, including the standardization of software development tools, the creation of libraries for storing and sharing artwork, and our ability to efficiently share developed assets across game development teams. We believe our product development team incentive structure is one of the best in the industry and allows us to attract and retain top quality talent and incent our teams to efficiently develop successful games. In addition, we believe that our most popular franchise, Mortal Kombat, along with other successful titles such as NBA Ballers and Midway Arcade Treasures, provide us with strong brand recognition and a competitive advantage in the marketing of our products.
      The number of new video game releases for PCs in a given year is much higher than the number of new video game releases for home consoles and handheld platforms. The barriers to entry in the PC market are lower because there are no publishing agreements with or royalties to be paid to hardware manufacturers. We believe our strategy of publishing PC titles within established franchises and games developed by studios well-known within the industry allows us to quickly develop market share with a minimal investment in sales and distribution infrastructure.
Manufacturing
      The manufacturers of the home and handheld video game platforms retain the right to approve the games to be released under manufacturing and licensing arrangements. They may manufacture our video games for us, either themselves or through their designees, as required by the applicable platform license. The platform manufacturers charge us a fixed amount for each software disc or cartridge that they manufacture or a royalty if third parties perform the manufacturing. This charge generally includes manufacturing, printing and packaging fees, as well as a royalty for the use of the manufacturer’s trademarks and proprietary information and technology. The platform manufacturer may change its fee without our consent. We believe that the platform manufacturers have plentiful sources of supply for the raw materials that they need to manufacture our products.
      We will contract with disc replicators for the manufacture of PC game units. There is competition in this manufacturing field, and we will have the opportunity to negotiate the price of manufacturing these games and their packaging. We believe that these manufacturers also have plentiful sources of supply for the raw materials that they will need to manufacture our products.
      We are responsible in most cases for resolving, at our expense, any applicable warranty or repair claim. We have not experienced material costs from warranty or repair claims in recent years.
      Production is based upon estimated demand for each specific title. The level of the inventory of finished goods depends upon anticipated market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product and, in some cases, either an irrevocable letter of credit for 100% of the purchase price or cash in advance. Most of our products are manufactured for us on an “as is” and “where is” basis, and delivery is at our expense and risk. Initial orders generally require seven to 45 days to manufacture depending on the platform. Reorders of disc-based products generally require only seven to 14 days to manufacture, while reorders of cartridge-based products require approximately 30 to 40 days to manufacture. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of the manufacturer. Only the Nintendo Game Boy Advance and Nintendo DS use cartridges, while the current generation of home consoles, PlayStation Portable and PC games are all disc-based, and the next generation of home consoles are expected to be disc-based.

      We lease a distribution facility in Dallas, Texas, from which we distribute our video games throughout North America. Some products are imported into the United States, cleared by customs and transferred to our distribution facility, where they are unpacked and shipped to our customers. At times, some components of our products are assembled into finished products for us by third parties prior to their transfer to our distribution facility. We participate in the electronic data interchange program maintained by most of our large customers. The electronic data interchange program allows us to receive purchase orders from our customers, and to send invoices to our customers, in an agreed-upon standardized format via electronic transmission between computer systems. We generally fill re-orders from inventory within two days. As a result, our video games traditionally have no backlog of orders. We ship products to a customer only upon receipt of a purchase order from that customer. Due to the relatively short time frame needed to reorder inventory, we are generally able to manage our inventory levels to closely approximate actual orders received or anticipated to be received. We will generally receive information from our largest customers on their intended order quantities prior to placing our orders with the manufacturers.
      Our standard payment terms with our customers are 30 days or 60 days from the date of shipment of the goods. In general, we do not permit extended payment terms with our customers. In some cases involving inventory closeouts, payment terms are further extended, typically not more than 90 days.
      We often provide markdowns or other credits on varying terms to customers holding slow-moving inventory of our video games. We often grant discounts to, and sometimes accept product returns from, these customers. At the time of product shipment, we establish allowances, including allowances under our practices for price protection, returns and discounts, which estimate the potential for future returns and markdowns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See “Item 1A. Risk Factors — If product returns and price adjustments exceed our allowances, we will incur additional charges, which may have an adverse affect on our results of operations” below.
Licenses and Intellectual Property
      Platform Licenses. The major platform manufacturers require that publishers obtain a license from them to develop and market games for play on their platforms. Generally, we are required to pay royalties pursuant to these licenses, and such licenses are typically terminable by the licensor in the event of our breach of the license and other events. We have non-exclusive licenses from Microsoft, Nintendo and Sony under which we develop and market software products for their current major platforms. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.
      Upon expiration of a platform license, we usually have a limited period to sell off our inventory subject to that license, after which time any remaining inventory is generally required to be destroyed. Microsoft, Nintendo and Sony are among the largest publishers of software for use on their respective systems, and they compete directly with us. See “Item 1A. Risk Factors — If game platform manufacturers refuse to license their platforms to us or do not manufacture our games on a timely basis or at all, our revenues would be adversely affected” below.
      Intellectual Property Licenses. While we develop original proprietary games, some of our games are licensed from third-party developers or based on trademarks and other rights and properties owned by third parties, such as the National Basketball Association and television and film production studios. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and to advance payment against these guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of a material breach by us, including failure to pay any amounts owing to the licensor in a timely manner, and other events. Some licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to leverage the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

      Patent, Trademark and Copyright Protection. Each software title may embody a number of separately protected intellectual property rights, including:

•	trademarks associated with elements of the game, such as team logos;

•	trademarks under which the game is marketed;

•	the copyrights for the game software, including the game’s audiovisual elements; and

•	the patents for inventions in the game software.
      We have hundreds of trademark registrations worldwide for our games, and we apply for trademark protection for all of our game titles, other than those licensed from third parties. These registrations are renewable, potentially indefinitely, as long as we continue to use the trademarks. Notwithstanding our patent, copyright and trademark protection, our competitors can effectively compete against us or bring infringement actions against unauthorized duplication of software products.
      Each game also includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of some of our titles are owned by third parties and licensed to us. We rely on these third parties for protection of our licensed intellectual property rights. Their failure to adequately protect these rights could have a material adverse effect on us.
      The platform manufacturers incorporate security devices in the games that they manufacture for us, and also in their platforms, which seek to prevent unlicensed software products from being played on their platforms. We rely upon each platform manufacturer for protection of this intellectual property from infringement. We bear the risk of claims of infringement brought by third parties arising from the sale of software with respect to intellectual property supplied by third-party developers and embodied in our software products. Our agreements with these outside developers generally require the developers to indemnify us for costs and damages incurred in connection with these claims. These software developers, however, may not have sufficient resources to indemnify us for any claims that may arise.
Seasonality
      Our business is highly seasonal and we have generally experienced higher revenues in the quarter ended December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that quarter.
Employees
      As of March 9, 2006, we had approximately 820 employees, approximately 630 of whom are members of our development staff and approximately 90 of whom are members of our sales and marketing staffs. We believe that our relations with our employees are satisfactory.

Item 1A.	Risk Factors.
      The occurrence of any of the following risks could significantly harm our business, results of operations or financial condition or have an adverse effect on the market value of our common stock or convertible senior notes. In that case, you may lose all or part of your investment.
We have experienced operating and net losses in recent years, and we may incur future losses.
      We last reported an annual operating profit in fiscal 1999. For each of the last three years, we reported the following operating losses:

•	$108.5 million for 2005;

•	$25.0 million for 2004; and

•	$116.0 million for 2003.

      We believe that our losses have been attributable primarily to:

•	releasing titles that failed to gain popularity and generate expected sales;

•	increasing costs of developing new games for existing and next-generation platforms;

•	a tendency for retailers to stock only video games for which consumer demand is expected to be strongest; and

•	weakness in the home video game industry during the home console transition periods.
      We may not become profitable again despite our efforts.
If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.
      Our success depends on generating revenues from new products. The market for video game products is subject to continually changing consumer preferences and the frequent introduction of new products. As a result, video game products typically have short market lives spanning only three to 12 months. Our new products may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable. Our typical cost to develop a new game for the current generation of platforms has ranged from $4 million to $16 million. In addition, we estimate that the cost will range between $10 million and $20 million to develop next-generation platform games. If our new products, and in particular, our frontline titles, fail to gain market acceptance, we may not have sufficient revenues to develop a continuous stream of new games, which we believe is essential to covering costs and achieving future profitability. In 2005, we released nine frontline titles, which accounted for a substantial portion of our revenues for that year.
Product development schedules are long and frequently unpredictable, and we may experience delays in introducing new products, which may adversely affect our revenues.
      The development cycle for our products is long, typically ranging from 12 to 36 months. We expect the development cycle for next-generation platforms to range from 24 to 36 months. In addition, the creative process inherent in video game development makes the length of the development cycle difficult to predict, especially in connection with products for a new hardware platform involving new technologies, learning and development tools. As a result, we have from time to time in the past experienced, and may in the future experience, delays in product introductions. If an unanticipated delay affects the release of a video game, we may not achieve anticipated revenues for that game, for example, if the game is delayed until after an important selling season or after market interest in the subject matter of the game has begun to decline. A delay in introducing a new video game could also require us to spend more development resources to complete the game, which would increase our costs and lower our margins, and could affect the development schedule for future products.
Our market is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our new resources among, emerging technologies, our revenues would be negatively affected.
      Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment one to two years prior to the introduction of the product. If we invest in the development of video games incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our revenues may also be adversely affected, and it may take significant time and resources to shift product development resources to that technology or platform. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies could harm our competitive position, reduce our market share and significantly increase the time we take to bring popular products to market.
If consumers defer purchasing our products or the prices for our products decrease as a result of the current home console transition period, our revenues and margins would be adversely affected.
      Most of our revenues are generated from the sale of video game software for home consoles. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo and Sony are expected to release next-generation home console platforms in 2006. Consumers may defer purchasing video games for use on existing consoles, and video game prices may decrease in anticipation of the introduction of new consoles incorporating new technologies. This combination of reduced game sales and lower prices contributed to our net losses in 2001 and 2002, when each of Microsoft, Nintendo and Sony announced new hardware platforms. We expect a similar market situation to occur over the next 10 months. If we are unable to introduce games that are less susceptible to these market conditions, our revenues and margins may be adversely affected.
Our operating results may fluctuate from quarter to quarter, making our results difficult to predict.
      We have experienced and expect to continue to experience significant quarterly fluctuations in net revenues and other operating results due to a variety of factors, including:

•	variations in the level and duration of market acceptance of our products;

•	delays and timing of product development and introductions;

•	fluctuations in our mix of products with varying profit margins;

•	dependence on a relatively limited number of products in any quarter to produce revenues;

•	introduction and market penetration of game platforms;

•	the amount of royalties payable by us for the content contained in our video games;

•	development and promotional expenses relating to the introduction of our products;

•	peak demand during the year-end retail holiday selling season, which typically results in higher revenues in our fourth quarter;

•	changes in our pricing practices and those of our competitors;

•	the accuracy of the forecasts of consumer demand made by retailers and by us; and

•	the timing of orders from major customers, order cancellations and delays in shipment.
      These factors combine to make it difficult to predict our results of operations for any particular quarter. We base our purchasing levels and marketing expenses, in part, on our expectations of future sales. As a result, operating results in any particular quarter may be adversely affected by a decline in net revenues or a failure to meet our sales expectations in that quarter.
Restrictive debt covenants in our credit facility limit our operating flexibility, and all amounts outstanding under our credit facility, including our term loan, and our convertible senior notes may become immediately payable if we default under the facility.
      Our credit facility with Wells Fargo Foothill, Inc. limits our ability to finance operations, service debt or engage in other business activities that may be in our interest. Specifically, our credit facility restricts our ability to, among other things:

•	make payments, including dividends or other distributions, on our capital stock, except in shares of common stock;

•	incur additional indebtedness;

•	sell, lease, license or dispose of any of our assets;

•	make loans or investments;

•	acquire companies or businesses;

•	cause or permit a change of control;

•	repurchase or redeem any shares of our capital stock;

•	issue or sell securities of our subsidiaries; and

•	make capital expenditures.
      Our credit facility also requires us to maintain minimum levels of cash and borrowing availability under the revolving line of credit and to deliver periodic financial projections satisfactory to the lender.
      Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the credit facility and the convertible senior notes. Our failure to comply with our obligations under the indenture for the convertible senior notes may also result in an event of default under our credit facility that could result in acceleration of the indebtedness under our credit facility. We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
Increased leverage may harm our results of operations and financial condition.
      Our total consolidated debt and capital lease obligation as of December 31, 2005 was approximately $87.3 million, including the portion of our credit facility and capital lease obligation that we have characterized as short-term, and represents approximately 43% of our total capitalization as of that date. This percentage does not include the $31,000 letter of credit outstanding at December 31, 2005. In addition, the indenture for the convertible senior notes does not restrict our ability to incur additional indebtedness.
      Our level of indebtedness could have important consequences, because:

•	it could affect our ability to satisfy our debt and capital lease obligations;

•	a substantial portion of our cash flows from operations will be dedicated to interest and principal payments on our debt and capital lease, thereby reducing our ability to fund operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	it may place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.
      Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to our success in obtaining necessary approvals and commercializing our product candidates, general economic conditions, and financial, business and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other needs. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the convertible senior notes;

•	sell assets; and/or

•	reduce or delay planned expenditures on research and development and/or commercialization activities.
      Any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. In addition, we cannot assure you that any of the above actions would provide sufficient funds to enable us to service our debt.
If in the future we need to seek additional capital due to continuing operating losses or otherwise, we may incur additional expenses in the form of periodic interest or other debt service payments, or our stockholders may suffer dilution in their percentage ownership of common stock.
      If we continue to generate operating losses, our working capital and cash resources may not be adequate to allow us to implement our business strategies. As a result, we may need to seek capital in the future, including through the issuance of debt or equity securities, or through other financings. If we borrow additional funds, we likely will be obligated to make additional periodic dividend, interest or other debt service payments and may be subject to additional restrictive covenants. If we seek financing through the sale of equity securities, our stockholders would suffer dilution in their percentage ownership of common stock. Additionally, we are not certain that we would be able to raise additional capital in the future on terms acceptable to us or at all.
Our market is highly competitive. If we are unable to compete effectively, our business, results of operations and financial condition would be adversely affected.
      The interactive entertainment software industry is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours.
      The principal factors of competition in our industry are:

•	the ability to select and develop popular titles;

•	the ability to identify and obtain rights to commercially marketable intellectual properties; and

•	the ability to adapt products for use with new technologies.
      Successful competition in our market is also based on price, access to retail shelf space, product quality, product enhancements, brand recognition, marketing support and access to distribution channels.
      We compete with Microsoft, Nintendo and Sony, who publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision, Atari, Capcom, Electronic Arts, Konami, Namco, SCi Entertainment, Sega, Take-Two Interactive Software, THQ, Ubisoft Entertainment and Vivendi Universal Games, among others. We face additional competition from the entry of new companies into our market, including large diversified entertainment companies.
      Our competitors with greater resources are able to spend more time and money on concept and focus testing, game development, product testing and marketing. We believe that we have comparable access to distribution channels in North America, however, in Europe and Asia the distribution networks are segmented, the barriers to entry are high and some of our competitors have better access to these markets. There is also intense competition for shelf space among video game developers and publishers, many of whom have greater brand name recognition, significantly more titles and greater leverage with retailers and distributors than we do. In addition, regardless of our competitors’ financial resources or size, our success depends on our ability to successfully execute our competitive strategies.
      The number of new video game releases for PCs in a given year is much higher than the number of new video game releases for home consoles and handheld platforms. The barriers to entry in the PC market are lower because there are no publishing agreements with or royalties to be paid to the hardware manufacturers.
      We believe that large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment software market, which will likely result in consolidation and greater competition.
      We also compete with providers of alternative forms of entertainment, such as providers of non-interactive entertainment, including movies, television and music, and sporting goods providers. If the relative popularity of video games were to decline, our revenues, results of operations and financial condition likely would be harmed.
      If we are unable to compete successfully, we could lose sales, market share, opportunities to license marketable intellectual property and access to next-generation platform technology. We also could experience difficulty hiring and retaining qualified software developers and other employees. Any of these consequences could significantly harm our business, results of operations and financial condition.
If product returns and price adjustments exceed our allowances, we will incur additional charges, which would have an adverse effect on our results of operations.
      We often provide markdowns or other credits on varying terms to retailers and distributors holding slow-moving inventory of our video games. We also often grant discounts to, and sometimes accept product returns from, these customers. At the time of product shipment, we establish allowances for the anticipated effect of our price protection, return and discount practices. We establish allowances for a particular game based on a number of factors, including our estimates of the rate of retail sales and the potential for future returns and markdowns based on historical return rates and retailer inventories of our products. If product returns, markdowns and credits exceed our allowances, our business, results of operations and financial condition would be adversely affected.
If game platform manufacturers refuse to license their platforms to us or do not manufacture our games on a timely basis or at all, our revenues would be adversely affected.
      We sell our products for use on proprietary game platforms manufactured by other companies, including Microsoft, Nintendo and Sony. These companies can significantly affect our business because:

•	we may only publish our games for play on their game platforms if we receive a platform license from them, which is renewable at their discretion;

•	prices for platform licenses may be economically prohibitive;

•	we must obtain their prior review and approval to publish games on their platforms;

•	if the popularity of a game platform declines or, if the manufacturer stops manufacturing a platform, does not meet the demand for a platform or delays the introduction of a platform in a region important to us, the games that we have published and that we are developing for that platform would likely produce lower sales than we anticipate;

•	these manufacturers control the manufacture of, or approval to manufacture, and manufacturing costs of our game discs and cartridges; and

•	these manufacturers have the exclusive right to (1) protect the intellectual property rights to their respective hardware platforms and technology and (2) discourage others from producing unauthorized software for their platforms that compete with our games.

      In addition, the interactive entertainment software products that we develop for platforms offered by Microsoft, Nintendo or Sony generally are manufactured exclusively by that platform manufacturer or its approved replicator. These manufacturers generally have approval and other rights that provide them with substantial influence over our costs and the release schedule of our products. Each of these manufacturers is also a publisher of games for its own hardware platform. A manufacturer may give priority to its own products or those of our competitors, especially if their products compete with our products. Any unanticipated delays in the release of our products or increase in our development, manufacturing, marketing or distribution costs as a result of actions by these manufacturers could significantly harm our business, results of operations and financial condition.
Approximately half of our total net revenues are attributable to our five largest customers.
      Two software retailers, GameStop and Electronics Boutique (EB Games) merged in October 2005 to form our largest customer for 2005. Wal-Mart was our second largest customer in 2005 and our largest customer in 2004. In 2004, GameStop was our second largest customer while Electronics Boutique was our fourth largest customer. The merged GameStop/Electronics Boutique entity accounted for 18.5% of our total net revenues for 2005. Wal-Mart accounted for 13.8% of our total net revenues for 2005 and 16.0% of our total net revenues for 2004. GameStop and Electronics Boutique accounted for 10.5% and 8.8% of our total net revenues in 2004, respectively. In 2005, 49.3% of our total net revenues were derived from our five largest customers and 62.3% were attributable to our ten largest customers. In 2004, 50.9% of our total net revenues were derived from our five largest customers and 72.2% were attributable to our ten largest customers.
      We have no agreements with any of our customers that guarantee future purchases. As a result, any of our customers may reduce or terminate purchases from us at any time. A substantial reduction or termination of purchases by one or more of our largest customers could substantially reduce our revenues.
A business failure by any of our major customers could have an adverse effect on our revenues and our ability to collect receivables.
      We typically make sales on credit, with terms that vary depending upon the customer and other factors. Normally we do not hold any collateral to secure payment by our customers. Additionally, we do not factor any of our receivables. While we attempt to monitor carefully the creditworthiness of our customers, we bear the risk of their inability to pay us as well as any delay in payment. Any financial difficulties or business failure experienced by one of our major customers could have a material adverse effect on both our ability to collect receivables and results of operations.
Rating systems for interactive entertainment software, potential legislation and vendor or consumer opposition could inhibit sales of our products.
      Trade organizations within the video game industry have established rules regarding rating systems and the labeling of video game products to indicate to consumers the amount and nature of violence, mature language, sexually explicit material and other content that some consumers might find objectionable. Some countries have also established rating systems as prerequisites for sales of interactive entertainment software in those countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in those countries. We label our North American products with these ratings: “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) and “M” (age 17 and over). Many of our new titles are designed for an “M”, or mature, rating, and one of our key strategies is to focus on games with mature content.
      The development of “M” rated video games for consumers age 17 and older is one of our historic strengths. The majority of video game players on current consoles are over 18 years of age and approximately 16% of all video games sold are “M” rated titles. Proposals have been made for legislation to prohibit the sale of some “M” rated video games to under-17 audiences and consumer groups have participated in public demonstrations and media campaigns to restrict sales. In addition, retailers may decline to sell interactive entertainment software containing mature content, which may limit the potential market for our “M” rated products and harm our business and results of operations. If any groups (including foreign, national and local political and regulatory bodies) were to target our “M” rated titles, we might be required to significantly change, delay or discontinue a particular title, which in the case of our best-selling titles could seriously harm our business. Although we expect mature games to continue to be one of the fastest growing segments in the industry, it could seriously harm our business if the mature games segment declines significantly or if our ability to sell mature rated games to the 17 and over audience is restricted.
Lawsuits alleging damages as a result of our video games may require significant expenditures, divert the attention of management and generate negative publicity, and thereby have an adverse effect on our results of operations.
      From time to time we have been the target of lawsuits seeking damages for injuries, including wrongful death, allegedly suffered by third parties as a result of our video games. Any lawsuit may require significant expenditures, divert the attention of our management and generate negative publicity about us or our products, which could negatively influence the buying decisions of consumers resulting in lost sales, boycotts or other similar efforts by retailers or end users. Any of these consequences could significantly harm our business, results of operations and financial condition.
We are dependent on third parties to manufacture our products, and any increase in the amounts we have to pay to have our products manufactured or any delay or interruption in production would negatively affect both our ability to make timely product introductions and our results of operations.
      Our products are manufactured by third parties who set the manufacturing prices for our products. Therefore, we depend on these manufacturers, including platform manufacturers, to fill our orders on a timely basis and to manufacture our products at an acceptable cost. Increases in our manufacturing costs could adversely affect our margins and therefore our results of operations. In addition, if we experience manufacturing delays or interruptions, we may not achieve anticipated revenues.
We have limited control over the personnel, scheduling and use of resources by third parties that develop certain of our game titles, and our revenues may be adversely affected by delays caused by these developers.
      Approximately half of our games currently under development are being developed by third parties. The number of titles developed for us by third parties varies from quarter to quarter. We have less control over a game developed by a third party because we cannot control the developer’s personnel, schedule or resources. In addition, any of our third-party developers could experience a business failure, be acquired by one of our competitors or experience some other disruption. Any of these factors could cause a game not to meet our quality standards or expectations, or not to be completed on time or at all. If this happens with a game under development, we could lose anticipated revenues from the game or our entire investment in the game.
If we are not able to maintain or acquire licenses for intellectual property necessary to the success of some of our games, or if that intellectual property does not achieve market acceptance, our revenues would be adversely affected.
      Some of our games are based on intellectual properties owned by third parties, such as the National Basketball Association or television and film production studios. Our future success may depend on our ability to maintain existing licenses and to acquire additional licenses for popular intellectual properties. There is intense competition for these licenses, and competitors may obtain exclusive licenses to market games using these or other desirable brands. We may not be successful in maintaining or acquiring intellectual property rights with significant commercial value on terms acceptable to us or at all, which could adversely affect our ability to produce games that achieve market acceptance. Because some of our competitors are significantly larger than we are, have a higher degree of brand recognition and have developed more popular games, they may be more successful than we are in licensing the most desirable content.
      Our intellectual property licenses generally require that we submit new products developed under licenses to the licensor for approval prior to release. This approval is generally discretionary. Rejection or delay in approval of a product by a licensor could prevent us from selling the product. In addition, our failure to meet their standards could harm our ability to obtain future licenses.
      The owners of intellectual property licensed by us generally reserve the right to protect the intellectual property against infringement. If any of these owners fails to protect its own, or infringes someone else’s, intellectual property, it could weaken the value of our license and expose us to damages.
We may experience increased costs to continue to attract and retain senior management and highly qualified software developers.
      Our success depends to a significant extent upon the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified software developers. We believe that as a result of consolidation in our industry, there are now fewer highly skilled independent developers available to us. Competition for these developers is intense, and we may not be successful in attracting and retaining them on terms acceptable to us or at all. An increase in the costs necessary to attract and retain skilled developers and any delays resulting from the inability to attract necessary developers or departures may adversely affect our revenues, margins and results of operations. The loss of a member of our senior management personnel could also have a negative effect on our business, results of operations and financial condition.
If our products contain errors, our reputation, results of operations and financial condition may be adversely affected.
      As video games incorporate new technologies, adapt to new hardware platforms and become more complex, the risk of undetected errors in products when first introduced increases. If, despite our testing procedures, errors are found in new products after shipments have been made, we could experience a loss of revenues, delay in timely market acceptance of our products and damage to our reputation, any of which would negatively affect our business, results of operations and financial condition.
If we are unsuccessful in protecting our intellectual property, our revenues may be adversely affected.
      The intellectual property embodied in our video games, especially our games for play on PCs, is susceptible to infringement, particularly through unauthorized copying of the games, or piracy. The increasing availability of high bandwidth internet service has made, and will likely continue to make, piracy of video games more common. Infringement of our intellectual property may adversely affect our revenues through lost sales or licensing fees, particularly where consumers obtain pirated video game copies rather than copies sold by us, or damage to our reputation where consumers are wrongly led by infringers to believe that low-quality infringing material originated from us. Preventing and curbing infringement through enforcement of our intellectual property rights may be difficult, costly and time consuming, and thereby ultimately not cost-effective, especially where the infringement takes place in foreign countries where the laws are less favorable to rights holders or not sufficiently developed to afford the level of protection we desire.
If we infringe the intellectual property of others, our costs may rise and our results of operations may be adversely affected.
      Although we take precautions to avoid infringing the intellectual property of others, it is possible that we or our third-party developers have done so or may do so in the future. The increasing number and complexity of elements in our products that results from the advances in the capabilities of video game platforms increases the probability that infringement may occur. Claims of infringement, regardless of merit, could be time consuming, costly and difficult to defend. Moreover, as a result of disputes over intellectual property, we may be required to discontinue the distribution of our products, obtain a license or redesign our products, any of which could result in substantial costs and material delays and materially adversely affect our results of operations.
We face risks associated with doing business in foreign countries, including our ability to generate international demand for our products.
      We conduct a portion of our development and publishing activities in foreign countries, and we derive an increasing proportion of our net revenues from outside the United States. International development, sales and operations are subject to a number of risks, including:

•	our ability to obtain or enforce our rights to the intellectual property developed by developers outside the United States;

•	the time and costs associated with translating and localizing products for foreign markets;

•	foreign currency fluctuations;

•	unexpected changes in regulatory requirements, including import and export control regulations; and

•	difficulties and costs of staffing and managing foreign operations, or licensing to foreign entities.
      Any of these risks could adversely affect our costs, results of operations and financial condition.
We may face limitations on our ability to find suitable acquisition opportunities or to integrate any additional acquired businesses.
      Since January 2004, we have added four product development studios in order to improve and increase our internal product development capabilities. We intend to pursue additional acquisitions of companies, properties and other assets that can be purchased or licensed on acceptable terms and that we believe will benefit our business. Some of these transactions could be material in size and scope. Although we continue to search for additional acquisition opportunities, we may not be successful in identifying suitable acquisition targets available at an acceptable price. As the interactive entertainment software industry continues to consolidate, we face significant competition in seeking and consummating acquisition opportunities. We may not be able to consummate potential acquisitions or an acquisition may not enhance our business or may decrease rather than increase our earnings. In the future, we may issue additional shares of our common stock in connection with one or more acquisitions, which may dilute our existing stockholders. Future acquisitions could also divert substantial management time and result in short-term reductions in earnings or special transaction or other charges. We may also be required to take significant charges related to acquisitions, including from in-process research and development, reductions-in-force, facility reductions or other issues, which could harm our results of operations. In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions.
Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies.
      Based on a report on Form 4 filed on December 28, 2005, as of March 9, 2006, Sumner M. Redstone owns directly and indirectly through National Amusements, Inc. (“NAI”) and Sumco, Inc. (“Sumco”) for each of which he is the controlling stockholder, a total of 80,028,766 shares, or 87.6%, of our outstanding common stock. Mr. Redstone is Chairman of the board and Chief Executive Officer of NAI. NAI is the parent company of Viacom. Mr. Redstone also is the Chairman of the board of directors of Viacom. Mr. Redstone may acquire additional shares of our common stock at any time. Mr. Redstone’s spouse owns 17,500 shares of our common stock, for which Mr. Redstone disclaims beneficial ownership.

      Through his ownership of our common stock, Mr. Redstone controls the outcome of all corporate actions that require the approval of our stockholders, including the election of our directors, adoption of employee compensation plans and transactions involving a change of control. Mr. Redstone’s daughter, Shari E. Redstone, is the Vice-Chairperson of our board of directors, the Non-Executive Vice-Chair of the board of directors of both Viacom and CBS Corporation (“CBS”), an affiliate of Viacom. Ms. Redstone also serves on the board of directors of NAI, where she is also the President, and is President of Sumco. As President of each of NAI and Sumco, Ms. Redstone has sole authority with respect to their investments in our company, including sole voting and investment power with respect to shares of our common stock. See “— Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.” Another member of our board of directors, Joseph A. Califano, Jr., serves on the board of directors of CBS. Mr. Califano served on the Viacom board of directors from 2003 until the split of Viacom and CBS in 2005. In addition, Mr. Redstone recommended the nomination of each member of our board of directors. Through his selection of and influence on members of our board of directors, Mr. Redstone has the ability to control our business strategies and policies.
Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.
      Mr. Redstone and his related parties may or may not purchase additional shares of our common stock. If Mr. Redstone or his related parties purchase additional shares of our common stock, it could adversely affect the liquidity of our common stock, which could negatively affect our common stock price and the value of the convertible senior notes. In the event beneficial ownership of Mr. Redstone and his related parties equals or exceeds 90% of the aggregate fair market value of our outstanding capital stock, calculated as described in the indenture for our convertible senior notes, we may be forced to issue additional shares of our common stock to the holders of the notes upon their election to convert the notes. Alternatively, Mr. Redstone or his related parties may sell some or all of their shares of our common stock at any time on the open market or otherwise. The sale by Mr. Redstone or his related parties of any of their shares of our common stock would likely have an adverse effect on the market price of our common stock. Mr. Redstone’s or his related parties’ failure to purchase additional shares of our common stock in the open market could have an adverse effect on the market price of our common stock. Mr. Redstone or his related parties could also sell their controlling interest to a third party who may not agree with our business strategies and policies.
      On December 28, 2005, Mr. Redstone disclosed that he had transferred 32,784,673, or about 41%, of his shares of our common stock to Sumco, a corporation of which Mr. Redstone indirectly owns a controlling interest. In connection with that transfer, Mr. Redstone and Sumco entered into an agreement pursuant to which Shari E. Redstone, as President of each of NAI and Sumco, would have sole voting and investment power over shares of our common stock held by NAI and Sumco, as well as sole authority with respect to all decisions relating to business and possible strategic decisions in which we are involved and may involve NAI or Sumco, in each case, subject to the authority of their respective boards of directors. Under the agreement, provided that Mr. Redstone is not buying or selling shares of our common stock, Ms. Redstone must consult with him on all material issues involving our company. In addition, in June 2004, Mr. Redstone reported that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” or other transaction. Mr. Redstone has also reported that Midway could be considered as a potential Viacom acquisition candidate. An independent committee of Viacom’s board of directors has been formed to work with Viacom’s management in evaluating potential transactions with Midway. In addition, our board of directors has established a committee, of which Ms. Redstone is not a member, to consider any transaction with Viacom or its affiliates. If Mr. Redstone or his related parties consummates a “going private” transaction, it would constitute a fundamental change under the indenture for our convertible senior notes, triggering an increase in the conversion rate. In addition, if Mr. Redstone or his related parties sell or otherwise transfer their shares to a third party in a transaction that would constitute a change in control, it would also constitute a fundamental change under the indenture for our convertible senior notes and the holders of these notes may require us to repurchase their notes upon such a fundamental change.
Effects of anti-takeover provisions could inhibit a change in control of Midway and could adversely affect the market price of our common stock.
      Our board of directors or management could use several charter or statutory provisions and agreements as anti-takeover devices to discourage, delay or prevent a change in control of Midway. The use of these provisions and agreements could adversely affect the market price of our common stock:

Blank check preferred stock
      Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by our board of directors. Accordingly, our board of directors has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of our common stock. We currently have no shares of preferred stock outstanding and, other than upon the exercise of rights issued pursuant to our stockholder rights plan, we have no current plans, agreements or commitments to issue any shares of preferred stock.

Rights plan
      Under our third amended and restated rights agreement with The Bank of New York, each share of our common stock has an accompanying right to purchase, if, subject to certain exemptions, a person acquires beneficial ownership of 15% or more of our common stock without the prior approval of our board of directors, convertible preferred stock that permits each holder, other than the acquiror, to purchase a number of shares of common stock at half the market price. The effect of our rights plan is to discourage a hostile takeover by diluting the acquiror’s percentage interest in our common stock. Our board of directors has the authority to redeem the rights at $0.01 per right, subject to limited conditions. The rights expire on December 31, 2006. The rights agreement specifically exempts from the operation of the rights agreement any person who was a beneficial owner of 15% or more of the outstanding shares of our common stock on April 6, 1998, when WMS Industries Inc. (“WMS”), distributed all of its remaining shares of Midway common stock to its stockholders. Mr. Redstone owned over 15% of our common stock on April 6, 1998 and is therefore exempt from the operation of the rights plan.

Other charter provisions
      Our certificate of incorporation and bylaws provide that:

•	directors may be removed only for cause by a majority of the votes cast at a meeting of the stockholders by holders of shares of our common stock entitled to vote;

•	any vacancy on our board of directors may be filled only by a vote of a majority of the remaining directors then in office;

•	stockholders may not act by written consent;

•	only the Chairman or our board of directors by a majority vote may call special meetings of stockholders, and the only business permitted to be conducted at such special meetings is business brought before the meeting by or at the direction of our board of directors;

•	stockholders must follow an advance notice procedure for the submission of director nominations and other business to be considered at an annual meeting of stockholders;

•	either a majority vote of our board of directors or an affirmative vote of holders of at least 80% of our outstanding common stock entitled to vote is needed in order to adopt, amend or repeal our bylaws; and

•	either a majority vote of our board of directors or an affirmative vote of holders of at least 80% of our outstanding common stock entitled to vote is needed in order to amend or repeal the above provisions.

Section 203 of the Delaware General Corporation Law
      We are subject to Section 203 of the Delaware General Corporation Law. In general, this statute prohibits a publicly-held Delaware corporation from engaging in a business combination with anyone who owns at least 15% of its common stock. This prohibition lasts for a period of three years after that person has acquired the 15% ownership. The corporation may, however, engage in a business combination if it is approved by its board of directors before the person acquires the 15% ownership or later by its board of directors and two-thirds of the stockholders of the public corporation.
Shares available for future issuance, conversion and exercise could have an adverse effect on the market price of our common stock.
      Any future issuance of equity securities, including the issuance of shares upon conversion of our convertible senior notes or upon exercise of stock options or warrants, could dilute the interests of our existing stockholders, including holders who have received shares upon conversion of their convertible senior notes, and could substantially decrease the trading price of our common stock and the convertible senior notes.
      As of March 9, 2006, we had outstanding options to purchase an aggregate of 4.7 million shares of common stock, and an additional 1.8 million shares were reserved for future issuance under our stock option and incentive plans. Our stock options are generally exercisable for a period of nine years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale. Exercises may have an adverse effect on the market price of our common stock. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of our common stock.
      As of March 9, 2006, we also had outstanding warrants to purchase 555,161 shares of our common stock at an exercise price of $9.33 per share, exercisable until May 2006. Issuances of shares, including in connection with dividends effected through the issuance of shares, would result in additional dilution to our stockholders.
      In addition, our board of directors has broad discretion with respect to the issuance of 87.6 million authorized but unissued shares of common stock, 1.1 million treasury shares and 4,995,250 authorized but unissued shares of preferred stock, subject to applicable New York Stock Exchange (“NYSE”) rules and agreements with our lenders. Our board of directors may decide to issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity and to compensate our employees and executives.
      The issuance or expected issuance of a large number of shares of our common stock upon conversion or exercise of the securities described above or the issuance of new securities could have an adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties.
      Our principal corporate office is located at 2704 West Roscoe Street, Chicago, Illinois. Our design and development studios are located in facilities in San Diego, California; Seattle, Washington; Austin, Texas; Moorpark, California; Chicago, Illinois; and Newcastle, England. We principally conduct our marketing operations out of our offices in Chicago, Illinois; London, England and Munich, Germany. We principally conduct our sales operations out of our offices in Corsicana, Texas; San Diego, California; London, England, Munich, Germany and Paris, France. We also lease a warehouse and distribution facility in Dallas, Texas. With the exception of our principal corporate office and some surrounding parking lots, all of our properties are leased. See Note 14 to our consolidated financial statements for information regarding our lease commitments.
      We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Item 3.	Legal Proceedings.
      In June 2004, four putative class action lawsuits were filed against us, Sumner M. Redstone and several of our directors in the Circuit Court of Cook County, Illinois, and two putative class action lawsuits were filed against us, Sumner M. Redstone and several of our directors in the Court of Chancery for the State of Delaware in and for New Castle County. These six putative class actions were brought on behalf of all persons, other than defendants, who own our securities and allege, among other things, that we and our directors breached our and their fiduciary duties to our other stockholders by allowing Sumner M. Redstone to purchase a substantial amount of our common stock from other stockholders. The lawsuits sought injunctive relief to prevent Mr. Redstone from acquiring our remaining outstanding shares in order to take the company private, imposition of a constructive trust and other relief for the alleged breach of fiduciary duty.
      A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted, and plaintiffs filed a consolidated amended complaint under the caption “David Shaev Profit Sharing Account F/ B/ O David Shaev, on behalf of itself and all others similarly situated v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman and Midway Games, Inc.” On October 6, 2004, defendants filed motions to dismiss these consolidated actions, asserting that none of plaintiffs’ allegations state a legally viable claim against any of the defendants. On January 26, 2005, the motion was granted with prejudice with respect to Midway and without prejudice with respect to the individual defendants, and the plaintiffs were granted leave to file an amended complaint by February 22, 2005. The plaintiffs did not file an amended complaint by that date. On March 15, 2005, the consolidated actions were dismissed with prejudice as to all defendants.
      Plaintiffs in the two Delaware class action complaints filed for and were granted dismissal on March 18, 2005 and May 5, 2005.
      We currently and from time to time are involved in other litigation incidental to the conduct of our business. There is no such litigation at this time of which, in our opinion, is likely to have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We did not submit any matter during the fourth quarter of fiscal 2005 to a vote of our stockholders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock trades publicly on the NYSE under the symbol “MWY”. The following table shows the high and low closing sale prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low

2004
First Quarter	$7.38	$3.65
Second Quarter	12.85	7.25
Third Quarter	12.53	9.45
Fourth Quarter	11.63	9.23
2005
First Quarter	$10.66	$8.69
Second Quarter	$11.11	$8.19
Third Quarter	$16.51	$11.19
Fourth Quarter	$23.39	$15.09
2006
First Quarter (through March 9, 2006)	$18.17	$9.41
      On March 9, 2006, there were approximately 1,000 holders of record of our common stock.
      Dividends. No cash dividends with respect to our common stock were declared or paid during fiscal 2005 or fiscal 2004. We plan to retain any earnings to fund the operation of our business. In addition, under our agreements with our lender and with our preferred stockholders, we are prohibited from paying cash dividends on our common stock.
      Recent Sales of Unregistered Securities. All unregistered sales of Midway securities during fiscal 2005 were previously reported.
      Issuer Repurchases. None.
      During the fourth quarter of 2005, Sumner M. Redstone, our largest stockholder, reported that he and his affiliate, NAI, purchased additional shares of our common stock such that his aggregate holdings, along with those transferred to another company affiliated through common ownership, Sumco, Inc., exceeded 88% of our outstanding voting securities as of December 31, 2005. According to filings made by Mr. Redstone with the SEC, he and NAI purchased a total of 3,307,100 shares of our common stock during the fourth quarter of 2005, as described in the table below. Subsequent to December 31, 2005, neither Mr. Redstone nor his affiliated companies have continued to purchase additional shares of our common stock.

      The following table sets forth the information regarding purchases reported by Mr. Redstone, either directly or through NAI, during the fourth quarter beginning on October 1, 2005 and ending on December 31, 2005:
ISSUER (AFFILIATE) PURCHASES OF EQUITY SECURITIES

				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value) of
	(a)	(b)	Total Number of Shares	Shares that May Yet
	Total Number	Average	Purchased as Part of	Be Purchased Under
	of Shares	Price Paid	Publicly Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

10/1/05 — 10/31/05	1,300,600	$16.46	N/A	N/A
11/1/05 — 11/30/05	1,175,300	$20.33	N/A	N/A
12/1/05 — 12/31/05	831,200	$22.23	N/A	N/A
Total	3,307,100	$19.29	N/A	N/A

Item 6.	Selected Financial Data.
      The following table sets forth our selected operating data and balance sheet data as of the dates and for the periods indicated. Effective December 31, 2001, we changed our fiscal year from June 30 to December 31. In connection with the change in our fiscal year end, we prepared consolidated financial statements as of and for the six-month transitional period ended December 31, 2001. The selected financial data for the periods shown below have been derived from our audited consolidated financial statements included in this report and in our previous Annual Reports on Form 10-K.

									Six Months
	Years Ended December 31,								Ended	Year Ended
									December 31,	June 30,
	2005		2004		2003		2002		2001	2001

	(In thousands, except per share amounts)
SELECTED OPERATING DATA
Net revenues
Home video	$150,078		$161,595		$92,524		$190,412		$68,113	$117,328
Coin-operated video(1)	—		—		—		1,445		3,942	50,880

Total net revenues	150,078		161,595		92,524		191,857		72,055	168,208
Gross profit (loss)	18,014		57,578		(20,781	)(7)	49,158		35,182	46,405
Operating loss(2)	(108,516	)(4)	(25,045)		(115,975	)(8)	(52,265	)(9)	(6,947)	(78,363	)(12)
Loss before income taxes	(111,226)		(18,631	)(6)	(113,963)		(48,346)		(5,847)	(76,256)
Provision (credit) for income taxes(3)	1,261		1,314		1,264		5,477	(10)	—	(7,777)
Net loss	(112,487)		(19,945)		(115,227)		(53,823)		(5,847)	(68,479)
Preferred stock dividends:
Distributed	282		1,884		1,455		1,159		1,043	184
Imputed	6		2,915	(11)	1,252		18,636	(11)	3,515	672
Loss applicable to common stock	$(112,775)		$(24,744)		$(117,934)		$(73,618)		$(10,405)	$(69,335)
Basic and diluted loss per share of common stock	$(1.30)		$(0.34)		$(2.43)		$(1.61)		$(0.27)	$(1.84)
Average number of shares outstanding	86,937		72,421		48,486		45,586		38,413	37,719
SELECTED BALANCE SHEET DATA
Total assets	$248,263		$242,317		$125,449		$201,400		$246,405	$156,219
Working capital	136,722		141,894		50,669		100,637		146,885	71,406
Long-term obligations, excluding redeemable convertible preferred stock	90,814	(5)	17,391		19,081		8,079		1,755	6,197
Redeemable convertible preferred stock	—		4,453		32,156		12,571		35,949	20,667
Stockholders’ equity	115,445		187,017		47,893		139,967		180,583	111,828

(1)	We exited our coin-operated video game product line in the quarter ended June 30, 2001.

(2)	Beginning on July 1, 2001, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we no longer recognize amortization expense on goodwill but conduct an ongoing impairment review of the asset. Accordingly, operating loss includes amortization of goodwill for fiscal 2001, but not for 2005, 2004, 2003, 2002 and the six-months ended December 31, 2001. Amortization expense totaled $3.9 million for fiscal 2001. See Note 1 to the consolidated financial statements.

(3)	After December 31, 2000, we have not provided for an income tax benefit due to the establishment of a full valuation allowance on our deferred tax assets in the periods subsequent to December 31, 2000.

(4)	During 2005, we incurred restructuring and other charges totaling $10.8 million related to the closing of our Adelaide, Australia development studio. See Note 13 to the consolidated financial statements.

(5)	During 2005, we issued $75 million of convertible senior notes. See Note 10 to the consolidated financial statements.

(6)	Loss before income taxes for 2004 includes a $5.0 million gain from the settlement of liabilities with our former parent, WMS. See Note 16 to the consolidated financial statements. Also during 2004, we recorded a $1.8 million reduction of expenses previously recorded in 2003 related to legal proceedings.

(7)	During 2003, $33.2 million of charges related to the writedown of capitalized product development costs are included in cost of sales.

(8)	During 2003, Neil D. Nicastro ceased to serve as our chief executive officer, president and chief operating officer. As a result, 2003 administrative expense includes $9.5 million of charges incurred under the terms of our employment agreement and severance agreement with Mr. Nicastro. See Note 16 to the consolidated financial statements. In addition, we incurred $9.7 million of restructuring and other charges relating to the consolidation of California product development and marketing operations, net of reductions recorded in prior year restructuring activities. See Note 13 to the consolidated financial statements.

(9)	During 2002, we incurred selling and marketing expense and administrative expense totaling $0.9 million relating to the closing of administrative facilities located in Corsicana, Texas. We also incurred restructuring and other charges totaling $10.6 million relating primarily to the consolidation of product development operations in California and the closing of the Corsicana facility, net of reductions recorded in prior year restructuring activities.

(10)	During 2002, provision for income taxes includes $5.4 million of deferred income tax expense resulting from the revaluation of net deferred tax assets. We also incurred $0.1 million of current foreign income tax expense during 2002.

(11)	Amounts in 2002 and 2004 include the accelerated recognition of imputed (non-cash) preferred stock dividends related to the conversion of redeemable convertible preferred stock into shares of common stock.

(12)	Fiscal 2001 contains restructuring and other charges totaling $12.5 million relating to exiting our coin-operated video game product line in the quarter ended June 30, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We have one operating segment, developing and publishing interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and PCs to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms, including Sony’s PlayStation 2 (“PS2”) computer entertainment system and PlayStation Portable(“PSP”), Microsoft’s Xbox and Nintendo’s GameCube and Game Boy Advance, and also for PCs. Most of our video games have suggested retail prices on the initial release date in North America ranging from $39.99 to $49.99 for home console games, $19.99 to $49.99 for handheld games and $29.99 to $49.99 for PC games. Most of our video games have suggested retail prices on the initial release date in international markets ranging from $35.00 to $70.00 for home console games, $25.00 to $40.00 for handheld games and $35.00 to $65.00 for PC games. We are currently developing games for the next generation of home console platforms, including Sony’s PlayStation 3 and Microsoft’s Xbox 360. We expect retail price ranges for our next-generation video games on the initial release date to increase from those for our current-generation platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.

      We have experienced annual operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we eliminated and consolidated some operations and hired new senior officers, including the addition of our current chief executive officer in 2003. During the second half of 2003, we refocused our product strategy to: (i) build games for mature gamers; (ii) build over-the-top sports games and (iii) build games that leverage our proven intellectual properties and franchises. Prime examples of this strategy are the 2005 releases of Mortal Kombat: Shaolin Monks, the latest sequel into the action-adventure genre from our top-selling Mortal Kombat franchise, and Blitz: The League, the successful sequel to our Blitz franchise which provides not only the hard-hitting action on the field, but also explores the drama and lifestyle of professional football off the field in a way we never could have under our previous license with the National Football League. These focuses continue today and will be a core part of our game development as we enter the console transition in 2006 and beyond.
      With the current home console transition underway, we have identified two additional focuses for our product strategy: (i) expand our game development in the PC and children’s market to help us bridge through the console transition and (ii) gain market share in the next home console cycle with the development of high potential multi-genre action games, or MAGs. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. MAGs have become increasingly popular in the current console cycle, and we expect this trend to continue with the introduction of more advanced hardware in the new home console platforms. We recently increased our focus on the development of PC games with our release of four titles in 2005 for the PC. We also re-entered the children’s game market in the fourth quarter of 2005 with our release of Ed, Edd n’ Eddy: The Mis-Edventures. We believe that the children’s game market will be less affected in the current home console transition period than other video game genres while the PC game market should be generally unaffected by the transition.
      We continue to focus our product development and marketing resources to build higher quality games with substantial marketing support. We are attempting to structure our product release schedules and product launch timing to best position our products against our competition. We also are focused on pre-launch awareness and visibility of our games with consumers through increased media advertising and retail marketing.
      In 2003 and 2004, we completed several financing transactions to support and execute our refocused strategy. In September 2005, we completed a private placement of $75 million of convertible senior notes, resulting in net proceeds of approximately $72.3 million. The proceeds are being used for general corporate purposes, including working capital and capital expenditures.

New Platform Cycle, Recent Trends and Uncertainties
      Our revenues and results of operations could be negatively impacted by the new platform cycle, decreasing selling prices of our video games developed for the older generation of platforms, and increased development costs for video games developed for the new generation of consoles.
      New Platform Cycle — The current generation of game platforms includes the following home consoles: the PS2, released in 2000, the GameCube and the Xbox, released in 2001, the Nintendo handheld platform, Game Boy Advance, introduced in 2001, and the Sony handheld platform, PSP, released in Japan in 2004 and then in North America and Europe in 2005. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft released its new home console platform, the Xbox 360, in November 2005. Sony and Nintendo are expected to release their new home console platforms sometime later in 2006. We are currently planning for this transition in our product development process. As we move through the home console transition period, we expect our future revenues and operating results could be negatively impacted, which could cause our stock price to fluctuate significantly.
      Decreasing Revenues and Selling Prices — At the end of each cycle, when the introduction of a new generation of home game consoles is announced, net revenues related to the older generation of platforms and games generally diminish, as consumers defer and decrease purchases in anticipation of the new platforms and games, and video game developers lower prices on games for the older generation of platforms. Our net revenues for 2005 decreased 7.1% compared to net revenues for 2004, despite an increase in the total number of video games we released in 2005 compared to 2004. Also, industry-wide North American retail unit and dollar sales declined significantly during the final two calendar quarters of 2005 compared to the same quarters in 2004. We believe this industry decline is due in large part to the ongoing home console transition. We expect that this trend will continue and that our future revenues could be negatively affected until completion of the transition period.
      Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. We believe our strategy of growing our internal product development resources will facilitate an efficient cost structure for development of video games for the next generation of consoles because we will be able to share and reuse versus recreate technologies and developed assets across our internal studios. However, we expect that video games for the next generation of consoles will be more costly and take longer to develop. Specifically, we expect the development cycle for video games for the next generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the current generation of consoles of 12 to 36 months. We expect our costs related to developing titles on the next generation of consoles will generally range between $10 million to $20 million per title, which represents a substantial increase in costs incurred to develop current generation titles, which have ranged from $4 million to $16 million.

Handheld Market
      In November 2004, Nintendo launched a dual-screened, portable game system, Nintendo DS. Sony also entered the handheld market with the introduction of PSP. PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. Although we released our first game for the PSP in the fourth quarter of 2005, the handheld market is not currently a significant part of our business. We currently anticipate devoting more resources toward this market in the future.

PC Market
      We anticipate generating increased revenues from games played on PCs in the future. Our recent agreements to publish three PC titles, which include the fourth quarter 2005 release of Earth 2160, Rise and Fall: Civilizations at War, scheduled for release in 2006, and the next installment of Unreal Tournament, scheduled for release in 2007, along with additional scheduled releases of PC titles in 2006 and 2007, are expected to further increase our revenue from the PC market in future periods. We believe that the PC business has historically been less cyclical than the home console business and that marketing games to the PC market will help to stabilize our revenues during the current home console transition period.

Children’s Market
      During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. We believe that video game sales for the children’s market will perform well, particularly on the older video game consoles and the handheld platforms, as the industry enters the current home console transition period. We released our first video game under these agreements, Ed, Edd n’ Eddy: The Mis-Edventures, during the fourth quarter of 2005.

Strategic Alliances
      During 2005, we announced a strategic relationship with MTV Networks to jointly market three video game titles and collaborate on soundtrack development for two of these titles. L.A. RUSH, released in the fourth quarter of 2005 on the PS2 and Xbox, was the first of the three titles to be released under the relationship. This alliance with MTV is expected to help increase the overall marketing reach and exposure of our titles released under the agreement.
      MTV is a subsidiary of Viacom Inc. Our largest stockholder, Sumner M. Redstone, is the chairman of the board and chief executive officer of NAI. NAI is the parent company of Viacom. See Note 16 to the consolidated financial statements for transactions with MTV and other entities controlled by Mr. Redstone.
      Also, in February 2006, we announced that we will co-publish and distribute Turbine, Inc.’s, The Lord of the Rings Onlinetm: Shadows of Angmartm in North America. The Lord of the Rings Onlinetm is the world’s first and only massively multiplayer online (MMO) role-playing game based upon the literary works of J.R.R. Tolkien.

Expansion of Operations
      During the first quarter of 2005, we expanded our international operations with the formation of a wholly-owned subsidiary, Midway Games GmbH. This subsidiary is located in Munich, Germany and is responsible for our sales, marketing and distribution in Germany, Austria and Switzerland. See Notes 3 and 16 to the consolidated financial statements for further information about Midway Games GmbH. During the fourth quarter of 2005, we also formed a wholly-owned subsidiary in Paris, France, Midway Games SAS, to further bolster our European distribution capabilities.
      Since January 2004, we acquired five privately-held software developers:

•	Seattle, Washington-based Surreal Software Inc. (“Surreal”) in April 2004. Surreal worked with us in the development of The Suffering, a title we released in March 2004, and The Suffering: Ties that Bind, a title we released in September 2005.

•	Austin, Texas-based Inevitable Entertainment Inc. (“Inevitable”) in October 2004. Inevitable worked with us on the development of Area 51, a title we released in April 2005.

•	Moorpark, California-based CWS Entertainment Ltd. d/b/a Paradox Development (“Paradox”) in November 2004. Paradox worked with us on the development of Mortal Kombat: Shaolin Monks, a title we released in September 2005.

•	Adelaide, South Australia-based Ratbag Holdings Pty Ltd. and its subsidiary companies (“Ratbag”) in August 2005. We subsequently closed this studio in December 2005 due to operating and cost inefficiencies.

•	Newcastle, United Kingdom-based The Pitbull Syndicate Ltd. (“Pitbull”) in October 2005. Pitbull worked with us on the development of L.A. RUSH, a title we released in October 2005.
      We believe that the acquisition of the remaining four studios strengthened our internal product development team and reinforces our ability to make high quality games. We are shifting our primary focus to growing our internal product development teams at our existing studios, but we will continue to evaluate additional acquisition opportunities as they may arise. In December 2005, we severed the development team we acquired with the Ratbag acquisition as part of our workforce reductions in order to improve product development efficiency and reduce our cost structure. See Note 2 to the consolidated financial statements for details on the acquisitions and Note 13 for details of our 2005 restructuring activities.

      We are focusing on building our product pipeline to achieve the necessary size and scale to succeed in the next home console cycle. We expect to continue to increase our investment in product development, which we anticipate may include substantial headcount growth and further acquisitions of external development studios. We anticipate that these activities will increase both revenues and operating costs in future periods.

Issuance of Convertible Senior Notes
      During September 2005, we completed the private placement of $75 million of convertible senior notes resulting in net proceeds of approximately $72.3 million. We intend to use the proceeds from the offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to fund future acquisitions of, or strategic alliances with, development companies or other companies involved in the development, production or sales of video games. See Note 10 to the consolidated financial statements for further details on these convertible senior notes.

Series D Redeemable Convertible Preferred Stock Conversion
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

Majority Stockholder
      Sumner M. Redstone, our largest stockholder, reported in filings made with the SEC that his aggregate beneficial holdings approximated 88% of our outstanding voting securities as of December 31, 2005. As the majority voting stockholder of Midway, Mr. Redstone can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” transaction. Mr. Redstone has also stated that Midway could be considered as a potential Viacom acquisition candidate. Mr. Redstone is the chairman of the board and chief executive officer of NAI. NAI is the parent company of Viacom. In August 2004, an independent committee of Viacom’s board of directors was formed to consider any proposed transactions or business arrangements with us. We have also formed an independent committee to consider any proposed transactions or business arrangements with Mr. Redstone or any of his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, a corporation of which Mr. Redstone indirectly owns a controlling interest. See “Item 1A. Risk Factors — Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” and “— Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.”
      See Note 16 to the consolidated financial statements for transactions with entities controlled by Mr. Redstone.

Restructuring
      Late in 2005, we reviewed our year-to-date performance, our current development plan for 2006 and 2007, and the development team headcount and structure necessary to accomplish our goals. We determined that it would be necessary to reduce certain product development teams and cease operations at our Adelaide, Australia studio in order to reduce our cost structure and increase product development efficiency. We believe that these changes will allow us to better leverage resources in a manner consistent with our overall strategy to increase the quality and size of our internal product development capabilities. These restructuring activities resulted in aggregate expenses of $10,784,000 in December 2005. These expenses included:

•	$2,632,000 related to the impairment of capitalized product development costs;

•	$1,326,000 related to severance and employee-related costs;

•	$1,410,000 related to charges accrued for lease and long-term commitments and other costs; and

•	$5,416,000 related to the impairment of fixed and intangible assets and goodwill.
      All anticipated costs to be incurred under these restructuring efforts were accrued and recognized as restructuring costs prior to December 31, 2005. See Note 13 to the consolidated financial statements for details of our 2005 restructuring activities.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to our business operations. The interpretation of these policies requires management judgments and estimates of matters which ultimately may differ from actual results. For a discussion of our other significant accounting policies, refer to Note 1 to the consolidated financial statements.

Revenue recognition
      We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed or determinable and collectibility of the customer receivable is probable. We do not provide any significant customization of software or postcontract customer support. If consumer demand for a product falls below expectations, we often grant price protection to spur further sales and sometimes accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts.

Price protection, returns and discounts
      We grant price protection or discounts to, and sometimes allow product returns from, our customers. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. Price protection means credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted and (k) other relevant factors. Sell-through refers to consumer purchases of our product at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms, or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges.
      During 2005, 2004 and 2003, we recorded provisions for price protection, returns and discounts of $26,650,000, $16,904,000 and $15,802,000, respectively. Such amounts are reflected as a reduction of revenues. Our accounts receivable balance is reported net of an allowance for estimated future price protection and discounts to be issued and estimated future product returns to be accepted from sales made prior to the balance sheet date. At December 31, 2005 and 2004, our allowances for price protection, returns and discounts were $14,867,000 and $8,122,000, respectively. We believe these reserves are adequate based on historical experience and our current estimate of future price protection, returns and discounts.

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
      During 2005, we recorded provisions for doubtful accounts of $692,000. During 2004, we recorded a $448,000 gain related to partial collection of customer accounts previously written off, net of current year provisions. During 2003, we recorded provisions for doubtful accounts of $312,000. Such amounts are included in administrative expense. Our accounts receivable balance is reported net of an allowance for doubtful accounts from sales made prior to the balance sheet date. At December 31, 2005 and 2004, our allowances for doubtful accounts were $1,263,000 and $714,000, respectively. We believe this allowance is adequate based on historical experience and our current estimate of doubtful accounts.

Capitalized product development costs
      Our capitalized product development costs consist of software development costs for video games that will be sold. We account for software development in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by us when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us. After a product is released for sale, the capitalized product development costs are amortized to expense based on the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game. This expense is recorded as a component of cost of sales.
      We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized costs for products that are cancelled are expensed in the period of cancellation. In addition, a charge to cost of sales is recorded when our forecast for a particular game indicates that unamortized capitalized costs exceed the estimated future net realizable value of that asset. The estimated future net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. If a revised game sales forecast is less than management’s current game sales forecast, or if actual game sales are less than management’s forecast, it is possible we could accelerate the amortization of software development costs previously capitalized. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. Critical factors evaluated in estimating forecasted sales include, among other things: historical sales of similar titles, pre-launch awareness, game ratings from publications and websites, current demand and sell-through rates. Management judgments and estimates are used in the assessment of when technological feasibility is established and in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in materially different reported amounts of capitalized product development costs, research and development expense or cost of sales.
      During 2005, 2004 and 2003, we recorded capitalized product development cost impairment charges in cost of sales and, where appropriate, restructuring and other charges of $14,689,000, $9,843,000 and $36,919,000, respectively. Our capitalized product development costs at December 31, 2005 and 2004 were $27,595,000 and $28,659,000, respectively. We believe our capitalized product development costs balance at December 31, 2005 is recoverable from future revenue activity.

Goodwill
      In accordance with SFAS No. 142, we evaluate whether any event has occurred which might indicate that the carrying value of goodwill is impaired. In addition, SFAS No. 142 requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test. We use October 1 as our annual measurement date and use market capitalization as an initial indicator of our fair value. We completed our annual impairment test on October 1, 2005 and found no indicators of impairment of goodwill. As a result, we did not recognize an impairment loss.
      Subsequent to our annual impairment analysis on October 1, 2005, we determined that it would be necessary to close our recently acquired Adelaide, Australia studio in December 2005. Therefore, we wrote off the full carrying value of goodwill capitalized in accounting for this acquisition. This event was deemed independent of our October 1, 2005 analysis. There were no other indicators of impairment of our remaining goodwill.
      The carrying amount of goodwill at December 31, 2005 and 2004 was $41,108,000 and $39,533,000, respectively. Future goodwill impairment tests may result in a material charge to earnings if, for example, our enterprise fair value falls below our net book value.

Valuation of deferred tax assets
      We record a valuation allowance for the realization of deferred tax assets, resulting primarily from tax loss carryforwards. The amount of tax loss carryforward expected to be used within the carryforward period is limited to sources of future taxable income that are more likely than not to be generated within the carryforward period. The valuation allowance recorded is a reduction to the deferred tax asset, with a corresponding charge to the statement of operations. In the event we determine that we will realize our deferred tax asset in the future in excess of our net recorded amount, an increase to the net deferred tax asset would be recorded in the period such determination was made. Generating taxable income in subsequent periods and changes in estimates of future taxable income could affect the amounts of the net deferred tax assets and valuation allowances. At December 31, 2005 and 2004, we had valuation allowances of $160,622,000 and $107,766,000, respectively. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code of 1986, as amended, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. See Note 9 to the consolidated financial statements.

Results of Operations
      The following table sets forth our operating results in dollars and expressed as a percentage of net revenues for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,

	2005		2004		2003

	(Dollars in thousands)
Net revenues	$150,078	100.0%	$161,595	100.0%	$92,524	100.0%
Cost of sales
Product costs and distribution	56,212	37.5	62,742	38.8	47,206	51.0
Royalties and product development	75,852	50.5	41,275	25.6	66,099	71.5

Total cost of sales	132,064	88.0	104,017	64.4	113,305	122.5

Gross profit (loss)	18,014	12.0	57,578	35.6	(20,781)	(22.5)
Research and development expense	39,693	26.4	25,621	15.8	22,809	24.7
Selling and marketing expense	57,189	38.1	41,159	25.5	35,044	37.9
Administrative expense	18,864	12.6	15,949	9.9	27,688	29.8
Restructuring and other charges	10,784	7.2	(106)	(0.1)	9,653	10.4

Operating loss	(108,516)	(72.3)	(25,045)	(15.5)	(115,975)	(125.3)
Interest income	2,449	1.6	1,267	0.8	751	0.8
Interest expense	(3,119)	(2.1)	(1,248)	(0.8)	(70)	(0.1)
Other (expense) income, net	(2,040)	(1.3)	6,395	4.0	1,331	1.4

Loss before income taxes	(111,226)	(74.1)	(18,631)	(11.5)	(113,963)	(123.2)
Provision for income taxes	1,261	0.8	1,314	0.8	1,264	1.3

Net loss	(112,487)	(74.9)	(19,945)	(12.3)	(115,227)	(124.5)
Preferred stock dividends:
Distributed	282	0.2	1,884	1.2	1,455	1.6
Imputed	6	—	2,915	1.8	1,252	1.4

Loss applicable to common stock	$(112,775)	(75.1)%	$(24,744)	(15.3)%	$(117,934)	(127.5)%

      We seek to develop video games that are action-packed and exciting and then market these games to a broad audience in order to attract a loyal fan-base. We hope to create titles that will sell at least one million copies worldwide. Since 2002, we released the following titles that have reached this one million unit sales threshold:

Video Game Title	Year Released

Mortal Kombat: Deception	2004
NBA Ballers	2004
Midway Arcade Treasures	2003
Mortal Kombat: Deadly Alliance	2002

2005 Compared with 2004
      The following table provides a comparison of operating results from year-to-year (dollars in thousands):

		Years Ended December 31,

	See		% of Net		% of Net	Increase/
	Explanation	2005	Revenues	2004	Revenues	(Decrease)	% Change

Consolidated net revenues	A	$150,078	100.0%	$161,595	100.0%	$(11,517)	(7.1)%
North American net revenues	B	118,285	78.8%	132,075	81.7%	(13,790)	(10.4)%
International net revenues	C	31,793	21.2%	29,520	18.3%	2,273	7.7%
Cost of sales:
Product costs and distribution	D	56,212	37.5%	62,742	38.8%	(6,530)	(10.4)%
Royalties and product development	E	75,852	50.5%	41,275	25.6%	34,577	83.8%
Research and development expense	F	39,693	26.4%	25,621	15.8%	14,072	54.9%
Selling and marketing expense	G	57,189	38.1%	41,159	25.5%	16,030	38.9%
Administrative expense	H	18,864	12.6%	15,949	9.9%	2,915	18.3%
Restructuring and other charges	I	10,784	7.2%	(106)	(0.1)%	10,890	10,273.6%
Interest income	J	2,449	1.6%	1,267	0.8%	1,182	93.3%
Interest expense	K	(3,119)	(2.1)%	(1,248)	(0.8)%	(1,871)	149.9%
Other (expense) income, net	L	(2,040)	(1.3)%	6,395	4.0%	(8,435)	(131.9)%
Provision for income taxes	M	1,261	0.8%	1,314	0.8%	(53)	(4.0)%
Preferred stock dividends	N	288	0.2%	4,799	3.0%	(4,511)	(94.0)%

A.	Consolidated Net Revenues
      The following table sets forth our total net revenues by platform for the periods indicated (dollars in thousands):

	Years Ended December 31,

	2005		2004

Sony PlayStation 2 (“PS2”)	$77,590	51.7%	$97,299	60.2%
Microsoft Xbox	51,570	34.4	54,889	34.0
Nintendo GameCube (“NGC”)	5,452	3.6	4,764	2.9
Personal Computer (“PC”)	4,016	2.7	—	—
Nintendo Game Boy Advance (“GBA”)	2,333	1.6	293	0.2
Sony PlayStation Portable (“PSP”)	1,729	1.2	—	—
Royalties	6,145	4.1	3,588	2.2
Other	1,243	0.7	762	0.5

Total Net Revenues	$150,078	100.0%	$161,595	100.0%

      See Item 1 of this report for a listing of video game titles that we released for sale by platform and territory.

B.	North American Net Revenues
      In North America we released 28 new video games in 2005 compared to 14 new video games in 2004. Despite an increase in the number of video games released in North America from 2004 to 2005, North American net revenues decreased by 10.4%. This decrease is due in part to the greater success of our frontline titles released in 2004, two of which sold in excess of one million units, compared to 2005. We also believe the decrease was attributable to the general softening in the industry as consumers began to delay their video game purchases in anticipation of the new home consoles and video games for those new consoles. Our top three selling titles for 2005 in North America included Blitz: The League, Mortal Kombat: Shaolin Monks and Area 51 and represented $58,305,000 of 2005 net revenues. The top three selling titles of 2004, representing $86,307,000 of 2004 net revenues, included Mortal Kombat: Deception, NBA Ballers and The Suffering.
      North American net revenues also include substantially all license and royalty revenues. License and royalty revenues increased $2,557,000 from 2004 to 2005. This increase is a result of entering more arrangements with various third parties to license our rights and intellectual property.

C.	International Net Revenues
      The increase in international net revenues is due largely to releasing 19 video games in 2005 compared to only 10 video games in 2004. We continue our efforts to release our video games internationally contemporaneous with their release in North America. We formed new sales, marketing and distribution subsidiaries in Germany and France in January 2005 and November 2005, respectively. We believe our European sales will improve in future periods as a result of establishing these sales offices. Our top three selling titles internationally for 2005 included Area 51, Mortal Kombat: Shaolin Monks and L.A. RUSH and represented $18,154,000 of 2005 net revenues. Our top three selling titles internationally for 2004, representing $19,656,000 of 2004 net revenues, included Mortal Kombat: Deception, The Suffering and Psi-Ops: The Mindgate Conspiracy.
     D. and E.     Cost of Sales
      Cost of sales includes manufacturing costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. From 2004 to 2005, we experienced an overall decrease in unit sales volume of approximately 9.9% while our per-unit disk costs remained relatively constant. The lower unit sales volume in 2005 was due to the release of titles which experienced higher consumer acceptance in 2004, such as Mortal Kombat: Deception in its original fighting genre and our popular over-the-top sports title, NBA Ballers. Our product development costs increased $37,849,000 (120.9%), from $31,305,000 in 2004 to $69,154,000 in 2005. As provided in the following table, the increase in product development costs was primarily attributable to an increase in amortization and writedowns of capitalized product development costs in 2005 compared to 2004. This increase was partially attributable to the fact we released more video games in 2005 than in 2004. Also, certain video games released in 2005 had significantly higher amounts of capitalized product development costs upon release compared to those released in 2004. Partially offsetting the increased product development costs was a $3,272,000 decrease in royalty expense, from $9,970,000 in 2004 to $6,698,000 in 2005. This decrease in royalty expense was attributable to royalties incurred on our 2004 release of NBA Ballers.
      Amortization and writedowns of capitalized product development costs, the most significant portion of costs of sales, were as follows:

	Years Ended December 31,

Description	2005	2004

Amortization of capitalized product development costs	$55,417,000	$21,462,000
Writedowns related to future releases	4,366,000	9,184,000
Writedowns related to current releases	7,691,000	384,000
Writedowns related to cancelled games	—	275,000

Total	$67,474,000	$31,305,000

      In addition to the amortization and writedowns of capitalized product development costs included in cost of sales, we incurred a $2,632,000 writedown of capitalized product development costs for a future release which was expensed in restructuring and other charges on the consolidated statement of operations as it related to the restructuring plan and closing of our Adelaide, Australia development studio in December 2005.

F.	Research and Development Expense
      Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Years Ended December 31,

Description	2005	2004

Gross research and development costs	$108,735,000	$74,293,000
Research and development costs capitalized	(69,042,000)	(48,672,000)

Research and development expense	$39,693,000	$25,621,000

      The increase in gross research and development costs was attributable to having more games in development in 2005 as compared to 2004. This includes games in development related to the new generation of consoles, which we anticipate will generally cost more to develop than games for the older generation of consoles. This increased development activity has been facilitated by increased headcount in our internal product development teams, from 510 employees to 650 employees at December 31, 2004 and 2005, respectively. This increase in internal product development team headcount was attributable to the acquisition of Pitbull in October 2005 as well as the growth of our other existing development studios. We had also acquired Ratbag in August 2005, a development studio located in Adelaide, Australia which we eventually closed in December 2005 as part of a restructuring plan to reduce our cost structure and consolidate certain product development activity to other existing studios. As a result of the increased headcount and development activity in 2005, our product development payroll and related benefits increased by $19,194,000, from $35,873,000 in 2004 to $55,067,000 in 2005. Also, third-party development expenditures increased $5,700,000, from $22,449,000 in 2004 to $28,149,000 in 2005. The remaining increase related to additional costs incurred in 2005 for services performed by external parties in the production of our video games.
      For further details regarding the restructuring activities, see “Overview” above, “Restructuring and Other Charges” below and Note 13 to the consolidated financial statements.

G.	Selling and Marketing Expense
      Selling and marketing expense increased significantly from 2004 to 2005, due in part to an overall increase in video games released in 2005 compared to 2004. In North America, ten new console titles were released in 2005 compared to seven new console titles released in 2004. We continue our efforts to increase pre-launch awareness and visibility of our games through increased advertising support of our games, including television, print and on-line advertising which increases the average selling and marketing expense per game. We have also made a concerted effort to increase the sales and marketing support of our international releases, as evidenced by the formation of our new subsidiaries in Munich, Germany in January 2005 and Paris, France in November 2005.
      Advertising expense increased $12,967,000, to $41,235,000 for 2005 compared to $28,268,000 for 2004. Advertising expense for 2005 was primarily attributable to the support of our new releases during the year, as well as continued advertising support for Mortal Kombat: Deception, which was released on the PS2 and Xbox in the fourth quarter of 2004 and on NGC in the first quarter of 2005. Advertising expense for 2004 was primarily attributable to the support of our new releases during 2004 only. Additionally, selling and marketing related payroll and benefits increased $2,080,000, from $7,358,000 for 2004 compared to $9,438,000 for 2005. This increase in payroll and related benefits was primarily attributable to the personnel added in conjunction with our new German sales and marketing office formed in January 2005.

H.	Administrative Expense
      The increase in administrative expense from 2004 to 2005 was due in large part to a $1,750,000 reduction of expenses in 2004 which were previously accrued in 2003 related to legal proceedings. Other legal fees decreased $432,000 from 2004 to 2005. We also reduced administrative payroll and related benefits by $236,000, from $9,886,000 in 2004 to $9,650,000 in 2005. This was due in part to severance costs incurred related to various administrative personnel in 2004. Partially offsetting these reductions in administrative expenses was a $1,140,000 increase in bad debt expense, which increased from a $448,000 net benefit in 2004 to $692,000 of net expense in 2005.

I.	Restructuring and Other Charges
      Restructuring and other charges in 2005 represent costs incurred to close our Adelaide, Australia facility and consolidate certain product development operations to our other development studios. Restructuring and other charges in 2004 represent adjustments from estimated costs incurred from restructuring plans undertaken from 2001 to 2003. For further details regarding our restructuring activities see “Overview” above and Note 13 to the consolidated financial statements. Restructuring and other charges incurred were as follows:

	Years Ended December 31,

Description	2005	2004

Impairment of fixed and intangible assets and goodwill	$5,416,000	$—
Impairment of capitalized product development costs	2,632,000	—
Lease and long-term commitments and other costs	1,410,000	76,000
Severance and related costs	1,326,000	—
Reversals of previously accrued charges	—	(182,000)

Total	$10,784,000	$(106,000)

J.	Interest Income
      The increase in interest income from 2004 to 2005 was due to an increase in average interest rates, being partially offset by lower average cash balances during the same periods due to the timing of financing activities in each year.

K.	Interest Expense
      The increase in interest expense was due primarily to interest expense incurred on our $75,000,000 convertible senior notes issued in September 2005 which is discussed in “Overview — Issuance of Convertible Senior Notes” above and Note 10 to the consolidated financial statements. We accrued $1,275,000 of interest expense related to the convertible senior notes in 2005. Also included in interest expense is amortization of $208,000 related to capitalized costs incurred in issuing the convertible senior notes. Additionally, we entered into our credit facility with Wells Fargo Foothill, Inc. in March 2004 and borrowed $15,000,000 under its provision for a term note payable. Our term loan debt was outstanding for the entire year ended December 31, 2005 compared to only a portion of the year ended December 31, 2004. See “Liquidity and Capital Resources” and Note 8 to the consolidated financial statements.

L.	Other (Expense) Income, net
      During 2004, we realized a net gain of $4,987,000 in settlement of tax sharing and related agreements with WMS, our former parent company. Also, we realized net foreign currency transaction gains of $1,215,000 in 2004 compared to net foreign currency transaction losses of $2,133,000 in 2005.

M.	Provision for Income Taxes
      The provision for income taxes was relatively consistent between 2005 and 2004. Income tax expense relates to an increase in the difference between the book and tax basis of goodwill. Deferred tax liabilities related to goodwill are not offset against deferred tax assets since it is uncertain as to if and when amounts attributable to goodwill will be recognized as expenses in the income statement. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill at December 31, 2005 and 2004. See Note 9 to the consolidated financial statements.

N.	Preferred Stock Dividends
      See Note 11 to the consolidated financial statements for a discussion of dividends incurred in relation to our preferred stock.

2004 Compared with 2003
      The following table provides a comparison of operating results from year-to-year (dollars in thousands):

		Years Ended December 31,

	See		% of Net		% of Net	Increase/
	Explanation	2004	Revenues	2003	Revenues	(Decrease)	% Change

Consolidated net revenues	A	$161,595	100.0%	$92,524	100.0%	$69,071	74.7%
North American net revenues	B	132,075	81.7%	69,154	74.7%	62,921	91.0%
International net revenues	C	29,520	18.3%	23,370	25.3%	6,150	26.3%
Cost of sales:
Product costs and distribution	D	62,742	38.8%	47,206	51.0%	15,536	32.9%
Royalties and product development	E	41,275	25.6%	66,099	71.5%	(24,824)	(37.6)%
Research and development expense	F	25,621	15.8%	22,809	24.7%	2,812	12.3%
Selling and marketing expense	G	41,159	25.5%	35,044	37.9%	6,115	17.4%
Administrative expense	H	15,949	9.9%	27,688	29.8%	(11,739)	(42.4)%
Restructuring and other charges	I	(106)	(0.1)%	9,653	10.4%	(9,759)	(101.1)%
Interest income	J	1,267	0.8%	751	0.8%	516	68.7%
Interest expense	K	(1,248)	(0.8)%	(70)	(0.1)%	(1,178)	(1,682.9)%
Other (expense) income, net	L	6,395	4.0%	1,331	1.4%	5,064	380.5%
Provision for income taxes	M	1,314	0.8%	1,264	1.3%	50	4.0%
Preferred stock dividends	N	4,799	3.0%	2,707	2.9%	2,092	77.3%

A.	Consolidated Net Revenues
      The following table sets forth our total net revenues by platform for the periods indicated (dollars in thousands):

	Years Ended December 31,

	2004		2003

Sony PlayStation 2	$97,299	60.2%	$53,292	57.6%
Microsoft Xbox	54,889	34.0	22,804	24.6
Nintendo GameCube	4,764	2.9	8,068	8.7
Nintendo Game Boy Advance	293	0.2	4,713	5.1
Royalties	3,588	2.2	1,051	1.1
Other	762	0.5	2,596	2.9

Total Net Revenues	$161,595	100.0%	$92,524	100.0%

B.	North American Net Revenues
      The significant increase in North American revenues from 2003 to 2004 was due primarily to the release of higher quality home console titles in 2004 than in 2003, including the 2004 release of Mortal Kombat: Deception. Our top three selling titles for 2004 in North America included: Mortal Kombat: Deception, NBA Ballers and The Suffering and represented $86,307,000 of 2004 net revenues. The top three selling titles of 2003 represented $31,484,000 of 2003 net revenues from the 2003 releases of MLB SlugFest 20-04 and SpyHunter 2, as well as continued sales from our 2002 release of Mortal Kombat: Deadly Alliance.

C.	International Net Revenues
      Our top three selling titles internationally for 2004 included Mortal Kombat: Deception, The Suffering and Psi-Ops: The Mindgate Conspiracy and represented $19,656,000 of 2004 net revenues. Our top three selling titles internationally for 2003, representing $19,730,000 of 2003 net revenues, included Mortal Kombat: Deadly Alliance, Freestyle Metal X and Defender.

D. and E.	Cost of Sales
      Cost of sales includes manufacturing costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. Product and distribution costs increased from 2003 to 2004 due to an increase in unit sales volume of approximately 31.8%. Our per-unit disk costs remained relatively constant from 2003 to 2004. The higher sales volume in 2004 was due to the release of titles which experienced higher consumer acceptance, such as our franchise title Mortal Kombat: Deception and our popular over-the-top sports title, NBA Ballers. We experienced a significant decrease in writedowns of capitalized product development costs from 2003 to 2004. This was due to significant adjustments to sales forecasts in 2003 for then current and future releases, as well as cancellation of titles in development in 2003. Amortization and writedowns of capitalized product development costs, a significant portion of costs of sales, were as follows:

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

      The increase in research and development expense from 2003 to 2004 reflected a $2.9 million increase in game development costs in 2004 and a $100,000 reduction in overhead costs. In 2004, employment of our former executive vice president — product development was terminated. As a result of this event, research and development expenses for 2004 included $1,300,000 of charges incurred under the terms of his severance agreement. Excluding these costs, research and development overhead costs decreased approximately $1,400,000 from 2003. In 2004, we focused on producing fewer titles while increasing our product development spending per title to produce better quality games than in 2003. The net impact of these factors resulted in an overall higher research and development expense in 2004 than in 2003. We believe these efforts resulted in increased revenues in 2004.

G.	Selling and Marketing Expense
      Selling and marketing expense increased significantly from 2003 to 2004, despite an overall decrease in video games released in 2004 compared to 2003. In North America, seven new console titles were released in 2004 compared to eight new console titles released in 2003. The overall increase in selling and marketing expense was due to our effort to increase pre-launch awareness and visibility of our games through increased advertising support of our games, including television, print and on-line advertising which increases the average selling and marketing expense per title. Selling and marketing overhead costs decreased approximately $400,000 from 2003 to 2004.

H.	Administrative Expense
      The significant decrease in administrative expense from 2003 to 2004 was due in large part to severance expense related to Neil D. Nicastro and significant charges related to legal proceedings during 2003. During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. Under the terms of an employment agreement and a severance agreement with Mr. Nicastro, administrative expense included $9,459,000 of charges incurred in 2003. We also recorded a $1,750,000 reduction of expenses in 2004 which were previously recorded in 2003 related to legal proceedings.

I.	Restructuring and Other Charges
      Restructuring and other charges in 2003 represent costs incurred to consolidate our Milpitas, California facility and operations. In 2004, we recorded a net reversal of charges previously estimated and accrued related to this plan. For further details regarding our restructuring activities see Note 13 to the consolidated financial statements. Restructuring and other charges incurred were as follows:

	Years Ended December 31,

Description	2004	2003

Lease and long-term commitments and other costs	$76,000	$2,090,000
Impairment of capitalized product development costs	—	4,998,000
Severance costs	—	3,311,000
Reversals of previously accrued charges	(182,000)	(746,000)

Total	$(106,000)	$9,653,000

J.	Interest Income
      The increase in interest income from 2003 to 2004 was due primarily to the increase in average cash balances subsequent to the various 2004 financing activities, being partially offset by lower average interest rates, during the same periods.

K.	Interest Expense
      In March 2004, we entered into a credit facility with Wells Fargo Foothill, Inc. and borrowed $15,000,000 under its provision for a term note payable. Interest expense increased during 2004 due to this borrowing arrangement.

L.	Other (Expense) Income, net
      During 2004, we realized a net gain of $4,987,000 in settlement of tax sharing and related agreements with WMS, our former parent company. Also, we realized net foreign currency transaction gains of $1,215,000 in 2004 compared to $1,131,000 in 2003.

M.	Provision for Income Taxes
      The provision for income taxes was relatively consistent from 2003 to 2004. The amounts for 2004 and 2003 primarily consisted of deferred tax expense related to goodwill. Deferred tax liabilities related to goodwill are not offset against deferred tax assets since it is uncertain as to if and when amounts attributable to goodwill will be recognized as expenses in the income statement. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill at December 31, 2004 and 2003. See Note 9 to the consolidated financial statements.

N.	Preferred Stock Dividends
      See Note 11 to the consolidated financial statements for a discussion of dividends incurred in relation to our preferred stock.
Impact of Recently Issued Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. We were required to adopt the provisions of SFAS No. 123R on January 1, 2006. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Prior to January 1, 2006, we disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amount in a note to the consolidated financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure will no longer be an alternative. The table in Note 1 to the consolidated financial statements, under caption “Stock-Based Compensation”, reflects the estimated impact that such a change in accounting treatment would have had if it had been in effect during 2005, 2004 and 2003. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. Also, under the provisions of SFAS No. 123R, any unearned or deferred compensation related to awards granted prior to the adoption of SFAS No. 123R must be eliminated against the appropriate equity accounts. Therefore, we eliminated our remaining deferred compensation balance at January 1, 2006 against additional paid-in capital. On January 1, 2006, we adopted the modified prospective application method allowed under SFAS No. 123R and estimate an additional pre-tax charge to expense of approximately $2,700,000 in 2006 relating to currently outstanding stock options. The actual impact will depend upon additional option activity in 2006.
Liquidity and Capital Resources
      Our principal source of operating cash is from distribution and sale of our video games. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our video game inventory, costs incurred to sell and market our video games and administrative expenses. As of December 31, 2005, our primary source of liquidity was $98,376,000 of cash and cash equivalents, compared with $118,313,000 at December 31, 2004. Our cash and cash equivalents balance at December 31, 2005 was impacted by the following financing cash inflows that occurred during the year then ended: $72,318,000 from the issuance of convertible senior notes and $20,729,000 of cash received from common stock option and warrant exercises. These inflows from financing activities were partially offset by a net $100,377,000 usage of cash to fund operating activities. Our working capital at December 31, 2005 totaled $136,722,000, compared with $141,894,000 at December 31, 2004. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.
      We actively manage our capital structure and balance sheet as a component of our overall business strategy. In addition to the items noted above, during 2005, we completed two acquisitions of privately-held software developers by issuing shares of our common stock — see Note 2 to the consolidated financial statements. During August and October 2005, we converted all of our remaining outstanding Series D redeemable convertible preferred stock into common stock — see Note 11 to the consolidated financial statements. We may issue additional shares of common stock, and use our cash and cash equivalents, if we identify an opportunity to acquire additional software developers that will further strengthen our internal product development teams and our ability to create high quality games. We may also pursue additional debt or equity financing in the future to raise additional working capital or to settle outstanding obligations such as our convertible senior notes, if terms and conditions allow, alleviating cash use requirements.
      During the year ended December 31, 2005, gross receivables, excluding the impact of receivables provisions, increased by $42,090,000 due to sales for the period exceeding cash collections and credits granted to customers. Accounts payable and accruals increased from the beginning of the period by a net $6,623,000 due to costs incurred in relation to our titles released in the fourth quarter of 2005 and in development at year-end, including marketing and advertising costs incurred, as well as amounts owed for inventory and distribution costs and third-party development milestones. We also invested $6,430,000 in property and equipment during the year ended December 31, 2005, relating primarily to computer equipment and software used to develop new video games.
      Gross receivables, excluding the impact of receivable provisions, increased by $15,907,000 during the year ended December 31, 2004 primarily due to the increase in sales volume experienced in the fourth quarter of 2004, specifically sales from the release of Mortal Kombat: Deception, compared to the fourth quarter of 2003. Inventories increased by $3,222,000 during 2004, primarily due to remaining units on-hand of Mortal Kombat: Deception, which was released during the fourth quarter of 2004. These units comprised approximately 60% of the inventory balance at December 31, 2004. The increase in other assets, including both current and long-term portions, includes a net increase of $10,285,000 related to prepaid publishing, engine and other game related license fees.
      Management believes that our cash and cash equivalents on-hand at December 31, 2005 of $98,376,000, along with additional availability under the bank financing secured in March 2004 (see below), will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and our other presently anticipated needs through 2007. Therefore, we believe we will not need to raise additional debt or equity financing during 2006; however, we will assess opportunities should market conditions appear favorable.
      In September 2005, we completed a private placement of $75 million of convertible senior notes, resulting in net proceeds of approximately $72.3 million. The proceeds are being used for general corporate purposes, including working capital and capital expenditures. The convertible senior notes bear interest at 6.00% per annum and are payable semi-annually on March 30 and September 30 of each year, beginning March 30, 2006. The holders of the convertible senior notes may convert the notes into shares of our common stock at any time prior to the maturity date or redemption of the notes at an initial conversion rate of 56.3253 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $17.75 per share. The conversion rate of the convertible senior notes may increase based upon certain circumstances or events. Also, the earliest date the holders may require us to settle the convertible senior notes in cash is April 30, 2009. See Note 10 to the consolidated financial statements for details of these convertible senior notes.
      We have a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. The outstanding balance of the term loan was $10,277,000 at December 31, 2005. Availability under the revolving line of credit of up to $15,000,000 is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the credit facility. At December 31, 2005, we had $14,963,000 available for borrowings under the line of credit. The term loan can be prepaid at any time without premium or penalty. If the credit facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $450,000.
      In addition, management has the ability, if necessary, to implement additional restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures.
Off Balance Sheet Arrangements and Contractual Obligations
      We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property used in specific video games or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties, as well as committing to spend a minimum level of future marketing expenditures for the respective video games. We also enter into arrangements with third parties to develop some of our video games. In accordance with generally accepted accounting principles, some of these obligations are not recognized as liabilities in our consolidated balance sheet.

      The following table summarizes the scheduled expiration of our contractual obligations as of December 31, 2005 (in thousands):

		Payments Due by Period

		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations(1)	$10,277	$3,333	$6,667	$277	$—
Interest on long-term debt obligations(2)	1,180	634	544	2	—
Convertible senior notes(3)	75,000	—	—	75,000	—
Interest on convertible senior notes(4)	15,000	4,500	9,000	1,500	—
Operating lease obligations(5)	10,356	3,679	4,253	1,310	1,114
Purchase obligations(6)	62,375	30,980	22,075	8,160	1,160
Other long-term liabilities(7)	2,179	1,792	387	—	—

Total	$176,367	$44,918	$42,926	$86,249	$2,274

(1)	These obligations are reflected on our consolidated balance sheet at December 31, 2005 in current portion of long-term debt and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank’s base rate on December 31, 2005 (7.25%). These obligations are not reflected on our consolidated balance sheet at December 31, 2005.

(3)	Assumes convertible senior notes are carried through the date the holders can first require redemption of the notes, April 30, 2009. These obligations are reflected on our consolidated balance sheet at December 31, 2005.

(4)	Assumes convertible senior notes are carried through the date the holders can first redeem the notes, April 30, 2009. The debt bears interest at the fixed rate of 6.00% per annum. These obligations are not reflected on our consolidated balance sheet at December 31, 2005.

(5)	These obligations are not reflected on our consolidated balance sheet at December 31, 2005.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third-party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at December 31, 2005.

(7)	These items are reflected on our consolidated balance sheet at December 31, 2005 in current and noncurrent liabilities, as appropriate.
Impact of Inflation
      In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.
Seasonality
      The video game industry is highly seasonal and has generally experienced higher revenues in the quarter ended December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that quarter.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk
      At December 31, 2005 and 2004, we had no investments with maturity dates greater than 90 days. At December 31, 2005, we had a balance of $10,277,000 outstanding under the credit facility entered into during March 2004. This facility is based on variable interest rates and bore interest at the bank’s base rate (7.25% at December 31, 2005). Changes in market rates may impact the bank’s base rate. For example, if the bank’s base rate were to increase or decrease one percentage point (1.0%), our annual interest expense would change by approximately $90,000.
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
      We do not believe that interest rate risk is significant to us at December 31, 2005.

Foreign Currency Risk
      We transact business in various foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound (“GBP”) and the Euro which results in the recognition of foreign currency transaction gains or losses. We monitor the volatility of the GBP and the Euro (and all other applicable currencies) frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks if we determine that such hedging activities are appropriate to reduce risk.
      We had a cumulative foreign currency translation loss of $439,000 and $1,420,000 reflected in stockholders’ equity as of December 31, 2005 and 2004, respectively. We realized foreign currency transaction (losses) gains of ($2,133,000), $1,215,000 and $1,131,000 in 2005, 2004 and 2003, respectively. We do not believe that foreign currency risk was material at December 31, 2005 or 2004.

Item 8.	Financial Statements and Supplementary Data.
      Our consolidated financial statements are included in this report immediately following Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures.
      As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information about us and our subsidiaries, including the information required to be disclosed in our filings under the Securities Exchange Act of 1934, was reported within the time periods specified in the rules and forms of the SEC.

Internal Control over Financial Reporting.
      Management Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting is set forth on page F-2 of this report.
      Changes in Internal Control over Financial Reporting. No change was identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Identification of Directors and Executive Officers. Below is information about our executive officers and directors. There is no family relationship between any of our directors or executive officers. However, Shari E. Redstone is the daughter of our controlling stockholder, Sumner M. Redstone. Each director is elected until the next annual meeting, or until his/her earlier resignation or removal. Executive officers are elected annually by our board of directors. Mr. Redstone recommended each member of our board of directors for nomination to our board.

Name and Age	Position(s) with Midway	Committee(s)

David F. Zucker (43)	President and Chief Executive Officer
Thomas E. Powell (44)	Executive Vice President — Finance, Treasurer and Chief Financial Officer
Steven M. Allison (38)	Senior Vice President — Marketing and Chief Marketing Officer
Matthew V. Booty (39)	Senior Vice President — Worldwide Studios
Deborah K. Fulton (42)	Senior Vice President, Secretary and General Counsel
Miguel Iribarren (39)	Vice President — Publishing
James R. Boyle (41)	Vice President — Finance, Controller, Assistant Treasurer and Principal Accounting Officer
William C. Bartholomay (77)	Director	(1); (2)*;(5)
Peter C. Brown (47)	Director	(1);
Joseph A. Califano, Jr. (74)	Director	(1); (3);(4)
Kenneth D. Cron (49)	Chairman of the Board of Directors	(2); (3); (5)*
Shari E. Redstone (51)	Vice Chairwoman of the Board of Directors	(2); (3)*;(4)
Ira S. Sheinfeld (68)	Director	(4)*
Robert N. Waxman (69)	Director	(1)*; (5)

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Member of the Corporate Governance Committee

(5)	Member of the Special Committee of Independent Directors
(*) Indicates chair of committee whose number precedes the *.

Biographical Information
      David F. Zucker has been our President and Chief Executive Officer since May 6, 2003. Prior to that, he was President and Chief Operating Officer of Playboy Enterprises, Inc., a men’s lifestyle and adult entertainment company, from July 2002 to May 2003. From October 2000 to June 2002, he was President and Chief Executive Officer of Skillgames, LLC, and Managing Director of Walker Digital, LLC, online “pay for play” games companies. From February 1999 to September 2000, he was President and Chief Executive Officer of Diva Systems Corporation, an interactive television and information technology company. From 1988 to 1999, Mr. Zucker served in a number of executive positions for The Walt Disney Company, a global entertainment company, including Executive Publisher of Travel Agent Magazine; Manager of Current Series for ABC Television; Vice President of Programming for ESPN; and Executive Vice President of ESPN, Inc. and the Managing Director of ESPN International, Inc.
      Thomas E. Powell joined us as Executive Vice President — Finance and Treasurer in April 2001. In September 2001, he became our Executive Vice President — Finance, Treasurer and Chief Financial Officer. From 1997 to February 2001, Mr. Powell was employed by Dade Behring, Inc., a manufacturer of medical equipment, serving most recently as Vice President of Corporate Business Development and Strategic Planning and previously as the Vice-President — Finance for the Biology Products Group. Prior to Dade Behring, Mr. Powell held a number of finance and strategy positions with Frito-Lay, a division of PepsiCo, Inc., Bain & Company Consultants, Tenneco Inc. and Arthur Andersen & Company.
      Steven M. Allison joined us as Senior Vice President — Marketing and Chief Marketing Officer on December 22, 2003. Prior to joining us, he was Vice President of Marketing and Business Development, Atari/ Infogrames, from December 2001 to December 2003. Prior to that, he served as Infogrames’ Vice President of New Business Development and Production Content, from 2000 to December 2001, Vice President of Licensing and Product Planning from 1999 to 2000, and Director of Product Marketing in 1999.
      Matthew V. Booty has served as our Senior Vice President — Worldwide Studios since June 2005. Prior to that, he served as our Senior Vice President — Product Development since June 2004, and since June 1999, he served our wholly-owned subsidiary, Midway Amusement Games, LLC in various capacities in its product development organization, ultimately being promoted to Vice President — Product Development in June 2002.
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
      Miguel Iribarren has served as our Vice President — Publishing since July 13, 2005. He served us as Vice President, Corporate Communications and Strategic Planning from February 2002 to July 2005. Prior to joining Midway, Mr. Iribarren was a Vice President, Research for Wedbush Morgan Securities. At Wedbush, where he was employed from May 2000 to February 2002, Mr. Iribarren was responsible for research on the interactive entertainment industry. From 1994 to May 2000, Mr. Iribarren was employed by the Atlantic Richfield Corporation, an oil and gas company, in various finance and planning positions, ultimately serving as Manager, Corporate Finance.
      James R. Boyle was appointed to the position of Vice President — Finance, Controller and Assistant Treasurer on March 10, 2005. Mr. Boyle also serves as our Principal Accounting Officer. Prior to that, he had been our Vice President — Finance and Assistant Treasurer since January 2002. Mr. Boyle was a senior manager at PricewaterhouseCoopers from July 2001 to January 2002. From 1998 to July 2001, Mr. Boyle was a manager at PricewaterhouseCoopers.
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

      Peter C. Brown joined our board in 2005. Mr. Brown has been the Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. since July 1999. Prior to that, Mr. Brown had served as the Chief Financial Officer of AMC since 1991. He is also the Co-Chairman of the Board and Co-Chief Executive Officer of MovieTickets.com, Inc., together with Shari E. Redstone.
      Joseph A. Califano, Jr. joined our board in 2004. Since 1979, Mr. Califano has served as Chairman and President, National Center on Addiction and Substance Abuse at Columbia University. Mr. Califano is an adjunct professor of public health at Columbia University’s Medical School and School of Public Health, and a member of the Institute of Medicine of the National Academy of Sciences. Mr. Califano is a director of CBS Corporation (“CBS”) and Willis Group Holdings, Ltd. Mr. Califano served on the board of Viacom from 2003 until the split of Viacom and CBS in 2005. Among other distinguished government positions, Mr. Califano served as Secretary, U.S. Department of Health, Education & Welfare from 1977 to 1979.
      Kenneth D. Cron joined our board in 2004. Mr. Cron is a Director of Computer Associates International, Inc., a management software company, and served as interim Chief Executive Officer of Computer Associates International Inc. from April 2004 to February 2005. From June 2001 to January 2004, Mr. Cron was Chairman and CEO of Vivendi Universal Games, Inc., a global leader in the publishing of online, PC and console-based interactive entertainment. Vivendi Universal Games is a division of Vivendi Universal, S.A. From March 2001 to June 2001, Mr. Cron served as Chief Executive Officer of the Flipside Network, now a part of Vivendi Universal Net USA. He was Chairman and Chief Executive Officer of Uproar Inc. from 1999 to March 2001, when Uproar was acquired by Flipside.
      Shari E. Redstone joined our board in 2004. Ms. Redstone has been President of National Amusements, Inc. since 2000 and served as Executive Vice President of NAI from 1994 to 2000. She is also a director of NAI. NAI, a closely held company, operates cinemas in the United States, the United Kingdom and Latin America and is also the controlling shareholder of Viacom and CBS. Ms. Redstone also serves as President of Sumco Inc., a company owned by NAI and Sumner M. Redstone. Ms. Redstone is Chairman and Chief Executive Officer of Rising Star Media, a company established in partnership with NAI to build luxury-style cinemas in Russia. Ms. Redstone is a member of the Board of Directors and Executive Committee for the National Association of Theatre Owners, Co-Chairman and Co-Chief Executive Officer of MovieTickets.com, Inc., and Chairman and Chief Executive Officer of CineBridge Ventures, Inc. Ms. Redstone is also the Non-Executive Vice-Chair of the board of directors of both Viacom and CBS. Ms. Redstone is the daughter of Sumner M. Redstone, our controlling stockholder.
      Ira S. Sheinfeld joined our board in 1996. He has been a partner of the law firm of Hogan & Hartson L.L.P., and its predecessor law firm, Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York for over five years. Mr. Sheinfeld is a Director of WMS.
      Robert N. Waxman, a CPA in public practice, joined our board on December 31, 2003. Mr. Waxman was a partner with Deloitte & Touche LLP, an international accounting and consulting firm, where he served as National Director of SEC Practice, partner-in-charge of the Financial Services Programs, and many Executive Office and New York Practice Office positions. He was with Deloitte & Touche and its predecessor firms from 1962 to 1991, and a principal of Corporate Finance Advisory, a New York based accounting and consulting firm, from 1992 to the present. He is a member of the board of directors of the New York State Society of CPAs, serves on the editorial board of The CPA Journal and is an audit committee member of a large not-for-profit organization.
      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

      Audit Committee Membership. Our board of directors has a standing Audit Committee, consisting of Messrs. Brown, Bartholomay, Califano and Waxman (Chairman).
      Audit Committee Financial Expert. The board has determined that each of Messrs Brown and Waxman is a “financial expert” serving on its Audit Committee, and that each of Messrs. Brown and Waxman is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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
      The summary compensation table below sets forth the compensation earned during 2005, 2004 and 2003 by our Chief Executive Officer (“CEO”) and our four next most highly compensated executive officers during 2005. This table also includes information for Mark S. Beaumont who served us as an executive officer until August 19, 2005 and was one of our four next most highly compensated executive officers during 2005.
SUMMARY COMPENSATION TABLE

							Long Term
							Compensation Awards
	Annual Compensation
							Restricted		Securities
Name and	Fiscal					Other Annual	Stock		Underlying	All Other
Principal Position	Year	Salary ($)		Bonus ($)		Compensation ($)(1)	Award ($)		Options (#)	Compensation ($)

David F. Zucker	2005	600,000		—		11,435	1,360,800	(3)	2,334	—
President and Chief	2004	600,000		—		9,096	—		874,287	—
Executive Officer(2)	2003	390,000		300,000	(4)	3,646	446,250	(5)	1,825,968	—
Thomas E. Powell	2005	318,032		—		8,174	680,400	(3)	—	—
Executive Vice President —	2004	304,024		—		6,397	—		—	—
Finance, Treasurer and	2003	238,541	(6)	—		6,599	—		50,000	—
Chief Financial Officer
Steven M. Allison	2005	285,962		—		—	680,400	(3)	—	—
Senior Vice President —	2004	275,000		—		—	—		—	95,525	(8)
Marketing and Chief	2003	5,300		15,000	(9)	—	—		85,000	—
Marketing Officer(7)
Matthew V. Booty	2005	337,423		—		3,974	680,400	(3)	—	—
Senior Vice President —	2004	299,615		—		4,763	—		—	—
Worldwide Studios(10)	2003	236,031	(11)	—		10,259	—		50,000	—
Miguel Iribarren	2005	224,738		—		10,723	453,600	(3)	—	—
Vice President —	2004	203,682		—		11,364	—		—	—
Publishing(12)	2003	159,028	(13)	—		8,132	—		—	—
Mark S. Beaumont	2005	301,725	(15)	—		1,605	—		—	—
Senior Vice President —	2004	273,426		—		6,339	—		—	—
Entertainment(14)	2003	256,538		—		63	—		60,000	—

(1)	Represents payments made under our Exec-U-Care supplemental health care insurance program.

(2)	Mr. Zucker joined Midway on May 6, 2003.

(3)	Represents the fair value of the performance-based restricted stock awards granted to key employees on October 6, 2005 pursuant to the Midway Games Inc. 2005 Long-Term Incentive Plan, calculated by multiplying the number of shares awarded by $15.12, the closing price of our common stock on the NYSE on that date.

(4)	Represents a $150,000 signing bonus under Mr. Zucker’s employment agreement, and an additional bonus of $150,000 received in December 2003.

(5)	Represents the fair value of the restricted stock award granted to Mr. Zucker on May 6, 2003 pursuant to his restricted stock agreement, calculated by multiplying the 125,000 restricted shares of common stock by $3.57, the closing price of our common stock on the NYSE on that date. See “Employment Agreements” below.

(6)	Mr. Powell reduced his fiscal 2003 salary by $61,935 in connection with his participation in the salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

(7)	Mr. Allison has served as our Senior Vice President — Marketing and Chief Marketing Officer since December 22, 2003.

(8)	Represents payments of the expenses for Mr. Allison’s relocation.

(9)	Represents a signing bonus to Mr. Allison under our agreement with him dated December 3, 2003.

(10)	Mr. Booty has served as our Senior Vice President — Worldwide Studios since June 6, 2005. Prior to that, since June 2004, Mr. Booty served as Senior Vice President — Product Development.

(11)	Mr. Booty reduced his fiscal 2003 salary by $24,155 in connection with his participation in the salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

(12)	Mr. Iribarren has served as our Vice President — Publishing since July 13, 2005. Prior to that, since February 2002, Mr. Iribarren served as our Vice President — Corporate Communications and Strategic Planning.

(13)	Mr. Iribarren reduced his fiscal 2003 salary by $41,290 in connection with his participation in the salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan.

(14)	Mr. Beaumont served as our Senior Vice President — Publishing, from January 30, 2002 to October 17, 2003. From that date to August 19, 2005, he had served as our Senior Vice President — Entertainment. Mr. Beaumont left the employ of our company in August 2005.

(15)	Includes continued payments of Mr. Beaumont’s regular salary totaling $98,307 after Mr. Beaumont’s termination from Midway in accordance with his severance agreement under which he will receive 15 months salary from his termination date.

Stock Options
      During fiscal 2005, the following options were granted under our stock option plans to our CEO (no additional options being granted to the other persons named in the Summary Compensation Table):
OPTION GRANTS IN LAST FISCAL YEAR

					Value at Assumed
	Individual Grants				Annual Rates of
					Stock Price
		% of Total Options			Appreciation for
		Granted to			Option Term (1)
	Shares Underlying	Employees in	Exercise Price	Expiration
Name	Option Granted	Fiscal Year	($/Share)	Date	5% ($)	10% ($)

David Zucker(2)	1,067	1.1%	9.42	5/5/2013	15,593	23,700
	7	*	10.13	5/5/2013	110	167
	33	*	10.38	5/5/2013	531	808
	76	0.1%	10.20	5/5/2013	1,203	1,828
	584	0.6%	10.06	5/5/2013	9,114	13,853
	119	0.1%	10.55	5/5/2013	1,948	2,960
	69	0.1%	10.46	5/5/2013	1,120	1,702
	285	0.3%	10.42	5/5/2013	4,607	7,002
	6	*	10.26	5/5/2013	96	145
	61	0.1%	10.40	5/5/2013	984	1,496
	27	*	9.39	5/5/2013	393	598
Thomas E. Powell	0	0%	n/a	n/a	—	—
Steven M. Allison	0	0%	n/a	n/a	—	—
Matthew V. Booty	0	0%	n/a	n/a	—	—
Miguel Iribarren	0	0%	n/a	n/a	—	—
Mark S. Beaumont	0	0%	n/a	n/a	—	—

*	Less than 0.1%.

(1)	The assumed appreciation rates are examples set by rules promulgated under the Securities Exchange Act of 1934 and are not related to or derived from the historical or projected prices of our common stock.

(2)	All of Mr. Zucker’s options in 2005 were granted under the terms of an option agreement between Mr. Zucker and us dated as of May 6, 2003, which provides that, on each occasion prior to May 6, 2005 that we issue additional shares of our common stock, we grant to Mr. Zucker an additional option to purchase shares of our common stock in an amount equal to (a) 3.23% of the shares so issued, for issuances prior to May 6, 2004, and (b) the percentage of the shares so issued (but not to exceed 3.23%) determined by dividing (i) the number of shares then issuable under unexercised options held by Mr. Zucker immediately prior to the issuance by (ii) the number of outstanding shares of common stock immediately prior to the issuance, for issuances on or after May 6, 2004.

      The following table sets forth information with respect to the number and year-end values of options to purchase common stock owned by the executive officers named in the Summary Compensation Table.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at 12/31/05 (#)		at 12/31/05 ($)(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

David F. Zucker	377,918	4,114,017	970,539	1,004,132	13,864,266	13,454,513
Thomas E. Powell	77,500	616,492	—	35,000	0	468,200
Steven M. Allison	42,500	501,369	—	42,500	0	648,125
Matthew V. Booty	—	—	61,125	45,000	701,929	597,100
Miguel Iribarren	15,000	155,070	37,500	27,500	433,575	351,675
Mark S. Beaumont	50,000	387,953	—	—	0	0

(1)	Based on the closing price of our common stock on the NYSE on December 30, 2005, which was $18.97 per share.
      We previously adopted a 2002 Non-Qualified Stock Option Plan, a 2002 Stock Option Plan, a 2000 Non-Qualified Stock Option Plan, a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan. These plans provided for the granting of stock options to our directors, officers, employees, consultants and advisors. At our June 2005 annual meeting, our stockholders ratified our 2005 Long-Term Incentive Plan (the “2005 Plan”) which became immediately effective and replaced our 2002, 2000 and 1998 Non-Qualified Stock Option Plans, our 2002, 1999 and 1996 Stock Option Plans and our 1998 Stock Incentive Plan. The 2005 Plan was previously approved by our board of directors in March 2005. The shares available for grants under those earlier plans are no longer available under those plans, but will instead be available under the 2005 Plan. Awards previously issued under the earlier plans will remain in effect under those plans. However, if such awards expire unexercised or are terminated or forfeited, the shares subject to those awards will become available for awards under the 2005 Plan.
      We also previously adopted a salary and director fee reduction/stock option program under the 2002 Non-Qualified Stock Option Plan. Employees and directors who elected to participate in the program reduced their base salary or director’s fee. For each dollar of salary or fee reduction, participants were granted options to purchase one and one-half shares of our common stock at an exercise price of $5.29. The options are exercisable until September 2, 2012.
      The plans are intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the plans, our Compensation Committee determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of the options, and the number of shares for which options are granted.
      The option price per share with respect to each option is determined by our Compensation Committee and generally is not less than 100% of the fair market value of our common stock on the date the option is granted. The plans each have a term of ten years, unless terminated earlier.

      The following is a summary of additional information about securities authorized for issuance under our equity compensation plans as of December 31, 2005:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average Exercise	Future Issuance Under Equity
	be Issued upon Exercise	Price of Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	4,877,080	$9.65	1,754,475
      The average exercise price of outstanding options, at March 9, 2006, was approximately $9.90 per share. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information about options held by our officers and directors.
Senior Employee Bonus Incentive Plan
      Our executive officers and other senior employees are eligible for participation in the Amended and Restated Midway Incentive Plan, which was amended by the board on March 10, 2005. The plan offers participants the opportunity to receive bonuses based on a combination of the following factors: (1) a percentage of each participant’s base salary determined by management; (2) the achievement of targets set by management for our financial performance; and (3) management’s evaluation of the degree to which a participant meets individual performance goals. Even if Midway does not meet financial performance targets for years after 2005, participants may receive part of their bonus based on achieving their individual performance goals. No bonuses were awarded or paid out under the plan in 2005.
2005 Long-Term Incentive Plan
      In June 2005, we adopted the 2005 Plan, which replaced all of our stock option plans. The plan is administered by our Compensation Committee, except that our board of directors must administer the plan for purposes of granting awards to non-employee directors. The plan authorizes a broad range of awards, including, stock options, stock appreciation rights, restricted stock, deferred stock, other awards based on our common stock, dividend equivalents, performance shares or other stock-based performance awards, cash-based performance awards tied to achievement of specific performance objectives and shares issuable in lieu of rights to cash compensation. Shares reserved for new grants under the former plans, plus shares recaptured from outstanding awards under the former plans that expire unexercised or are terminated, are available for issuance under the 2005 Plan. Our employees, non-employee directors, advisors and consultants are eligible to participate in the plan.
      The 2005 Plan contains certain restrictions, including non-compete, non-solicitation and non-disclosure provisions, that govern the behavior of participants, other than non-employee directors, during their employment with us and for 12 months after termination of their employment. Compliance with these restrictions is a pre-condition to a participant’s right to realize and retain any gain from awards under the plan. In the event that a participant fails to comply with these restrictions, we have the right to recover all gains derived from plan-based awards realized by that participant at any time after the date six months prior to the forfeiture event or, after termination of employment, six months prior to the participant’s termination of employment, and to cancel any outstanding awards. Our Compensation Committee has discretion to waive or modify our right to forfeiture, or to include additional forfeiture provisions in the agreement governing any plan award.
Compensation of Directors
      In 2005, we paid a fee of $32,500 per year to each director who is not also our employee. Beginning in 2006, we will pay a fee of $45,000 per year to each director who is not also our employee. We pay the chairman of our board of directors an additional fee of $48,000 per year. A director who serves as the chairman of the Compensation Committee, Special Committee of Independent Directors or Nominating Committee of our board of directors receives a further fee of $2,500 per year for his or her services in that capacity, and each other member of those Committees receives an additional fee of $1,000 per year. A director who serves as the chairman of the Corporate Governance Committee of the board receives a further fee of $7,500 per year for his or her services in that capacity, and each other member of that Committee receives an additional fee of $5,000 per year. A director who serves as the chairman of the Audit Committee of the board receives a further fee of $20,000 per year for his or her services in that capacity, and each other member of that committee receives an additional fee of $15,000 per year. Our directors may also receive options to purchase shares of common stock under our 2005 Plan.
      Some of our directors are eligible to receive reimbursement for health insurance costs under our Exec-U-Care supplemental health care insurance program. In fiscal 2005, we paid the following amounts for current and former directors under this program: $5,561 to Kenneth D. Cron, $10,223 to Robert N. Waxman, $1,059 to our former chairman, Neil D. Nicastro, $7,438 to our former director Harold H. Bach Jr. and $275 to our former director, Richard D. White.
Compensation Committee Interlocks and Insider Participation
      During fiscal 2005, Messrs. Bartholomay (Chairman) and Cron and Ms. Redstone served on our Compensation Committee. No member of our Compensation Committee is or was an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed under this heading, except that Mr. Bartholomay is Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc., insurance brokers, which we retained to provide insurance brokerage services during fiscal 2005 and propose to retain for insurance brokerage services during the current fiscal year.
Employment Agreements
      We employ David F. Zucker as our President and Chief Executive Officer under the terms of an Employment Agreement dated May 6, 2003. Mr. Zucker’s base salary is $600,000 per year. The agreement provides for bonus compensation of up to 100% of his base salary each year, based upon financial and other performance criteria mutually agreed to annually between Mr. Zucker and the board of directors. The agreement had an initial term of two years ended May 6, 2005 and automatically renews thereafter for successive one-year periods until terminated.
      The employment agreement also provides that Mr. Zucker may participate in and receive the benefits of any disability, hospitalization, insurance, medical service or other health-related employee benefit plan, or any pension or retirement plan, that is generally available to executive employees, including the Exec-U-Care insurance program.
      The employment agreement will terminate automatically upon Mr. Zucker’s death. We may terminate the employment agreement if Mr. Zucker is disabled for 120 consecutive business days, or for six months in any 12-month period, and is not able to resume his duties within 30 days of our giving him notice of our intention to terminate his employment.
      Under the employment agreement, we may terminate Mr. Zucker at any time with or without cause. “Cause” means:

•	the conviction of a felony, or of any other crime involving fraud, dishonesty or breach of trust relating to our company or Mr. Zucker’s employment;

•	Mr. Zucker’s failure and refusal to follow a reasonable direction of our board of directors after written notice of the failure or refusal and a cure period of ten days;

•	the commission of any dishonest or grossly negligent act that has or is reasonably likely to have a material adverse effect on our company or our customer or trade relationships provided that the act was not taken with the approval of our board of directors; or

•	a breach by Mr. Zucker of any material provision of his employment agreement, including representations and warranties, after written notice and a cure period of ten days.
      In addition, Mr. Zucker may resign from his employment at any time with or without good reason. Under the agreement, “good reason” means the occurrence, without Mr. Zucker’s consent or acquiescence, of any of the following events:

•	a breach by us of any material provision of the agreement, including representations and warranties, after written notice and a cure period of ten days;

•	any material diminution or reduction in Mr. Zucker’s duties, whether in scope or nature, or Mr. Zucker is required to report to anyone other than our board of directors or any committee of our board of directors;

•	our board of directors elects an executive officer senior in rank to Mr. Zucker; or

•	our principal place of business is moved more than 50 miles, and as a result, Mr. Zucker’s commute to work is increased by more than 50 miles each way.
      If we terminate Mr. Zucker’s employment other than for cause, death or disability, including the non-renewal of his employment agreement at the expiration of its term, or if Mr. Zucker resigns for good reason, we must pay Mr. Zucker:

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
      If we terminate Mr. Zucker’s employment for cause or if he resigns without good reason, the employment agreement terminates, and we are required to pay to Mr. Zucker only his base salary through his termination date and a prorated bonus.
      If there were a change of control by reason of the individuals who presently constitute our board of directors, or successors approved by these board members, cease for any reason to constitute at least a majority of our board of directors and Mr. Zucker elects to terminate his employment because he is not offered the opportunity to continue as Chief Executive Officer on the terms of his employment agreement or the change of control were to occur within three months after we terminate Mr. Zucker without cause or he resigns for good reason, then we would be obligated to pay to Mr. Zucker a lump sum payment equal to 2.99 times (i) one year’s base salary at the rate of $600,000 per year and (ii) the bonus payable to Mr. Zucker for the fiscal year immediately prior to the change of control. In addition, all unexpired and unvested options to purchase securities or restricted securities would immediately vest on the date of the change in control.
      Mr. Zucker has agreed not to compete with us during his employment and for a period of one year after termination of his employment for any reason.
      If any portion of the amount paid to Mr. Zucker is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then we must pay additional compensation to Mr. Zucker to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

      Under the employment agreement, on May 6, 2003 Mr. Zucker was granted ten-year non-qualified options to purchase 1,500,000 shares of our common stock at an exercise price of $3.57 per share and was issued 125,000 restricted shares of our common stock.
      The option covering 1,000,000 shares out of the 1,500,000 is subject to the terms of a stock option agreement dated May 6, 2003 and provides that the option may be exercised for up to 62,500 shares on or after November 1, 2004 and the remaining 937,500 shares become exercisable in ten equal quarterly installments on the first day of each February, May, August and November thereafter. The option agreement also provides that whenever we issued additional shares of our common stock prior to May 6, 2005, we would grant him an additional option to purchase shares of our common stock in an amount (a) equal to 3.23% of the shares so issued prior to May 6, 2004, and (b) after May 6, 2004 and until May 6, 2005, equal to the percentage of the shares so issued (but not to exceed 3.23%) determined by dividing (i) the number of shares then issuable under unexercised options held by Mr. Zucker immediately prior to the issuance by (ii) the number of outstanding shares of common stock immediately prior to the issuance. In each case, the exercise price of each additional option was at the closing price of our common stock on the date of issuance of the option. In no event, however could the shares subject to additional options exceed 2,250,000. The additional options were also subject to the vesting schedule. Through the May 6, 2005 term date of his option agreement, we issued options to Mr. Zucker to purchase up to 1,177,589 shares at exercise prices ranging from $2.92 per share to $12.85 per share under this provision. On June 15, 2005, we removed from registration the remaining 1,072,411 shares that will not be issued to Mr. Zucker under his agreement.
      The option with respect to the other 500,000 shares is subject to our 2005 Long-Term Incentive Plan and is fully exercisable. The 125,000 restricted shares were issued under an agreement dated May 6, 2003, as amended. Under the agreement, 52,082 of the shares are now vested, and the restrictions on the remaining 72,918 shares will lapse on May 1, 2006. If Mr. Zucker’s employment is terminated by Midway for “cause” or by Mr. Zucker without “good reason,” as defined in the agreement, then Mr. Zucker will forfeit the shares for which the restrictions have not lapsed. If Mr. Zucker’s employment is terminated for any other reason, the restrictions will lapse in approximately equal quarterly installments until May 1, 2006.
      We employ Thomas E. Powell as Executive Vice President — Finance, Treasurer and Chief Financial Officer under the terms of an agreement dated March 21, 2001 as amended. His current base annual salary is $321,360, and he is eligible to receive a performance bonus in excess of 50% of his base salary. The agreement also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. In addition, pursuant to the terms of our agreement with Mr. Powell dated February 10, 2003, if a change of control occurs within five years from the date of the agreement, and within two years thereafter Mr. Powell’s employment is terminated (a) by Midway without cause, (b) by Mr. Powell due to the relocation of his office location more than 50 miles from its present location, or (c) by Mr. Powell due to his placement in a position of lesser stature or the assignment of duties at variance with his current duties, then Mr. Powell will receive 24 months of severance payments at his then current salary rate.
      We employ Steven M. Allison as Senior Vice President — Marketing and Chief Marketing Officer under the terms of an agreement dated December 3, 2003. His current base annual salary is $290,000. The agreement also provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. Under the agreement, if we terminate Mr. Allison’s employment without cause, we must pay him severance equal to six months’ salary.
      Pursuant to the terms of our agreement with Miguel Iribarren dated February 10, 2003, if a change of control occurs within five years from the date of the agreement, and within two years thereafter Mr. Iribarren’s employment is terminated (a) by Midway without cause, (b) by Mr. Iribarren due to the relocation of his office location more than 50 miles from its present location, or (c) by Mr. Iribarren due to his placement in a position of lesser stature or the assignment of duties at variance with his current duties, then Mr. Iribarren will receive 18 months of severance payments at his then current salary rate.

      Mark S. Beaumont, our former Senior Vice President — Entertainment, left Midway on August 19, 2005. We entered into a confidential settlement agreement and general release with Mr. Beaumont under which we will continue to pay him his annual base salary of $284,000 through November 19, 2006, less usual payroll deductions. Under the agreement, until the earlier of November 30, 2006 or such time as Mr. Beaumont is hired elsewhere by an employer that offers a health plan, and provided that he properly elects health insurance coverage under and pursuant to COBRA, we will pay the premium on Mr. Beaumont’s behalf for standard employee medical insurance, as well as provide him with continued participation in our Exec-U-Care supplemental health insurance program. In partial consideration for these benefits, Mr. Beaumont released and waived certain claims he may have against us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
Principal Stockholders
      The following table sets forth information as of March 9, 2006, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name and Address of Beneficial Owner	Beneficially Owned(1)		Common Stock(1)

Sumner M. Redstone	80,028,766	(2)	87.6%
200 Elm Street Dedham, MA 02026
National Amusements, Inc.	22,376,979	(2)	24.5%
200 Elm Street Dedham, MA 02026
Sumco, Inc.	32,784,673	(2)	35.9%
200 Elm Street Dedham, MA 02026

(1)	Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership, of the underlying shares within 60 days. Percentage calculations are based on 91,351,225 shares outstanding on March 9, 2006.

(2)	Based upon a Form 4 filed with the SEC by Sumner M. Redstone on December 28, 2005. Mr. Redstone reported direct ownership of 24,867,114 and indirect ownership through NAI (shared voting power) of 22,376,979 and Sumco (shared voting power) 32,784,673 shares of our common stock. Mr. Redstone’s shares do not include 17,500 shares held by his wife, Paula Redstone, with respect to which shares Mr. Redstone disclaims beneficial ownership. As a result of his stock ownership in NAI and Sumco, Mr. Redstone is deemed the beneficial owner of the shares of common stock owned by both NAI and Sumco.
Securities Authorized for Issuance Under Equity Compensation Plans
      Information about securities authorized for issuance under equity compensation plans is discussed above in “Item 11. Executive Compensation — Stock Options — Equity Compensation Plan Information.”

Security Ownership of Management
      The following table sets forth, as of March 9, 2006 information about the beneficial ownership of our common stock by each of our directors and the executive officers and by all of our directors and executive officers as a group:

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name of Beneficial Owner	Beneficially Owned(1)		Common Stock(1)

Steven M. Allison	45,000		*
William C. Bartholomay	141,983	(2)	*
Mark S. Beaumont(#)	0		0%
Matthew V. Booty	106,125	(3)	*
Peter C. Brown	0		0%
Joseph A. Califano, Jr.	10,000		*
Kenneth D. Cron	0		0%
Miguel Iribarren	80,000	(4)
Thomas E. Powell	55,000	(5)	*
Shari E. Redstone	55,171,233	(6)	60.4%
Ira S. Sheinfeld	116,864	(7)	*
Robert N. Waxman	25,000	(8)	*
David F. Zucker	1,268,092	(9)	1.4%
Directors and Executive Officers as a Group (15 persons)	57,095,467	(10)	62.5%

*	Less than 1%

(#)	Mr. Beaumont’s employment with us terminated on August 19, 2005.

(1)	Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 91,351,225 shares outstanding on March 9, 2006 excluding treasury shares.

(2)	Includes 96,613 shares of common stock underlying stock options.

(3)	Includes 61,125 shares of common stock underlying stock options.

(4)	Includes 50,000 shares of common stock underlying stock options.

(5)	Includes 10,000 shares of common stock underlying stock options.

(6)	Includes 55,161,652 shares (60.4%) owned by NAI and Sumco as of March 9, 2006. As a director, President and shareholder of NAI, Ms. Redstone may be deemed a beneficial owner of NAI’s shares of our common stock. Also, as President of Sumco, Ms. Redstone has voting and investment power with respect to shares of our common stock held by Sumco.

(7)	Includes 95,063 shares of common stock underlying stock options.

(8)	Includes 17,000 shares of common stock underlying stock options.

(9)	Includes 1,105,174 shares of common stock underlying stock options. Also includes 72,918 shares of common stock issued under a Restricted Stock Agreement between Mr. Zucker and Midway dated as of May 6, 2003. The period of restriction on these shares lapses May 1, 2006, if Mr. Zucker continues to be employed by us on that date. If Mr. Zucker’s employment is terminated by us for “cause” or by Mr. Zucker without “good reason”, as these terms are defined in the restricted stock agreement, then Mr. Zucker will forfeit the shares for which the restrictions have not lapsed.

(10)	Includes an aggregate of 1,459,975 shares of common stock underlying stock options.

Item 13.	Certain Relationships and Related Transactions.
New Consolidated Subsidiary
      During January 2005, we formed a new wholly-owned subsidiary, Midway Games GmbH (“MGG”), for the purpose of selling and marketing our products in Germany, Austria and Switzerland. MGG is located in Munich, Germany. Its assets, liabilities and results of operations are included in the consolidated balance sheet and statements of operations and cash flows as of and for the year ended December 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation.
      Two members of MGG’s management are the sole shareholders of F+F Publishing GmbH (“F+F”). F+F is primarily in the business of distributing video games and other products to retailers. One of these MGG employees is also the Managing Director of F+F. We sell products directly to retailers, distributors and F+F. F+F sells our products to various retailers. We generated net revenues of $404,000 from sales to F+F during the year ended December 31, 2005. In addition, we purchase certain products, primarily video games developed by third parties, from F+F and in turn sell these products to retailers and distributors. We incurred costs of sales of $909,000 related to this activity during the year ended December 31, 2005. During 2005, we made payments of approximately $478,000 related to purchases from F+F. Also, the full amount due to us from sales of our products to F+F during 2005 was settled against the outstanding payable to F+F as of December 31, 2005. As a result, we had a net payable of $27,000 due to F+F at December 31, 2005 included in accounts payable.
Australia Subsidiary Management
      During 2005, we acquired and subsequently closed our development studio, Ratbag, in Adelaide, Australia. One former shareholder and employee of Ratbag is also a partner in the company that owns the building we leased to operate this studio. During 2005, we incurred approximately $116,000 in charges from leasing this building. Despite closing this studio, we are required to continue our monthly lease payments related to this non-cancelable lease through April 2010. We have accrued approximately $540,000 related to this lease, the amount of future rent we expect to pay less estimated sublease income, in other accrued liabilities and other noncurrent liabilities at December 31, 2005.
Other Related Party Transactions
      Mr. Ira S. Sheinfeld, a member of our board of directors, is a member of the law firm of Hogan & Hartson L.L.P., which we retain from time to time to provide tax services. Professional costs incurred were $0, $123,000 and $60,000 for 2005, 2004 and 2003, respectively. Amounts owed Hogan & Hartson L.L.P. at December 31, 2005 and 2004 totaled $0 and $8,000, respectively, and are included in other accrued liabilities. We do not plan to retain Hogan & Hartson, L.L.P. in the current year.
      William C. Bartholomay, a member of our board of directors, was President of Near North National Group, insurance brokers, which we retained to provide insurance brokerage services. He is currently Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc., insurance brokers which we retain to provide insurance brokerage services. We have retained these companies or their affiliates as insurance brokers and have paid premiums to obtain insurance placed by these brokers totaling in the aggregate $1,513,000, $2,193,000, and $1,801,000 for 2005, 2004 and 2003, respectively. No amounts were owed to Willis Group Holdings, Ltd. and affiliates or Near North National Group at December 31, 2005 or 2004.
      Sumner M. Redstone, our controlling shareholder, is chairman of the board and chief executive officer of NAI. NAI is the parent company of both Viacom and CBS Corporation (“CBS”), a company spun off from Viacom late in 2005. Mr. Redstone also serves as chairman of the board for both Viacom and CBS. Midway has historically conducted business with Viacom and companies affiliated with Viacom and Mr. Redstone. Mr. Redstone also is a controlling stockholder of Sumco Inc., a corporation to which he transferred approximately 41% of his shares of our common stock in December 2005.

      During 2005, we announced a strategic relationship with MTV Networks, a subsidiary of Viacom, to jointly market three video game titles, and collaborate on soundtrack development for two of these titles. Under the terms of the agreement, MTV has the option to provide us with varying levels of marketing and promotional support for these video games. We may then include various agreed-upon MTV properties and trademarks within the respective video games. Also, we will be required to then pay to MTV varying levels of marketing and production costs based upon the amount of support provided by MTV, as well as royalties from game sales based upon the amount of support provided by MTV and the number of units sold and profitability of the game. L.A. RUSH, released in October 2005 on the PS2 and Xbox, was the first of the three titles to be released under the relationship. Selling and marketing purchases from MTV totaled $4,679,000, $3,836,000 and $1,393,000 in 2005, 2004 and 2003, respectively. No royalties were yet owed to MTV based upon game sales of L.A. RUSH in 2005. At December 31, 2005 and 2004, we had amounts outstanding of $362,000 and $117,000 due to MTV, respectively, included in accounts payable.
      Selling and marketing expenses incurred from advertising purchases with other Viacom affiliates totaled $5,228,000, $3,139,000 and $2,023,000 over the same periods. We also had amounts outstanding of $877,000 and $360,000 due to other Viacom affiliates included in accounts payable at December 31, 2005 and 2004, respectively. Net revenues generated from Viacom affiliates totaled $0, $1,574,000, and $570,000 during 2005, 2004 and 2003. We had amounts of $0 and $555,000 due from Viacom affiliates included in receivables at December 31, 2005 and 2004, respectively.
      In addition, two members of our board of directors also serve as directors for either NAI or companies that NAI controls. Shari E. Redstone (Mr. Redstone’s daughter) currently serves as president and a director of NAI, as well as vice chair of the board for both Viacom and CBS. Mr. Redstone also formed a new holding company late in 2005, Sumco, Inc., which is owned jointly by both NAI and Mr. Redstone. Ms. Redstone also serves as president of Sumco. See “Item 1A. Risk Factors — Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” and “— Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.” Also, Joseph A. Califano, Jr., a member of our board of directors, serves as a director of CBS. Mr. Califano also served as a director of Viacom from 2003 until the split of Viacom and CBS in 2005.

Item 14.	Principal Accountant Fees and Services.
      Ernst & Young LLP served as our independent auditors for fiscal 2005 and 2004. Aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of fiscal years 2005 and 2004 and for other professional services billed in fiscal years 2005 and 2004, were as follows:

	Years Ended
	December 31,

	2005	2004

Audit Fees(1)	$1,212,747	$604,325
Audit-Related Fees(2)	40,710	18,000
Tax Fees	50,000	—
All Other Fees	—	—

Total	$1,303,457	$622,325

(1)	Comprised of the audit of our annual consolidated financial statements, internal control attestation services required in 2005 and 2004 to comply with the requirements of the Sarbanes-Oxley Act, review of financial statements included in our Form 10-Qs and other services provided by the accountant in connection with statutory and regulatory filings.

(2)	Comprised of 401(K) audit procedures and various other services.

Pre-approval Policies and Procedures
      Consistent with the SEC requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent auditor. Under the policy, the Audit Committee, or a designated member thereof, must pre-approve non-audit services prior to the commencement of the specified service. The approval by any member of the Audit Committee must be presented to the full Audit Committee at the next regularly scheduled Audit Committee meeting. Our independent auditors verify to our Audit Committee annually that they have not performed and will not perform any prohibited non-audit services.

Percentage of Services Approved Under S-X Rule 2-01(c)(7)(i)(C)
      None.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (1) Financial Statements. See “Index to Financial Information” on page F-1.
      (2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.
      (3) Exhibits.

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the “S-1 Registration Statement”).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/ A, Amendment No. 1, filed on April 20, 1998.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the “6/10/04 S-3”).
4.1	Third Amended and Restated Rights Agreement dated as of October 14, 2003, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.
10.1	Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated herein by reference to the S-1 Registration Statement.
10.2	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.3	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement.

Exhibit
No.	Description

10.4	Old form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10.5	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10.6	Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro’s Employment Agreement with Midway, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the “1998 10-K”).
10.7	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K.
10.8	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10.9	1999 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10.10	Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.11	Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro’s Employment Agreement with the Registrant, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
10.12	Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro’s Employment Agreement with the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 10-K”).
10.13	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.14	Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro’s Employment Agreement with the Registrant, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.15	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 22, 2001.
10.16	Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.17	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.18	2002 Stock Option Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on December 5, 2001.
10.19	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.
10.20	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10.21	Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the “2002 10-K”).

Exhibit
No.	Description

10.22	Letter Agreement dated as of February 10, 2003 between the Registrant and Mark S. Beaumont regarding Mr. Beaumont’s employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.23	Letter Agreement dated as of February 10, 2003 between the Registrant and David W. Nichols regarding Mr. Nichols’s employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.24	Amendment and Waiver dated as of May 16, 2003, among The Registrant, Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 19, 2003 (the “5/19/03 8-K”).
10.25	Executive Employment Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2003 (the “5/7/03 8-K”).
10.26	Stock Option Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.27	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.28	Restricted Stock Agreement entered into as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.29	Severance Agreement dated as of the 6th day of May, 2003, between the Registrant and Neil D. Nicastro, incorporated herein by reference to the 5/7/03 8-K.
10.30	Securities Purchase Agreement dated as of May 16, 2003 among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.31	Xbox Publisher License Agreement dated October 30, 2000 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-3, as amended, File No. 333-106643, initially filed on June 30, 2003 (the “June 2003 S-3”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.32	Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.33	Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.34	PlayStation 2 CD-ROM/ DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.35	PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.36	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Smithfield Fiduciary LLC, incorporated herein by reference to the 10/15/03 8-K.
10.37	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Portside Growth and Opportunity Fund, incorporated herein by reference to the 10/15/03 8-K.
10.38	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Lighthouse LLC, incorporated herein by reference to the 10/15/03 8-K.

Exhibit
No.	Description

10.39	Registration Rights Agreement dated as of October 14, 2003 between the Registrant and the investors in the Series D stock, incorporated herein by reference to the 10/15/03 8-K.
10.40	Securities Purchase Agreement dates as of October 14, 2003 among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 10/15/03 8-K.
10.41	Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders signatories thereto, and Wells Fargo Foothill, Inc., dated as of March 3, 2004, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”).
10.42	Continuing Guaranty dated as of March 3, 2004, between the Registrant and specified subsidiaries in favor of Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.43	Intercompany Subordination Agreement dated as of March 3, 2004 among the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.44	Form of Pledge Agreement dated as of March 3, 2004, between the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.45	Xbox Live Distribution Amendment to the Xbox Publisher License Agreement entered into as of December 8, 2003 by and among Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.), incorporated herein by reference to the 2003 10-K.
10.46	Settlement Agreement dated August 11, 2003 between WMS and Midway, incorporated herein by reference to the 2003 10-K.
10.47	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10.48	Form of Purchase Agreement between Midway and each investor in the April 2004 shelf offering, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10.49	Form of Restricted Stock Agreement between the Registrant and former employees of Surreal Software, incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-115055, initially filed on April 30, 2004.
10.50	Consent and First Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 5, 2004, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “3/31/04 10-Q”).
10.51	Second Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 14, 2004, incorporated herein by reference to the 3/31/04 10-Q.
10.52	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.53	Settlement Agreement and General Release between the Registrant and Kenneth J. Fedesna, dated as of July 6, 2004, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “6/30/04 10-Q”).
10.54	Letter Agreement dated as of June 29, 2004 between the Registrant and Mr. Nicastro amending the Severance Agreement dated May 6, 2003 between the Registrant and Mr. Nicastro, incorporated herein by reference to the 6/30/04 10-Q.
10.55	Third Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 30, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2004.
10.56	Fourth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 15, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 20, 2004.

Exhibit
No.	Description

10.57	Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/ DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004 (the “9/30/2004 10-Q”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.58	Fifth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 5, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10.59	First Amendment made as of October 18, 2004, to Restricted Stock Agreement entered into as of May 6, 2003 between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10.60	Sixth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10.61	2000 Stock Option/ Stock Issuance Plan for Midway Studios — Austin Inc. and Form of Option Agreement, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10.62	Term Extensions to Xbox Publisher License Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2004.
10.63	Letter Agreement, signed November 19, 2004, between the Registrant and WMS Industries terminating tax agreements, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 22, 2004.
10.64	Form of Restricted Stock Agreement between the Registrant and former employees of Midway Studios — Austin Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-120952, initially filed on December 2, 2004.
10.65	Seventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2004.
10.66	Form of Restricted Stock Agreement between the Registrant and former employees of Inevitable Entertainment, incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-120952, initially filed on December 2, 2004.
10.67	Form of Restricted Stock Agreement between the Registrant and former employees of Paradox Development, incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-121523, initially filed on December 22, 2004.
10.68	Restricted Stock Agreement between the Registrant and Christine Hsu, dated as of November 23, 2004, incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, File No. 333-121523, filed on January 31, 2004.
10.69	2004 Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”).
10.70	Eighth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of December 28, 2004,incorporated herein by reference to the 2004 10-K.
10.71	Ninth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of January 19, 2005, incorporated herein by reference to the 2004 10-K.
10.72	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.
10.73	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.
10.74	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.

Exhibit
No.	Description

10.75	Amendment to the Xboxtm Publisher Licensing Agreement dated as of January 10, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2005 (the “3/31/2005 10-Q”), (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act, as amended).
10.76	Amendment to the Xboxtm Publisher Licensing Agreement dated as of March 1, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc., incorporated herein by reference to the 3/31/2005 10-Q, (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act, as amended).
10.77	Tenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of March 11. 2005, incorporated herein by reference to the 3/31/2005 10-Q.
10.78	Eleventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 26, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 30, 2005 (the “6/30/2005 10-Q”).
10.79	2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 15, 2005 (File No. 333-125830).
10.80	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the 6/30/2005 10-Q.
10.81	Separation Agreement by and between the Registrant and Mark S. Beaumont, dated as of July 28, 2005 and effective as of August 19, 2005, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.
10.82	Twelfth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 4, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2005 (the “9/30/2005 10-Q”).
10.83	Purchase Agreement, dated as of September 13, 2005, among Midway and the Initial Purchasers, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (the “9/19/2005 8-K”).
10.84	Indenture, dated as of September 19, 2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the 9/19/2005 8-K).
10.85	Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/2005 8-K.
10.86	Consent and Thirteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 19, 2005, incorporated herein by reference to the 9/19/2005 8-K.
10.87	Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
10.88	Consent and Fourteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 3, 2005.
10.89	Waiver, Consent and Fifteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 17, 2005.
10.90	Consent and Sixteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 3, 2005.
10.91	Letter Agreement dated as of February 10, 2003 between the Registrant and Miguel Iribarren regarding Mr. Iribarren’s employment by the Registrant.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.

Exhibit
No.	Description

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(This Page has been left blank intentionally.)

MIDWAY GAMES INC.
INDEX TO FINANCIAL INFORMATION

Page No.

Financial Statements and Financial Statement Schedule
Management Annual Report on Internal Control over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2005 and 2004	F-5
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	F-38
Consent and Amendment to Loan and Security Agreement
Waive, Consent and Amendment to Loan and Security Agreement
Consent and Amendment to Loan and Security Agreement
Letter Agreement
Subsidiaries
Consent of Ernst & Young LLP
Certification
Certification
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
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”
      Based on this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective.
      The independent registered public accounting firm that audited the consolidated financial statements included in this report has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Midway Games Inc.
      We have audited the accompanying consolidated balance sheets of Midway Games Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Midway Games Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
Midway Games Inc.
      We have audited management’s assessment, included in the accompanying Management Annual Report on Internal Control over Financial Reporting, that Midway Games Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Midway Games Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Midway Games Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Midway Games Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Games Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Midway Games Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 10, 2006

MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$98,376	$118,313
Receivables, less allowances of $16,130 and $8,836 at 2005 and 2004, respectively	30,835	15,545
Inventories	5,811	6,893
Capitalized product development costs	27,570	27,850
Prepaid expenses and other current assets	16,134	6,749

Total current assets	178,726	175,350
Capitalized product development costs	25	809
Property and equipment, net	19,049	15,470
Goodwill	41,108	39,533
Other assets	9,355	11,155

Total assets	$248,263	$242,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,431	$6,673
Accrued compensation and related benefits	4,060	5,183
Accrued royalties	3,938	3,493
Accrued selling and marketing	4,418	3,525
Current portion of long-term debt	3,333	3,333
Other accrued liabilities	13,824	11,249

Total current liabilities	42,004	33,456
Convertible senior notes	75,000	—
Long-term debt	6,944	10,278
Deferred income taxes	8,086	6,773
Other noncurrent liabilities	784	340
Redeemable convertible preferred stock, Series D, $0.01 par value, 4,750 shares authorized and designated; 0 and 446 shares issued and outstanding at 2005 and 2004, respectively; redeemable at $0 and $4,460 at 2005 and 2004, respectively	—	4,453
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,233,807 and 87,883,494 shares issued at 2005 and 2004, respectively	922	879
Additional paid-in capital	431,273	392,177
Accumulated deficit	(303,099)	(190,612)
Accumulated translation adjustment	(439)	(1,420)
Deferred compensation	(3,610)	(4,379)
Treasury stock, at cost, 1,093,627 and 1,096,646 shares at 2005 and 2004, respectively	(9,602)	(9,628)

Total stockholders’ equity	115,445	187,017

Total liabilities and stockholders’ equity	$248,263	$242,317

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Net revenues	$150,078	$161,595	$92,524
Cost of sales
Product costs and distribution	56,212	62,742	47,206
Royalties and product development	75,852	41,275	66,099

Total cost of sales	132,064	104,017	113,305

Gross profit (loss)	18,014	57,578	(20,781)
Research and development expense	39,693	25,621	22,809
Selling and marketing expense	57,189	41,159	35,044
Administrative expense	18,864	15,949	27,688
Restructuring and other charges	10,784	(106)	9,653

Operating loss	(108,516)	(25,045)	(115,975)
Interest income	2,449	1,267	751
Interest expense	(3,119)	(1,248)	(70)
Other (expense) income, net	(2,040)	6,395	1,331

Loss before income taxes	(111,226)	(18,631)	(113,963)
Provision for income taxes	1,261	1,314	1,264

Net loss	(112,487)	(19,945)	(115,227)
Preferred stock dividends:
Distributed	282	1,884	1,455
Imputed	6	2,915	1,252

Loss applicable to common stock	$(112,775)	$(24,744)	$(117,934)

Basic and diluted loss per share of common stock	$(1.30)	$(0.34)	$(2.43)

Average number of shares outstanding	86,937	72,421	48,486

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Cumulative		Treasury	Total
	Number	Par	Paid-In	Accumulated	Translation	Deferred	Stock At	Stockholders’
	of Shares	Value	Capital	Deficit	Adjustment	Compensation	Cost	Equity

	(In thousands)
Balance at December 31, 2002	49,399	$494	$221,074	$(55,440)	$(436)	$—	$(25,725)	$139,967
Net loss				(115,227)				(115,227)
Translation adjustment					(483)			(483)

Comprehensive loss								(115,710)
Stock option expense			358					358
Sale of common stock	9,318	93	23,364					23,457
Issuance of restricted common stock	125	1	445			(446)		—
Amortization of restricted stock deferred compensation						99		99
Dividend on Series B preferred stock
Distributed			(192)					(192)
Imputed			(554)					(554)
Dividend on Series C preferred stock
Distributed			(833)					(833)
Imputed			(442)					(442)
Proceeds from sale of Series C preferred stock allocated to warrants and options to purchase			2,178					2,178
Dividend on Series D preferred stock
Distributed			(430)					(430)
Imputed			(256)					(256)
Exchange of Series C warrants and options to purchase for Series D warrants and options to purchase			251					251

Balance at December 31, 2003	58,842	588	244,963	(170,667)	(919)	(347)	(25,725)	47,893
Net loss				(19,945)				(19,945)
Translation adjustment					(501)			(501)

Comprehensive loss								(20,446)
Stock option expense			410					410
Sale of common stock	11,350	114	78,185					78,299
Exercise of common stock options	4,229	42	24,132				134	24,308
Exercise of common stock warrants	1,141	11	4,267					4,278
Issuance of stock for acquisitions	540	5	5,199				4,845	10,049
Conversion of Series D preferred stock	11,644	117	43,587					43,704
Issuance of restricted common stock	137	2	1,720			(5,363)	3,641	—
Amortization of restricted stock deferred compensation						1,331		1,331
Treasury shares issued pursuant to payment of retirement benefits			(5,487)				7,477	1,990
Dividend on Series D preferred stock
Distributed			(1,884)					(1,884)
Imputed			(2,915)					(2,915)

Balance at December 31, 2004	87,883	879	392,177	(190,612)	(1,420)	(4,379)	(9,628)	187,017
Net loss				(112,487)				(112,487)
Translation adjustment					981			981

Comprehensive loss								(111,506)
Exercise of common stock options	2,465	25	24,401				92	24,518
Exercise of common stock warrants	124	1	1,311					1,312
Issuance of stock for acquisitions	493	5	6,557					6,562
Conversion of Series D preferred stock	1,121	11	4,587					4,598
Issuance of restricted common stock	150	1	2,561			(2,562)		—
Forfeiture of restricted common stock	(2)		(33)			99	(66)	—
Amortization of restricted stock deferred compensation						3,232		3,232
Dividend on Series D preferred stock
Distributed			(282)					(282)
Imputed			(6)					(6)

Balance at December 31, 2005	92,234	$922	$431,273	$(303,099)	$(439)	$(3,610)	$(9,602)	$115,445

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES
Net loss	$(112,487)	$(19,945)	$(115,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,200	5,892	7,872
Receivables provision	27,342	16,456	16,114
Amortization of capitalized product development costs, including writedowns	70,106	31,305	60,558
Deferred income taxes	1,313	1,314	1,314
Stock-based compensation expense	3,232	1,741	457
Loss on disposal of property and equipment	69	61	298
Loss on impairment of assets	5,416	—	—
Gain from settlement of due to former parent (WMS Industries Inc.)	—	(4,987)	—
Changes in operating assets and liabilities:
Receivables	(42,090)	(15,907)	21,697
Inventories	957	(3,222)	5,956
Capitalized product development costs	(69,042)	(48,672)	(43,089)
Prepaid expenses and other current assets	(4,265)	(1,688)	(234)
Accounts payable and accruals	6,623	2,932	(15,150)
Other assets and liabilities	5,249	(11,362)	11,066

Net cash used in operating activities	(100,377)	(46,082)	(48,368)
INVESTING ACTIVITIES
Purchases of property and equipment	(6,430)	(4,161)	(2,068)
Direct costs of acquisitions, net of cash acquired	(919)	76	—

Net cash used in investing activities	(7,349)	(4,085)	(2,068)
FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	75,000	—	—
Proceeds from long-term debt	—	15,000	—
Payment of debt issuance costs	(2,682)	(789)	—
Payment of long-term debt	(3,333)	(1,389)	—
Payment on capital lease obligation	(800)	—	—
Net proceeds from sale of common stock	—	78,299	23,457
Cash received on exercise of common stock options	19,417	24,128	—
Cash received on exercise of common stock warrants	1,312	4,278	—
Net proceeds from sale of Series D preferred stock	—	12,422	—
Cash dividend on preferred stock	(210)	(1,658)	(1,087)
Remittance of withholding taxes in lieu of stock issuance	—	(3,924)	—
Net proceeds from sale of Series C preferred stock and warrants	—	—	34,050
Exchange of Series C for Series D preferred stock and warrants	—	—	(163)
Redemption of Series B preferred stock	—	—	(13,125)

Net cash provided by financing activities	88,704	126,367	43,132

Effect of exchange rate changes on cash	(915)	431	3

(Decrease) increase in cash and cash equivalents	(19,937)	76,631	(7,301)
Cash and cash equivalents at beginning of period	118,313	41,682	48,983

Cash and cash equivalents at end of period	$98,376	$118,313	$41,682

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,257	$856	$65
See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
      We develop and publish interactive entertainment software (the “Video Game Business”). Video games for play on home consoles, handheld devices, and personal computers are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for personal computers and the major video game platforms, including Sony’s PlayStation 2 and PlayStation Portable, Microsoft’s Xbox, and Nintendo’s GameCube and Game Boy Advance.
Consolidation Policy
      The consolidated financial statements include the accounts of Midway Games Inc. and its wholly-owned subsidiaries (together referred to as “we,” “us,” “our,” “Midway” or the “Company”). All significant intercompany accounts and transactions have been eliminated.
Segment Reporting
      We have one operating segment, the Video Game Business, per the definitions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. To date, management has not considered discrete geographical or other information to be relevant for purposes of making decisions about allocations of resources. For information about geographic areas and major customers, see “Concentration of Risk” below.
Cash Equivalents
      Cash equivalents include all highly liquid investments with maturities of three months or less when purchased.
Receivable Allowances
      Receivables are stated net of allowances for price protection, returns, discounts and doubtful accounts.
      We grant price protection or discounts to, and sometimes allow product returns from, our customers under certain conditions. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. The provision related to this allowance is reported in net revenues. Price protection means credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted and (k) other relevant factors. Sell-through refers to consumer purchases of our product at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges.
      We evaluate the collectibility of our trade receivables and establish an allowance for doubtful accounts based on a combination of factors. The provision related to this allowance is reported in administrative expense. We analyze significant customer accounts and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Additionally, we may record allowances for doubtful accounts related to customers based on length of time the receivable balance is outstanding, financial health of the customer and historical experience. Once an allowance is established, if repeated efforts to collect from the customer have failed and collection is deemed unlikely, we may write off the customer’s account as uncollectible. In addition, we may suspend shipment to customers deemed to be high credit risk or require cash in advance for shipments. This analysis requires management to make estimates of collectibility which may differ from actual collections. If circumstances related to our customers change, the amount and timing of bad debt expense for any period may be impacted.
Inventories
      Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market and consist of finished goods.
Capitalized Product Development Costs
      Our capitalized product development costs consist of software development costs for video games that will be sold. We account for software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us.
      We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized software development costs are amortized to expense based on the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales on the royalties and product development line item. In accordance with SFAS No. 86, included in the amortization amounts are writedowns of capitalized costs associated with video games for which the estimated future net realizable value of products were less than their corresponding capitalized product development costs. See Note 4 for further details regarding capitalized product development costs.
      Management judgments and estimates are used in the assessment of when technological feasibility is established and in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in different reported amounts of capitalized product development costs, research and development expense or cost of sales. If a revised game sales forecast is less than management’s current game sales forecast, or if actual game sales are less than management’s forecast, it is possible we could accelerate the amortization of software development costs previously capitalized.
Property and Equipment
      Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives ranging from three to eight years for furniture, fixtures, equipment and software; the lesser of the lease term or ten years for leasehold improvements; 15 years for land improvements; 25 years for buildings and the lesser of the remaining useful life of the related building or ten years for building improvements.

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
Goodwill
      Goodwill represents the excess purchase price over the fair market value of net identifiable assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not recognize amortization expense on goodwill but conduct an ongoing impairment review of the asset. We use October 1 as the date of our annual review of impairment of goodwill. During 2005, 2004 and 2003, we completed this annual review and determined there was no impairment. However, all goodwill recorded with the acquisition of our development studio in Adelaide, Australia was written off as a result of our December 2005 restructuring plan that included the closing of this studio. See Note 2 for further details of this acquisition and Note 13 for details of the restructuring plan and the impact on our operating results.
Intangible Assets
      Intangible assets consist of non-compete agreements executed with employees in conjunction with the business acquisitions discussed in Note 2 and are included with other assets (noncurrent) in the consolidated balance sheets. The gross amount of non-compete agreements totaled $830,000 at both December 31, 2005 and 2004. Accumulated amortization of these non-compete agreements totaled $375,000 and $116,000 at December 31, 2005 and 2004, respectively. These intangible assets are being amortized by the straight-line method over their contractual lives, typically two to three years. Amortization of these intangible assets totaled $304,000, $116,000 and $0 during 2005, 2004 and 2003, respectively. We wrote off the remaining unamortized balance and accumulated amortization of the non-compete agreements recorded upon the acquisition of our development studio in Adelaide, Australia as a result of the December 2005 restructuring plan. See Note 2 for further details of this acquisition and Note 13 for details of the restructuring plan and the impact on our operating results.
Stock-Based Compensation
      We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We recognized compensation expense related to awards of restricted common stock and common stock rights granted to employees over the awards’ vesting period on a straight-line basis. We recognize compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant on a straight-line basis over the vesting period. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of our common stock at the date of grant. We have reflected the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB No. 123, through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

      The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Reported loss applicable to common stock	$(112,775)	$(24,744)	$(117,934)
Deduct stock-based compensation expense(a)	3,232	1,741	457
Add stock-based compensation expense determined under the fair value based method for all awards(a)	(7,097)	(9,234)	(15,227)

Pro forma net loss applicable to common stock	$(116,640)	$(32,237)	$(132,704)

Basic and diluted loss per share:
As reported	$(1.30)	$(0.34)	$(2.43)
Pro forma	$(1.34)	$(0.45)	$(2.74)

(a)	These amounts reflect no income tax effect. See Note 9 for details about our income taxes.
      Our accounting for stock-based awards will be impacted in 2006 by a recently issued accounting pronouncement, SFAS No. 123R (revised 2004), Share-Based Payment. See “Recently Issued Accounting Pronouncement” below for further details. Also, refer to Note 12 for further information regarding our stock-based compensation plans.
Revenue Recognition
      We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed or determinable and collectibility of the customer receivable is probable. We do not provide any significant customization of software or postcontract customer support. If consumer demand for a product falls below expectations, we may grant price protection to increase future sell through or accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts. This allowance is based upon management’s evaluation of historical experience as well as current industry trends.
      Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and we fulfill our obligations, if any, under the agreement. Unit royalties on sales that exceed the guarantee are recognized as revenues as earned. License and royalty revenues were $6,145,000, $3,588,000, and $1,051,000 during 2005, 2004 and 2003, respectively.
Distribution Costs
      Distribution costs, including shipping and handling costs of video games sold to customers, are included in cost of sales.
Advertising Expense
      The cost of advertising is charged to selling and marketing expense as incurred, except for costs associated with advertising campaigns which are deferred and charged to expense upon the first use of the advertising campaign. Advertising expenses for 2005, 2004 and 2003 were $41,235,000, $28,268,000, and $21,477,000, respectively. The total amount of advertising costs reported as assets at December 31, 2005 and 2004 were $1,496,000 and $1,347,000, respectively, and are included with prepaid expenses and other current assets in the consolidated balance sheets. We also share portions of certain customers’ advertising expenses through co-op advertising arrangements. Cooperative advertising allowances provided to customers are recognized as a reduction of revenues, except for cooperative advertising that provides a separate identifiable benefit and the benefit’s fair value can be established, in which case the cooperative advertising is recognized as selling and marketing expense.
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
Foreign Currencies
      The local currency is the functional currency for our foreign operations. Assets and liabilities of our foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected as a foreign currency translation adjustment in stockholders’ equity.
      Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. We classify foreign currency transaction gains and losses in other income and expenses, net in the consolidated statements of operations. Net foreign currency transaction (losses) gains were ($2,133,000), $1,215,000 and $1,131,000 for 2005, 2004 and 2003, respectively.
Comprehensive Loss
      SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss is disclosed on the consolidated statements of changes in stockholders’ equity. Foreign currency translation adjustments have been the only component of comprehensive loss. Accordingly, accumulated other comprehensive loss is equal to the accumulated translation adjustment of $439,000 and $1,420,000 at December 31, 2005 and 2004, respectively.
Loss per Common Share
      The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding on each of the following dates (in thousands):

	December 31,

Type	2005	2004	2003

Stock options	4,877	7,583	11,230
Warrants	555	679	2,870
Contingent shares	1,578	1,185	1,332
Redeemable convertible preferred stock, Series D	—	1,115	9,589
Convertible senior notes	4,224	—	—

Total	11,234	10,562	25,021

      At December 31, 2005, contingent shares represent those shares of our common stock granted to individuals which have restrictions placed as to transferability that will lapse over a defined period as set at the date of grant. The following table discloses the vesting of contingent shares remaining as of December 31, 2005:

Vesting	Number
Period	of Shares

2006	460
2007	372
2008	746

Total	1,578

      The calculation of diluted loss per share of common stock for 2005, 2004 and 2003 did not include the effect of stock options, warrants, contingent shares, redeemable convertible preferred stock or convertible senior notes because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the reported periods was used in their respective calculations of basic and diluted loss per share of common stock.
Registration Rights
      We have issued financial instruments that are convertible into or exchangeable for our common stock. In some cases, in conjunction with the issuance of these financial instruments, we issued rights that under certain circumstances provide that we will register the underlying common stock shares with the Securities and Exchange Commission so that such common stock shares may be resold by the holders (“registration rights”). For purposes of determining the accounting treatment for the financial instruments and any related registration rights, we assess whether the financial instrument and related registration rights represent one combined instrument or whether the financial instrument and related registration rights represent separate instruments. This determination is based on whether the financial instrument may be transferred without the registration rights. Specifically, if the financial instrument may be transferred without the registration rights, then the financial instrument and registration rights are accounted for as two separate instruments. If the registration rights are attached to the financial instrument such that they are automatically transferred along with transfer of the financial instrument, then both the registration rights and related financial instrument are accounted for as one combined instrument.
      As of December 31, 2005, we had the following two convertible instruments outstanding:

•	$75,000,000 of convertible senior notes that are convertible into common stock at a current conversion rate of 56.3253 shares per $1,000 principal amount of the notes; and

•	Warrants to purchase 555,161 shares of our common stock at an exercise price of $9.33 per share.
      The registration rights associated with both the convertible senior notes and the 555,161 common stock warrants automatically transfer with these instruments, and accordingly, these instruments and the related registration rights are accounted for as one combined instrument.
Concentration of Risk
      Financial instruments that potentially subject us to concentrations of credit and market risk consist primarily of cash and cash equivalents and trade accounts receivable from the sale of games. We place our cash and cash equivalents only in high credit quality securities and limit the amounts invested in any one security.

      The following table discloses information about geographic areas and major customers for the respective reporting periods (in thousands):

	Years Ended December 31,

	2005	2004	2003

Geographic areas
Net revenues outside of United States	$40,085	$38,265	$26,471
Major customers
Home video net revenues from largest customer	$27,706	$25,883	$10,865
Home video net revenues from second largest customer	$20,716	$16,939	$8,537
      Net assets located outside of the United States, after elimination of intercompany accounts and excluding goodwill, totaled $7,464,000 and $9,808,000 as of December 31, 2005 and 2004, respectively.
      Receivables from customers representing 10% or more of our gross receivables balance totaled $28,466,000 (four customers) and $6,055,000 (two customers) at December 31, 2005 and 2004, respectively. Such amounts are prior to applying any allowances for doubtful accounts, price protection, returns or discounts.
      Historically, a limited number of products have generated a disproportionately large amount of our net revenues. In 2005, 2004 and 2003, our Mortal Kombat video games accounted for 18.9%, 41.3% and 37.7% of our net revenues, respectively.
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
Fair Value of Financial Instruments
      The carrying amount of our financial instruments approximates their fair values.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
      Certain amounts reported in the previous periods have been reclassified to conform to the 2005 presentation.
Recently Issued Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. We were required to adopt the provisions of SFAS No. 123R on January 1, 2006. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued.

Prior to January 1, 2006, we disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amount in a note to the consolidated financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure will no longer be an alternative. The table above, under caption “Stock-Based Compensation”, reflects the estimated impact that such a change in accounting treatment would have had if it had been in effect during 2005, 2004 and 2003. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. Also, under the provisions of SFAS No. 123R, any unearned or deferred compensation related to awards granted prior to the adoption of SFAS No. 123R must be eliminated against the appropriate equity accounts. Therefore, we eliminated our remaining deferred compensation balance at January 1, 2006 against additional paid-in capital upon adoption. On January 1, 2006, we adopted the modified prospective application method allowed under SFAS No. 123R and estimate an additional charge to pre-tax expense of approximately $2,700,000 in 2006 relating to currently outstanding stock options. The actual impact will depend upon additional option activity in 2006.

NOTE 2:	ACQUISITIONS
Ratbag
      On August 4, 2005, we acquired privately-held Ratbag Holdings Pty Ltd. and its subsidiary companies (“Ratbag”). Ratbag was a software developer located in Adelaide, Australia. Prior to the acquisition, Ratbag was working with us on an unannounced Midway title. We acquired all of the outstanding equity interests of Ratbag in exchange for 418,570 shares of our common stock having a value of approximately $5,500,000, and $1,000 in cash. The ability to transfer certain of these shares is restricted until specified dates are reached through August 4, 2008. In addition, up to 38,052 of these shares may have been forfeited if the former chief executive officer of Ratbag, who acted as “Studio Head”, voluntarily terminated his employment with us or his employment was terminated by us for cause prior to the expiration of three years from the acquisition date. The Studio Head was also a shareholder of Ratbag prior to the acquisition and the 38,052 shares represent a portion of the shares issued to him in conjunction with the acquisition.
      In addition to shares issued for the acquisition of Ratbag, rights to acquire a total of 38,050 shares of our common stock with a value of approximately $500,000 were issued on August 4, 2005 as retention incentives to 10 key Ratbag employees who continued as our employees after the acquisition. The rights become exercisable for no consideration as follows: 12,683 shares on August 4, 2006; 12,683 shares on August 4, 2007; and the remaining 12,684 shares on August 4, 2008.
      The purchase price allocation, including $626,000 of direct costs associated with the acquisition, is as follows:

Net tangible assets, including software	$430,000
Non-compete agreements	330,000
Goodwill	4,867,000

Total	$5,627,000

      The 38,052 shares issued to the Studio Head, with a value of approximately $500,000, are not included in the purchase price since these shares were determined to be compensation for future service.
      Goodwill, non-compete agreements and certain software recorded in connection with the acquisition are deductible for income tax purposes.
      The operations of Ratbag are included in our statement of operations from the acquisition date of August 4, 2005 through December 31, 2005. Pro forma consolidated statements of operations related to the acquisition are not shown since they would not differ materially from reported results.

      Pursuant to our December 2005 workforce reduction and consolidation plan, we subsequently closed our Ratbag development studio and terminated all of the Ratbag employees. The closing of Ratbag did not result in the forfeiture of shares or rights to acquire shares issued to the former shareholders and key employees as purchase price consideration and employment incentives. Also, the restrictions on the ability to transfer these shares or exercise the rights to acquire shares were not affected by the closing of Ratbag. See Note 13 for further details of the plan and the impact on our operating results.
Pitbull
      On October 3, 2005, we acquired privately-held The Pitbull Syndicate Limited (“Pitbull”). Pitbull is a software developer located in Newcastle, United Kingdom that we anticipate will augment our internal product development team and help us to create high quality games. Prior to the acquisition, Pitbull was working with us on the development of L.A. RUSH, a video game we released in October 2005. We acquired all of the outstanding equity interests of Pitbull in exchange for 199,385 shares of our common stock having a value of approximately $2,775,000 and $1,000 in cash. Certain of the Pitbull selling shareholders were also employees of Pitbull and became our employees after the acquisition (“Pitbull Shareholder Employees”). Of the 199,385 common stock shares, 112,288 of these shares with a value of approximately $1,563,000 are transferable immediately and were accounted for as purchase price consideration. The remaining 87,097 of these shares with a value of approximately $1,212,000 were accounted for as retention incentives and are subject to forfeiture by any Pitbull Shareholder Employee that terminates his employment with us, or we terminate his employment for cause, before the restrictions on those shares lapse.
      In addition to shares issued for the acquisition of Pitbull, a total of 25,146 restricted shares of our common stock with a value of approximately $350,000 were issued on October 3, 2005 as retention incentives to 11 other key Pitbull employees who continued as our employees after the acquisition. These shares have restrictions on sale that lapse as to 10,780 shares on October 3, 2006; 7,183 shares on October 3, 2007; and the remaining 7,183 shares on October 3, 2008. These shares are also subject to forfeiture by any employee that terminates his employment with us, or we terminate his employment for cause, before the restrictions on those shares lapse. These shares were issued to the employees without consideration. The value of these restricted shares will be amortized and recognized as compensation expense on a straight-line basis over the three-year period in which the restrictions lapse.
      The preliminary purchase price allocation, including $523,000 of direct costs associated with the acquisition, is as follows:

Net tangible assets, including software	$446,000
Goodwill	1,641,000

Total	$2,087,000

      This purchase price allocation is subject to adjustment, based on the final results of a third party valuation.
      Goodwill and certain software recorded in connection with the acquisition are not deductible for income tax purposes.
      The operations of Pitbull are included in our statement of operations from the acquisition date of October 3, 2005 through December 31, 2005. Pro forma consolidated statements of operations related to the acquisition are not shown since they would not differ materially from reported results.
2004 Acquisitions
      During 2004, we also acquired three privately-held software developers in all-stock transactions valued at a total of $10,356,000. Purchase accounting allocations for two of these acquired companies, Inevitable

Entertainment Inc. (“Inevitable”) and CWS Entertainment Ltd. (d/b/a “Paradox”), were finalized in 2005. The preliminary and final purchase price allocations for these two companies were as follows:

Inevitable

	Preliminary	Final

Net tangible assets, including software	$1,259,000	$1,259,000
Non-compete agreements	100,000	100,000
Goodwill	1,216,000	1,192,000

Total	$2,575,000	$2,551,000

Paradox

	Preliminary	Final

Net tangible assets, including software	$927,000	$966,000
Non-compete agreements	400,000	400,000
Goodwill	2,267,000	2,255,000

Total	$3,594,000	$3,621,000

Summary of Restricted Stock Issued
      The following table summarizes the value and the number of common stock shares, or rights to acquire common stock shares, issued in conjunction with each 2005 acquisition:

	Purchase Price Consideration		Retention Incentives

	Number of	Fair Value on	Number of	Fair Value on
	Shares	Date of Issuance	Shares	Date of Issuance

Ratbag	380,518	$5,000,000	76,102	$1,000,000
Pitbull	112,288	1,563,000	112,243	1,562,000

Total	492,806	$6,563,000	188,345	$2,562,000

      The restrictions on transferability lapse as follows:

	Purchase Price
	Consideration		Retention Incentives

	Ratbag	Pitbull	Ratbag	Pitbull

2005	228,311	112,288	—	—
2006	63,420	—	25,367	44,278
2007	44,394	—	25,367	33,983
2008	44,393	—	25,368	33,982

Total	380,518	112,288	76,102	112,243

      The value of the common stock shares issued as purchase price consideration was accounted for as a component of the purchase price under the provisions of SFAS No. 141, Business Combinations. The value of the common stock shares issued as retention incentives is being accounted for as employee compensation and, excluding the impact of the subsequent closing of Ratbag, the expense related to these amounts is recognized on a straight-line basis in accordance with the vesting schedule applicable to the restricted common stock shares associated with each respective acquisition. At the date of each respective acquisition, the value of the restricted common stock shares issued as retention incentives was recorded as deferred compensation in stockholders’ equity. During 2005, amortization of the deferred compensation related to the retention incentives described above totaled $265,000, excluding the impact of closing our Ratbag studio. Upon implementation of our plan to close Ratbag, we recognized all remaining unamortized deferred compensation related to the Ratbag acquisition as we would no longer be receiving benefit from the awards of rights to acquire shares issued to the respective employees as retention incentives. The amount of additional amortization of deferred compensation recognized in 2005 as a result of closing Ratbag totaled $889,000 and is included in restructuring and other charges within our operating loss. However, there is no adjustment to the restrictions on transferability for the shares issued as purchase price consideration and the shares issued as retention incentives as a result of closing Ratbag.

NOTE 3:	NEW CONSOLIDATED SUBSIDIARIES
      During January 2005, we formed a new wholly-owned subsidiary, Midway Games GmbH (“MGG”), for the purpose of selling and marketing our products in Germany, Austria and Switzerland. MGG is located in Munich, Germany. Its assets, liabilities and results of operations are included in the consolidated balance sheet and statements of operations and cash flows as of and for the year ended December 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation. See Note 16 for details of activity between Midway and a distribution company that two members of MGG’s management own and operate.
      During November 2005, we also formed a new wholly-owned subsidiary, Midway Games SAS (“SAS”), for the purpose of further improving the sale, distribution and marketing of our products in France. SAS is located in Paris, France. Its assets, liabilities and results of operations are included in the consolidated balance sheet and statements of operations and cash flows as of and for the year ended December 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4:	CAPITALIZED PRODUCT DEVELOPMENT COSTS
      The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Years Ended December 31,

	2005	2004	2003

Beginning balance	$28,659	$11,292	$28,761
Additions	69,042	48,672	43,089
Amortization, including writedowns	(67,474)	(31,305)	(56,883)
Restructuring charges	(2,632)	—	(3,675)

Ending balance	$27,595	$28,659	$11,292

      During 2003 and 2005, we recorded certain impairment charges for capitalized product development costs in the restructuring and other charges line item of our consolidated statements of operations. See Note 13 for details regarding restructuring and other charges.

NOTE 5:	PROPERTY AND EQUIPMENT
      Property and equipment, net of accumulated depreciation and amortization, were (in thousands):

	December 31,

	2005	2004

Land, land improvements, buildings and building improvements	$6,001	$4,261
Leasehold improvements	6,331	5,950
Furniture, fixtures, equipment and software	44,311	42,682
Construction-in-progress	946	1,814

	57,589	54,707
Less accumulated depreciation and amortization	(38,540)	(39,237)

Property and equipment, net	$19,049	$15,470

      Depreciation and amortization expense related to property and equipment was $6,896,000, $5,776,000 and $7,872,000 for 2005, 2004 and 2003, respectively.

NOTE 6:	OTHER ACCRUED CURRENT LIABILITIES
      Other accrued current liabilities were (in thousands):

	December 31,

	2005	2004

Product development advance	$5,351	$5,351
Current portion of capital lease obligation	1,621	—
Accrued restructuring costs	890	560
Other accrued liabilities	5,962	5,338

Other accrued current liabilities	$13,824	$11,249

NOTE 7:	CAPITAL LEASE
      During January 2005, we entered into a capital lease for the acquisition of software to be used in the development of our video games. The current and long-term portions of the capital lease obligation are reflected in other accrued liabilities and other noncurrent liabilities. The original cost of the software capitalized related to this lease is $3,808,000 and is reflected in property and equipment on the consolidated balance sheet, net of amortization of $464,000 for the year ended December 31, 2005. Of this capitalized software, $1,000,000 was paid during 2004 and was reflected in other assets, noncurrent at December 31, 2004. This capital lease has future minimum commitments due beyond December 31, 2005 as follows (in thousands):

2006	$1,700
2007	400

Total capital lease obligation	2,100
Less: Imputed interest	(92)

Present value of capital lease obligation	2,008
Current capital lease obligation	(1,621)

Long-term capital lease obligation	$387

NOTE 8:	CREDIT FACILITY
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
      The term loan has a five year term and is to be repaid in equal monthly installments from August 2004 to February 2009. The term loan bears interest at our election of either the bank’s base rate (7.25% at December 31, 2005) or the LIBOR rate (4.54% at December 31, 2005) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, as defined, but in no event greater than the bank’s base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. At December 31, 2005 and 2004, the interest rate on the term loan was 7.25% and 5.25% and the remaining outstanding balance was $10,277,000 and $13,611,000, respectively.
      Availability under the revolving line of credit up to $15,000,000 is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. The revolving line of credit has a five year term and bears interest at our election of either the bank’s base rate

(7.25% at December 31, 2005) or the LIBOR rate (4.54% at December 31, 2005) plus 2.75%, but in no event less than 4.0%. The interest rates under the revolving line of credit are adjusted annually based on our operating results under the test set forth in the Credit Facility, but in no event greater than the bank’s base rate plus 1.0% or the LIBOR rate plus 3.75%, as applicable. We have not borrowed any amounts under the revolving line of credit since the inception of the Credit Facility.
      In addition, the Credit Facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. We had one $31,000 letter of credit outstanding at December 31, 2005. In January 2006, an additional $1,000,000 letter of credit was issued to collateralize a new lease we entered into for one of our development studios. This letter of credit will further reduce our borrowing availability under the revolving line of credit. A fee of 0.5% per annum multiplied by the unused portion of the revolving line of credit is due and payable on a monthly basis.
      Debt issuance costs incurred in 2004 upon inception of the Credit Facility totaling $789,000 were capitalized and are being amortized by applying the effective interest method over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the consolidated statement of operations.
      Substantially all of our assets are pledged as collateral under the Credit Facility. The Credit Facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit. The Credit Facility also restricts our ability to make payments, including dividends and other distributions on our capital stock (except in shares of common stock and the scheduled quarterly dividends on our Series D preferred stock), restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the Credit Facility restricts our ability to repurchase or redeem any shares of our capital stock. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $450,000.

NOTE 9:	INCOME TAXES
      For 2005, 2004 and 2003, we recorded a valuation allowance against our deferred tax asset. The valuation allowance decreases the deferred tax assets to $0, the amount reasonably expected to be used. The applicable accounting guidance limits the amount expected to be used to sources of future taxable income that are more likely than not to be generated within the carryforward period. Deferred tax liabilities related to goodwill are not offset against deferred tax assets since it is uncertain as to if and when amounts attributable to goodwill will be recognized as expenses in the income statement. We will be required to provide additional valuation allowance in future periods should tax losses occur. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, expense will be recognized. The valuation allowance increased $52,856,000, $18,910,000 and $43,472,000 in 2005, 2004 and 2003, respectively. The valuation allowance may be reversed into income in future periods if and when we return to profitability.

      Significant components of the provision for income tax for 2005, 2004 and 2003, were (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current:
Federal	$(52)	$—	$—
State	—	—	(27)
Foreign	—	—	(23)

Total current	(52)	—	(50)
Deferred:
Federal	(39,821)	(7,605)	(38,260)
State	(2,519)	(480)	(2,416)
Foreign	(717)	(448)	(1,482)

Total deferred	(43,057)	(8,533)	(42,158)
Valuation allowance	44,370	9,847	43,472

Provision for income taxes	$1,261	$1,314	$1,264

      Consolidated loss before income taxes includes loss from foreign operations of $15,768,000, $1,526,000 and $391,000, for 2005, 2004 and 2003, respectively.
      The income tax provision differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended December 31,

	2005	2004	2003

Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.2)%	(2.2)%	(2.2)%
Valuation allowance	39.9%	52.8%	38.1%
WMS settlement (See Note 16)	—	(10.0)%	—
Other, net	(1.6)%	1.4%	0.2%

	1.1%	7.0%	1.1%

      Current income tax payable by jurisdiction was (in thousands):

	December 31,

	2005	2004

Federal	$—	$4
State	—	25
Foreign	—	—

Total payable	$—	$29

      Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

      Significant components of our deferred tax assets and liabilities at December 31, 2005 and 2004 were (in thousands):

	December 31,

	2005	2004

Deferred tax assets resulting from:
Tax loss carryforward	$164,750	$114,549
Accrued items not currently deductible	4,613	3,129
Receivable allowance	3,915	1,704
Other	25	—

Gross deferred tax assets	173,303	119,382

Deferred tax liabilities resulting from:
Tax over book depreciation	2,193	680
Goodwill	8,086	6,773
Capitalized product development costs	10,268	10,664
Other	220	272

Gross deferred tax liabilities	20,767	18,389

Valuation allowance	(160,622)	(107,766)

Net deferred tax liabilities	$(8,086)	$(6,773)

      During 2005 and 2004, Midway paid no income taxes. During 2003, $68,000 of foreign income taxes were paid, which were then subsequently refunded in 2004. During 2005, we received federal tax refunds of $133,000. During 2003, we received state tax refunds of $31,000. At December 31, 2005, we had a net operating loss carryforward of $435,535,000 for federal income tax purposes which expires from 2019 to 2025, and aggregate net operating loss carryforwards of $126,071,000 for state income tax purposes which expire from 2010 to 2022. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code of 1986, as amended, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. Deferred tax assets (liabilities), prior to affecting these amounts for the valuation allowance, includes net amounts of ($449,000) and ($1,338,000) at December 31, 2005 and 2004, respectively, related to net operating losses and deferred tax liabilities that transferred to us in conjunction with the business combinations consummated in 2005 and 2004. If and when we realize the benefit of these net operating losses included in the deferred tax asset, this benefit will be recorded as a decrease to goodwill. If and when we realize the expense of these acquired deferred tax liabilities, this expense will be recorded as an increase to goodwill. In 2005 we realized $81,000 benefit related to a net operating loss from a 2004 acquisition and recorded this amount as a decrease to goodwill.

NOTE 10:	CONVERTIBLE SENIOR NOTES
      In September 2005, we issued $75,000,000 of convertible senior notes (“notes”) due September 30, 2025. The notes are senior unsecured obligations and are subordinate to all secured debt obligations. The notes bear interest at 6.00% per annum and are payable semi-annually on March 30 and September 30 of each year, beginning March 30, 2006. We accrued $1,275,000 of interest expense related to the notes during the year ended December 31, 2005.
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

•	On April 30, 2007, or in some circumstances, September 30, 2007, if the daily volume weighted average price of our common stock for the period that is 20 consecutive trading days prior to April 30, 2007, or in some circumstances, September 30, 2007, is less than $16.14, as adjusted for capital changes. In this event, the conversion rate will increase at varying amounts. However, after adjustment, the conversion rate cannot exceed 100 shares per $1,000 principal amount of the notes.

•	We effect certain business combinations, asset sales or changes in ownership where the consideration paid to the common stockholders includes securities (or other property) that are neither traded on a U.S. national securities exchange nor quoted on the Nasdaq National Market nor scheduled to be so traded or quoted immediately after such transaction. In these events, the conversion rate will increase at varying amounts with a maximum increase of 5.63 shares per $1,000 principal amount of the notes.

•	Issuance of additional rights to holders of our common stock, such as stock splits, declaration of dividends and certain other distributions and capital changes.

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
      The terms of these convertible senior notes do not prohibit our ability to declare or pay dividends on our common stock, but the payment of dividends may result in an adjustment to the conversion rate of the convertible senior notes as described above. Also, the holders of the convertible senior notes are not entitled to voting rights until they elect to convert their notes into shares of our common stock.
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
      Total costs related to the issuance of the notes incurred in 2005 of $2,682,000 were capitalized and are being amortized by applying the effective interest method over the period from the issuance date to April 30, 2009, the date at which the holders may first require us to repurchase the notes. Amortization related to these costs totaled $208,000 in 2005 and is included in interest expense in the consolidated statement of operations.

NOTE 11:	PREFERRED STOCK AND WARRANTS
      We have 5,000,000 authorized shares of preferred stock issuable in series, and the relative rights and preferences and number of shares in each series are to be established by the board of directors at the time of designation of each series.

Series B Redeemable Convertible Preferred Stock and Warrants
      During May 2001, we sold 4,200 shares of Series B redeemable convertible preferred stock (“Series B preferred stock”) and warrants to purchase 1,050,000 shares of our common stock for $42,000,000 in a private placement resulting in proceeds of $39,400,000, net of cash issuance costs. The terms of the Series B preferred stock also included an option to acquire 1,312.5 additional shares of Series B preferred stock at $10,000 per share. In August 2001, the option to purchase additional shares of Series B preferred stock was exercised by all of the investors, and we received proceeds of $12,425,000, net of cash issuance costs. Warrants to purchase our common stock were also issued to the private placement agent as partial compensation.
      The warrants issued to the purchasers of Series B preferred stock in May 2001 had three-year terms and could have been used to purchase 1,050,000 shares of our common stock at an exercise price of $9.33 per share. All of these warrants expired unexercised. The warrants issued in 2001 to the private placement agent had five-year terms and could be used to purchase 555,161 shares of our common stock at an exercise price of $9.33 per share, and 123,821 shares of our common stock at an exercise price of $10.60 per share. In November 2005, the 123,821 private placement agent warrants with an exercise price of $10.60 per share were exercised, resulting in net proceeds of $1,312,000. All 555,161 of the private placement agent warrants with an exercise price of $9.33 per share remained unexercised at December 31, 2005. These warrants expire in May 2006.
Series C and Series D Redeemable Convertible Preferred Stock and Warrants
      In May 2003, we sold 3,500 shares of Series C redeemable convertible preferred stock (“Series C preferred stock”) and warrants to purchase 1,141,000 shares of our common stock for $35,000,000 in a private placement resulting in proceeds of $34,050,000, net of cash issuance costs. In conjunction with the sale of the Series C preferred stock, we redeemed the remaining 1,312.5 shares of outstanding Series B preferred stock at the stated value of $13,125,000.
      On October 14, 2003, we entered into an agreement whereby the shares of the Series C preferred stock, along with associated warrants and an option to purchase additional Series C preferred shares, were exchanged for shares of Series D redeemable convertible preferred stock (“Series D preferred stock”), associated warrants and an option to purchase additional Series D preferred shares. As a result of this exchange, the Series C preferred shares and associated warrants were cancelled and are no longer outstanding.
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
      During 2004, the holders of our Series D preferred stock converted all of the initial 3,500 shares of Series D preferred stock into 9,589,040 shares of common stock at the conversion price of $3.65 per share. Also during 2004, 804 of the additional 1,250 shares of Series D preferred stock purchased earlier in 2004 were converted into 2,010,000 shares of common stock at a conversion price of $4.00 per share. An additional 44,546 shares of common stock were issued to the holders upon these conversions to satisfy net accrued dividends that existed on the dates of conversion. These conversions accelerated the recognition of

$2,301,000 of imputed preferred stock dividends (i.e., non-cash dividends) that otherwise would have been recognized in later periods.
      Common stock warrants were exchanged in connection with the exchange of Series C preferred stock on October 14, 2003. The warrants issued in May 2003 in connection with the original issuance of the Series C preferred stock, exercisable for an aggregate of 1,141,000 shares of our common stock at a purchase price of $4.60 per share, were surrendered and exchanged for new warrants to purchase an aggregate of 1,141,000 shares of our common stock at a purchase price of $3.75 per share. During 2004, the holders of these warrants exercised all of their warrants. This resulted in proceeds of $4,278,000 and the issuance of 1,141,000 shares of common stock.
      In August 2005, the sole remaining holder of our Series D preferred stock converted 416 of its 446 shares of Series D preferred stock into 1,040,000 shares of our common stock at the conversion price of $4.00 per share. An additional 6,192 shares of common stock were issued to the holder upon conversion to satisfy net accrued dividends that existed on the date of conversion.
      In September 2005, we notified this holder that we were exercising our right to convert the remaining 30 shares of Series D preferred stock into shares of our common stock under the provisions of the preferred stock agreements. This conversion became effective October 20, 2005 and resulted in the issuance of 75,000 shares of our common stock at the conversion price of $4.00 per share. We also issued an additional 141 shares of common stock to satisfy net accrued dividends on the date of conversion.
      The difference between the initial carrying amounts of the shares of preferred stock issuances and the respective redemption values was accreted using the effective interest method. This accretion was recorded as an imputed dividend over their respective lives from issuance until maturity and charged to stockholders’ equity. Unrecognized imputed dividends upon the redemption of the Series B preferred stock in 2003, and upon conversion of the Series D preferred stock in 2004 and 2005, were accelerated and recognized upon redemption or conversion to accrete the carrying amount of the preferred stock to its stated amount on each respective redemption or conversion date.
      As of December 31, 2004, accrued dividends on the Series D preferred stock totaled $64,000 and were classified in other accrued liabilities on the consolidated balance sheet. All remaining dividends were paid in full upon final conversion of the Series D preferred stock in 2005.

NOTE 12:	COMMON STOCK AND STOCK OPTION PLANS
Common Stock
      We have 200,000,000 shares of common stock, $0.01 par value per share, authorized for issuance, of which 91,140,180 shares were outstanding on December 31, 2005 (excluding 1,093,627 treasury shares). The following amounts have been reserved for future issuance as of December 31, 2005 (in thousands):

Number of
Description	Shares

Common stock option plans	7,287
Convertible senior notes	8,254
Series D preferred stock conversion(a)	4,023
Warrants	555

Total	20,119

(a)	In 2006, we plan to remove these remaining shares from reservation since all shares of Series D preferred stock were converted into common stock as of December 31, 2005.

Common Stock Issuances to Investors

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
      The proceeds from these common stock sales were used for general corporate purposes including working capital to finance inventory and receivables, capital expenditures, research and development, and marketing and distribution efforts.
      See Note 11 for details regarding preferred stock conversions and warrant exercises.
Restricted Stock and Stock Rights
      Restricted common stock and common stock rights granted to employees as compensation is as follows:

	2005	2004	2003

Common stock shares and common stock rights granted	843,345	551,929	125,000
Weighted average grant date fair value	$14.92	$9.72	$3.57
      Compensation expense related to awards of restricted common stock and common stock rights granted to employees is recognized over the awards’ vesting period on a straight-line basis.

Management
      In October and November 2005, we granted 655,000 shares of restricted stock to certain key members of management under the Midway Games Inc. 2005 Long-Term Incentive Plan. The restricted stock is restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission. Further, some or all of the restricted stock may be forfeited on such date if certain financial targets are not achieved for the year ending December 31, 2007. The restricted stock will also be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock. No compensation expense was recorded in 2005 related to this grant since the achievement of the 2007 financial targets was not deemed probable.
      In May 2003, we granted David F. Zucker, our president and chief executive officer, 125,000 shares of our common stock all of which are subject to restrictions under a Restricted Stock Agreement between Midway and Mr. Zucker, which was amended in October 2004. Unearned compensation totaling $446,000 was charged to stockholders’ equity when the restricted stock was granted. The original period of restriction was to lapse provided that Mr. Zucker had been continuously employed by Midway from May 6, 2003 through the date of such lapse: as to one-third of the restricted shares: on May 6, 2004, and as to the remaining two-thirds of the restricted shares: in eight equal quarterly installments on the first day of each August, November, February and May thereafter. Under the terms of the amendment, the lapsing schedule of the period of restriction set forth in Mr. Zucker’s restricted stock agreement was decelerated. Provided Mr. Zucker remains employed by us, Mr. Zucker’s 72,918 restricted shares for which the period of restriction had not yet lapsed as of the date of the amendment, will lapse on May 1, 2006. In the event that Mr. Zucker’s employment by Midway is terminated by voluntary resignation without “good reason,” as defined, or Mr. Zucker is terminated by Midway for “cause,” as defined, prior to May 1, 2006, then Mr. Zucker will forfeit those shares for which the period of restriction has not yet lapsed. If Mr. Zucker’s employment by Midway is terminated for any other reason, the period of restriction lapses on the remaining nonvested shares as follows: 10,416 shares on November 1, 2004; and 10,417 on each of February 1, 2005, May 1, 2005, August 1, 2005, November 1, 2005, February 1, 2006 and May 1, 2006. This amendment will not have a significant impact on our future financial condition and operating results. Prior to vesting, Mr. Zucker will have all of the rights of a stockholder of Midway with respect to the restricted shares, including the right to vote such stock and to receive dividends thereon. As of December 31, 2005, a total of 52,082 of the 125,000 shares have vested. The nonvested shares are not transferable and are retained by us until they vest. We recognized $149,000, $149,000 and $99,000 of expense during the years ended December 31, 2005, 2004 and 2003, respectively, related to these shares.

Key Employees of Acquired Businesses
      Common stock shares and common stock rights with a $0 exercise price, some of which is restricted as to transferability until future dates, was issued pursuant to the business acquisitions during 2005 and 2004. Common stock shares and common stock rights of 492,806 and 188,345 were issued in 2005 as purchase price consideration and retention incentives to key employees of the two companies acquired, respectively. In 2004, common stock shares and common stock rights of 1,092,071 and 551,929 were issued as purchase price consideration and retention incentives to key employees of the three companies acquired in 2004, respectively. The common stock shares issued as retention incentives are subject to forfeiture should these key employees terminate for certain reasons prior to vesting in their awards. See Note 2 for details of common stock issued in conjunction with the 2005 acquisitions.
Rights Agreement
      We have a Rights Agreement that is intended to assure fair shareholder treatment in any attempted takeover of the Company and to guard against abusive takeover tactics. Under the Rights Agreement, each share of our common stock has an accompanying Right to purchase, under certain conditions, including a takeover attempt, one one-hundredth of a share of our Series A Preferred Stock at an exercise price of $100, permitting each holder (other than the acquiring person) to receive $200 worth of our common stock valued at the then current market price. The Rights are redeemable by us at $0.01 per Right, subject to certain conditions, at any time and expire on December 31, 2006. Rights also accompany the underlying shares of our common stock to which the holders of our convertible instruments would be entitled to if conversion or exercise had taken place. Sumner Redstone, who owned more than 15% of our common stock at the time of our spin-off from WMS, is exempt from the anti-takeover restrictions of the Rights Agreement.
Stock Option Plans
      We granted options under various plans until June 2005. At our June 2005 annual meeting, our stockholders ratified our 2005 Long-Term Incentive Plan (the “2005 Plan”) which replaced all of our previous plans. The shares available for grant under those earlier plans are no longer available under those plans, but will instead be available under the 2005 Plan. Under the 2005 Plan, we may grant both incentive stock options and nonqualified options on shares of common stock through the year 2012. At December 31, 2005, 13,500,000 shares of common stock to employees and under certain conditions to non-employee directors and consultants were authorized for grant under the plan. The compensation committee of the board of directors has the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years. There are 1,754,475 options available for future grant under the 2005 Plan as of December 31, 2005.
      In addition to the plans discussed above, we entered into the Zucker Option Agreement during 2003. Under this agreement, we granted Mr. Zucker 1,000,000 non-qualified stock options at an exercise price of

$3.57 per share in May 2003. The options vest as to 62,500 shares: on November 1, 2004 and as to the remaining 937,500 shares: in ten equal quarterly installments on the first day of each February, May, and August and November thereafter. Under certain provisions of the agreement, Mr. Zucker was awarded additional options each time that we issued shares of common stock prior to May 6, 2005. During 2005 and 2004, Mr. Zucker was granted additional stock options of 2,334 and 874,287, respectively, under this agreement. As of May 6, 2005, no additional options could be awarded to Mr. Zucker under the Zucker Option Agreement. Therefore, subsequent to May 6, 2005, we removed from registration the remaining shares that would no longer be issued to Mr. Zucker under his agreement.
      Also, in connection with the acquisition of Inevitable discussed in Note 2, we assumed all of the options outstanding under Inevitable’s stock option plan and issued a total of 34,672 options for Midway common stock in return. During 2005 and 2004, 10,468 and 15,257 of these options were exercised at an exercise price of $4.05 per share, respectively. In the event all of the remaining outstanding options are exercised, we will issue an aggregate of 6,721 shares of our common stock at an exercise price of $4.05 per share.
      The following table summarizes all of our stock option activity for 2005, 2004 and 2003 (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2002 (4,699 shares exercisable at a weighted average exercise price of $13.18)	9,053	$10.21
Granted with an exercise price equal to the market price	3,424	3.13
Exercised	—	—
Forfeited	(1,247)	8.02

Outstanding at December 31, 2003 (7,486 shares exercisable at a weighted average exercise price of $10.05)	11,230	8.30
Granted with an exercise price equal to the market price	1,180	9.89
Granted with an exercise price lower than the market price	35	4.05
Exercised(a)	(4,245)	5.73
Forfeited	(617)	9.78

Outstanding at December 31, 2004 (4,811 shares exercisable at a weighted average exercise price of $12.38)	7,583	9.85
Granted with an exercise price equal to the market price	99	10.11
Exercised(b)	(2,475)	9.90
Forfeited	(330)	12.43

Outstanding at December 31, 2005 (3,206 shares exercisable at a weighted average exercise price of $11.74)	4,877	$9.65

(a)	This share amount includes 16,000 shares issued from treasury upon the exercise of stock options during 2004.

(b)	This share amount includes 10,000 shares issued from treasury upon the exercise of stock options during 2005.
      During 2005, 2004 and 2003, the stock option exercise activity above resulted in total proceeds of $24,518,000, $24,308,000 and $0, respectively. Amounts reflected in the consolidated statements of cash flows differ from these amounts due to the timing of cash received related to the exercises. Amounts receivable from employee stock option exercises totaled $5,281,000 and $180,000 at December 31, 2005 and 2004, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.
      The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2005 (shares in thousands):

					Weighted
			Weighted Average		Average
	Shares Covered by Options		Exercise Price		Remaining
					Contractual
Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Life

$ 2.32 - $ 3.45	675	245	$2.63	$2.78	7.5
3.57 - 5.20	1,352	715	3.62	3.61	7.4
5.24 - 7.75	195	159	5.84	5.73	6.3
7.90 - 11.75	723	219	9.86	9.92	7.5
11.79 - 16.83	1,024	960	13.67	13.70	4.2
20.00 - 23.13	908	908	20.00	20.00	0.8

	4,877	3,206	$9.65	$11.74	5.5

      The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended December 31,

	2005	2004	2003

Dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	0.75	0.82	0.87
Risk-free interest rate	3.73%	3.43%	3.23%
Expected lives	4 years	4 years	6 years
      The weighted average grant date fair value of options granted during the periods is as follows:

	Years Ended December 31,

	2005	2004	2003

Weighted average grant date fair value of options granted with an exercise price equal to the market price	$5.74	$6.28	$2.30
Weighted average grant date fair value of options granted with an exercise price lower than the market price	$—	$7.92	$—

NOTE 13:	RESTRUCTURING AND OTHER CHARGES
      We have implemented several restructuring plans over recent years.
Previously Completed Restructuring Plans
      From 2001 to 2003 we implemented various restructuring plans in efforts to improve our operating results and lower our overall cost structure. During fiscal 2001, we downsized and subsequently terminated our coin-operated video game product line. Early in 2002, we decided to consolidate administrative operations previously located in Corsicana, Texas with our existing operations in Chicago and Milpitas, California. Late in 2002 and into 2003, we decided to reduce and then eliminate entirely the product development and marketing operations and related workforce at our Milpitas, California facility. These various plans included the reduction of both headcount and office space, disposal of fixed assets and cancellation of games in development at the time. Accordingly, we incurred charges for severance costs, accrual of an operating lease and other commitments for which we would receive no future economic benefit, fixed asset disposals and impairment of capitalized product development costs. The 2002 and 2003 restructuring activity resulted in a total headcount reduction of 155 employees as well as the cancellation of three games in development at the time. All headcount reductions and charges related to these costs were incurred prior to December 31, 2004. During 2005, we paid and settled the remaining accrual of $560,000 at December 31, 2004 for accrued lease and commitment costs related to these restructuring plans.
2005 Workforce Reductions and Consolidation of Development Teams
      Late in 2005, we evaluated our operating results and internal product development strategy as we continued our preparation for the current console transition and next generation video game development. In December 2005, we announced our plan to close and terminate all employees at our recently acquired Adelaide, Australia (Ratbag) studio, as well as our plan to consolidate certain product development activity to our other existing studios, in an effort to reduce our cost structure and improve operating efficiency. This plan resulted in the termination of 71 employees, all of whom had been notified as of December 31, 2005. We incurred charges for severance costs related to these employees, as well as accrued charges for operating leases and other commitments for which we will receive no future economic benefit, fixed asset disposals, impairment of capitalized product development costs and the write-off of recorded goodwill related to the acquisition. We believe this plan will allow us to increase our product development efficiency in a manner consistent with our overall strategy to increase the quality and size of our internal product development teams and capabilities.
      With respect to the 2005 restructuring plan, we incurred the following aggregate amounts which are reflected in the restructuring and other charges line item within operations (in thousands):

	Impairment of		Lease and	Impairment
	Capitalized		Long-Term	of Fixed and
	Product		Commitments	Intangible
	Development	Severance	and Other	Assets and
	Costs	Costs	Costs(a)	Goodwill(b)	Total

Anticipated total expense to be incurred and cumulative amount expensed for all periods through December 31, 2005	$2,632	$1,326	$1,410	$5,416	$10,784

(a)	Includes $98,000 write-off of accumulated cumulative translation adjustment.

(b)	Includes the impairment of $4,867,000 goodwill initially recorded upon the acquisition of Ratbag.
      There are no anticipated future expenses related to the 2005 restructuring plan.

Rollforward of All Restructuring Activity
      A reconciliation of the December 31, 2002 to December 31, 2005 liability balances arising from these restructuring activities are summarized as follows (in thousands):

	Impairment of		Lease and	Impairment
	Capitalized		Long-Term	of Fixed and
	Product		Commitments	Intangible
	Development	Severance	and Other	Assets and
	Costs	Costs	Costs	Goodwill	Total

Balances at December 31, 2002	$—	$900	$642	$—	$1,542

Provision(a)	4,998	2,962	1,478	215	9,653
Usage/payouts	(4,998)	(3,236)	(536)	(215)	(8,985)

Balances at December 31, 2003	—	626	1,584	—	2,210

Provision(b)	—	(28)	(78)	—	(106)
Usage/payouts	—	(598)	(946)	—	(1,544)

Balances at December 31, 2004	—	—	560	—	560

Provision	2,632	1,326	1,410	5,416	10,784
Usage/payouts	(2,632)	(1,326)	(684)	(5,416)	(10,058)

Balances at December 31, 2005	$—	$—	$1,286	$—	$1,286

(a)	During 2003, we recorded reversals of previously accrued charges totaling $746,000 related to changes in estimates of severance costs and sublease income.

(b)	During 2004, we recorded reversals of previously accrued charges totaling $182,000 related to changes in estimates of severance costs, facility lease expense and sublease income.
      Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the consolidated balance sheet, depending on the nature of the underlying liability. We currently expect to complete payment on the remaining $1,286,000 accrued restructuring charge in April 2010, the end of the non-cancelable operating lease term.

NOTE 14:	COMMITMENTS
      We lease various office facilities, a warehouse and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at December 31, 2005 as follows (in thousands):

2006	$3,679
2007	2,821
2008	1,432
2009	775
2010	535
Thereafter	1,114

$10,356

      The table above excludes operating lease commitments expensed in conjunction with restructuring efforts for which we will receive no future economic benefit. Such amounts are reflected on our consolidated balance sheet at December 31, 2005 in other accrued liabilities and other noncurrent liabilities.
      Rent expense for 2005, 2004, and 2003 was $3,500,000, $2,876,000 and $2,408,000, respectively. This gross rent expense was reduced by sublease income of $0, $149,000 and $1,194,000, respectively.

      Additionally, we enter into certain licenses and development agreements that require non-cancelable payments in future periods. Some of these agreements provide for advance payments or guarantee minimum payments of royalties and marketing expenses. Future minimum payments due under these agreements at December 31, 2005 are as follows (in thousands):

2006	$15,939
2007	6,945
2008	15,130
2009	1,080
2010	7,080
Thereafter	1,160

$47,334

NOTE 15:	LEGAL PROCEEDINGS
      In June 2004, four putative class action lawsuits were filed against us, Sumner M. Redstone and several of our directors in the Circuit Court of Cook County, Illinois, and two putative class action lawsuits were filed against us, Sumner M. Redstone and several of our directors in the Court of Chancery for the State of Delaware in and for New Castle County. These six putative class actions were brought on behalf of all persons, other than defendants, who own our securities and allege, among other things, that we and our directors breached our and their fiduciary duties to our other stockholders by allowing Sumner M. Redstone to purchase a substantial amount of our common stock from other stockholders. The lawsuits sought injunctive relief to prevent Mr. Redstone from acquiring our remaining outstanding shares in order to take the company private, imposition of a constructive trust and other relief for the alleged breach of fiduciary duty.
      A motion to consolidate the four putative class actions pending in the Circuit Court of Cook County, Illinois was granted, and plaintiffs filed a consolidated amended complaint under the caption “David Shaev Profit Sharing Account F/ B/ O David Shaev, on behalf of itself and all others similarly situated v. Sumner M. Redstone, Harold H. Bach, Jr., William C. Bartholomay, Neil D. Nicastro, Louis J. Nicastro, Ira S. Sheinfeld, Robert N. Waxman and Midway Games, Inc.” On October 6, 2004, defendants filed motions to dismiss these consolidated actions, asserting that none of plaintiffs’ allegations state a legally viable claim against any of the defendants. On January 26, 2005, the motion was granted with prejudice with respect to Midway and without prejudice with respect to the individual defendants, and the plaintiffs were granted leave to file an amended complaint by February 22, 2005. The plaintiffs did not file an amended complaint by that date. On March 15, 2005, the consolidated actions were dismissed with prejudice as to all defendants.
      Plaintiffs in the two Delaware class action complaints filed for and were granted dismissal on March 18, 2005 and May 5, 2005.
      In addition, we currently and from time to time are involved in other litigation incidental to the conduct of our business. There is no such litigation at this time of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued as of December 31, 2005.

NOTE 16:	RELATED PARTY TRANSACTIONS
Majority Shareholder and Directors
      Sumner M. Redstone, our largest shareholder, is chairman of the board and chief executive officer of National Amusements, Inc. (“NAI”). NAI is the parent company of both Viacom and CBS Corporation (“CBS”), a company spun off from Viacom late in 2005. Mr. Redstone also serves as chairman of the board for both Viacom and CBS. Midway has historically conducted business with Viacom and companies affiliated with Viacom and Mr. Redstone.

      During 2005, we announced a strategic relationship with MTV Networks, a subsidiary of Viacom, to jointly market three video game titles, and collaborate on soundtrack development for two of these titles. Under the terms of the agreement, MTV has the option to provide us with varying levels of marketing and promotional support for these video games. We may then include various agreed-upon MTV properties and trademarks within the respective video games. Also, we will be required to then pay to MTV varying levels of marketing and production costs based upon the amount of support provided by MTV, as well as royalties from game sales based upon the amount of support provided by MTV and the number of units sold and profitability of the game. L.A. RUSH, released in October 2005 on the PS2 and Xbox, was the first of the three titles to be released under the relationship. Selling and marketing purchases from MTV totaled $4,679,000, $3,836,000 and $1,393,000 in 2005, 2004 and 2003, respectively. No royalties were yet owed to MTV based upon game sales of L.A. RUSH in 2005. At December 31, 2005 and 2004, we had amounts outstanding of $362,000 and $117,000 due to MTV, respectively, included in accounts payable.
      Selling and marketing expenses incurred from advertising purchases with other Viacom affiliates totaled $5,228,000, $3,139,000 and $2,023,000 in 2005, 2004 and 2003, respectively. We also had amounts outstanding of $877,000 and $360,000 due to other Viacom affiliates included in accounts payable at December 31, 2005 and 2004, respectively. Net revenues generated from Viacom affiliates totaled $0, $1,574,000, and $570,000 during 2005, 2004 and 2003. We had amounts of $0 and $555,000 due from Viacom affiliates included in receivables at December 31, 2005 and 2004, respectively.
      In addition, two members of our board of directors also serve as directors for either NAI or companies that NAI controls. Shari E. Redstone (Mr. Redstone’s daughter) currently serves as president and a director of NAI, as well vice chair of the board for both Viacom and CBS. Mr. Redstone also formed a new holding company late in 2005, Sumco, Inc., which is owned jointly by both NAI and Mr. Redstone. Ms. Redstone now serves as president of Sumco. Also, Joseph A. Califano, Jr., a member of our board of directors, serves as a director of CBS. Mr. Califano served on the Viacom board of directors from 2003 until the split of CBS and Viacom in 2005.
      Harold H. Bach, Jr., a former member of our board of directors, was employed by us as our chief financial officer until September 2001. Under a separation agreement, we made payments to Mr. Bach through December 31, 2004 at the rate of $315,000 per year, the same rate as his fiscal 2001 base salary. There were no amounts due to Mr. Bach at December 31, 2005 or 2004.
      In addition to the board members discussed above, some of our current and former board members are affiliated with some of our vendors. Activity for our reported periods and amounts owed each of the affiliated companies at the balance sheet dates reflected in our consolidated financial statements are as follows:

•	William C. Bartholomay, a member of our board of directors, is Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc. and was formerly president of Near North National Group. Mr. Califano also serves as a director for Willis Group Holdings, Ltd. We have retained these companies or their affiliates as insurance brokers and have paid premiums to obtain insurance placed by these brokers totaling in the aggregate $1,513,000, $2,193,000, and $1,801,000 for 2005, 2004 and 2003, respectively. No amounts were owed to Willis Group Holdings, Ltd. and affiliates or Near North National Group at the balance sheet dates.

•	Gerald O. Sweeney, Jr., was a member of our board of directors from 1996 until 2003. Mr. Sweeney is a member of the law firm of Lord, Bissell & Brook, which performs legal services for us from time to time. Legal costs incurred were $322,000, $480,000 and $858,000 for 2005, 2004 and 2003, respectively. Amounts owed Lord, Bissell & Brook at December 31, 2005 and 2004 totaled $30,000 and $15,000, respectively, and are included in other accrued liabilities.

•	Ira S. Sheinfeld, a member of our board of directors, is a member of the law firm of Hogan & Hartson L.L.P. (and was formerly a member of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which merged into Hogan & Hartson L.L.P.), which provided tax services for us. Professional costs incurred were $0, $123,000 and $60,000 for 2005, 2004 and 2003, respectively. Amounts owed

Hogan & Hartson L.L.P. at December 31, 2005 and 2004 totaled $0 and $8,000, respectively, and are included in other accrued liabilities. We do not plan to retain Hogan & Hartson, L.L.P. in 2006.

New Consolidated Subsidiary Management
      Two members of MGG’s management are the sole shareholders of F+F Publishing GmbH (“F+F”). F+F is primarily in the business of distributing video games and other products to retailers. One of these MGG employees is also the Managing Director of F+F. We sell products directly to retailers, distributors and F+F. F+F sells our products to various retailers. We generated net revenues of $404,000 from sales to F+F during the twelve-months ended December 31, 2005. In addition, we purchase certain products, primarily video games developed by third parties, from F+F and in turn sell these products to retailers and distributors. We incurred costs of sales of $909,000 related to this activity during the twelve-months ended December 31, 2005. During 2005, we made payments of approximately $478,000 related to purchases from F+F. Also, the full amount due to us from sales of our products to F+F during 2005 was settled against the outstanding payable to F+F as of December 31, 2005. As a result, we had a net payable of $27,000 due to F+F at December 31, 2005 included in accounts payable.
Australia Subsidiary Management
      During 2005, we acquired and subsequently closed our development studio in Adelaide, Australia (“Ratbag”). One former shareholder and employee of Ratbag is also a partner in the company that owns the building we leased to operate this studio. During 2005, we incurred approximately $116,000 in charges from leasing this building. Despite closing this studio, we are required to continue our monthly lease payments related to this non-cancelable lease through April 2010. We have accrued approximately $540,000 related to this lease, the amount of future rent we expect to pay less estimated sublease income, in other accrued liabilities and other noncurrent liabilities at December 31, 2005.
WMS Industries Inc.
      Since our incorporation in 1988 through the date of our 1996 initial public offering, Midway was a wholly owned subsidiary of WMS Industries Inc. (“WMS”). In 1998, WMS completed the spin-off of its remaining ownership interest in Midway.
      During the fiscal year ended June 30, 2001, WMS paid us $2,801,000 relating to tax sharing and separation agreements between the two companies for certain stock option tax benefits. During 2003, we received $4,000,000 from WMS relating to tax sharing and separation agreements between the two companies. Pursuant to agreements executed upon receipt of each of the payments, we were required to reimburse WMS for up to $6,487,000 under certain circumstances related to our use of our net operating loss carryforwards or if there was a change in control of Midway, which included, among other things, any person or group becoming the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting stock. Accordingly, we recorded $6,487,000 as a liability as of December 31, 2003.
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
Former Chairman and Chief Executive Officer
      During May 2003, David F. Zucker succeeded Neil D. Nicastro as our chief executive officer and president. Mr. Nicastro continued to serve as chairman of our board of directors from May 2003 through June 2004, when Mr. Nicastro resigned from our board of directors. As a result of the termination of his employment, severance provisions of Mr. Nicastro’s employment agreement were triggered and Mr. Nicastro entered into a severance agreement with us during May 2003. Administrative expense for 2003 included $9,459,000 of charges incurred related to the employment agreement and severance agreement with Mr. Nicastro. The severance agreement included a $4,000,000 cash payment made to Mr. Nicastro during the second quarter of 2003, a $1,963,000 note payable to Mr. Nicastro originally due in May 2006 earning interest at 5% per annum with interest payments due quarterly and 607,846 shares of our common stock that Mr. Nicastro would receive in equal monthly issuances of 16,884 common shares from May 2006 to April 2009. In addition, the note payable to Mr. Nicastro was to become immediately due in shares of our common stock at a $3.28 per share conversion price and any of the 607,846 shares not yet issued to Mr. Nicastro would also become immediately due to him if, for any consecutive 30 trading days during the 35 months following May 6, 2003, the weighted average price of our common stock was at least $10.00 for the acceleration and related conversion of the note payable and $7.50 for acceleration of the delivery of the 607,846 shares. The 607,846 shares of common stock and the conversion features of the note payable resulted in a charge of $3,386,000 during 2003. We also surrendered certain life insurance policies for their cash value and paid a portion of the proceeds to Mr. Nicastro, which resulted in a charge of $110,000 during 2003.
      In May 2004, the acceleration of the payment of the retirement shares provision of Mr. Nicastro’s severance agreement was triggered since the weighted average price of our common stock was at least $7.50 for a period of 30 consecutive trading days. As a result, 607,846 shares of common stock became immediately due. Mr. Nicastro was issued 428,835 shares of Midway common stock out of our treasury shares, net of 179,011 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on taxable compensation that resulted from the retirement share issuance. These retirement shares were fully vested and as a result had no impact on our results of operations for the year ended December 31, 2004.
      In August 2004, the acceleration of the payment of deferred severance provision of Mr. Nicastro’s severance agreement was triggered since the weighted average price of our common stock was at least $10.00 for a period of 30 consecutive trading days. As a result, the $1,963,000 note payable was converted. Mr. Nicastro was issued 422,777 shares of Midway common stock out of our treasury shares, net of 176,482 shares elected by Mr. Nicastro to be withheld for payment of the statutory minimum withholdings taxes on taxable compensation that resulted from the share issuance. These shares issued as payment of deferred severance were fully vested and as a result had no impact on our results of operations for the year ended December 31, 2004.
      In addition, we incurred $315,000 of administrative expense during 2004 related to Mr. Nicastro’s resignation as chairman of our board of directors.

NOTE 17:	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      Summarized quarterly financial information for 2005 and 2004 are as follows (in thousands, except per share amounts):

	Quarters Ended,

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005(1)

Net revenues	$13,815	$36,926	$29,527	$69,810
Gross profit (loss)(2)	5,219	1,857	(2,412)	13,350
Research and development expense	8,966	10,444	8,756	11,527
Restructuring and other charges	—	—	—	10,784
Loss applicable to common stock	(15,958)	(29,914)	(29,083)	(37,820)
Basic and diluted loss per share of common stock	$(0.19)	$(0.35)	$(0.33)	$(0.42)
Basic and diluted average number of shares outstanding	85,642	85,941	87,068	89,062

(1)	Restructuring and other charges for the quarter ended December 31, 2005 relate to management’s plan to improve our cost structure and product development efficiency through workforce reductions including closing our recently acquired Adelaide, Australia development studio. See Note 13.

(2)	Gross profit includes $0, $2,044,000, $6,560,000 and $3,453,000 related to writedowns of capitalized product development costs reflected in cost of sales for the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively. The amount for the quarter ended December 31, 2005 excludes $2,632,000 related to writedowns of capitalized product development costs that were included in the restructuring and other charges.

	Quarters Ended,

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004(1)

Net revenues	$20,131	$47,286	$16,951	$77,227
Gross profit(2)	4,631	16,596	585	35,766
Research and development expense	5,069	8,518	6,071	5,963
Restructuring and other charges	(77)	(77)	27	21
(Loss) income applicable to common stock	(14,984)	(11,203)	(16,122)	17,565
Basic (loss) income per share of common stock	$(0.27)	$(0.17)	$(0.20)	$0.20
Diluted (loss) income per share of common stock	(0.27)	(0.17)	(0.20)	0.19
Basic average number of shares outstanding	55,830	67,177	81,276	85,720
Diluted average number of shares outstanding	55,830	67,177	81,276	89,253

(1)	The quarter ended December 31, 2004 includes other income of $4,987,000 related to the gain on settlement with WMS as described in Note 16 and a $1,750,000 reduction of expenses previously recorded in 2003 related to legal proceedings.

(2)	Gross profit includes $2,801,000, $0, $1,431,000 and $5,611,000 related to writedowns of capitalized product development costs reflected in cost of sales for the quarters ended March 31, June 30, September 30 and December 31, 2004, respectively.

MIDWAY GAMES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Column C
	Column A	Column B	Additions		Column D	Column E

		Balance at	Charged to	Charged to	Deductions -	Balance at
		Beginning of	Costs and	Other	Amounts	End of
Period	Description	Period	Expenses	Accounts	Written Off	Period

	Years ended December 31, 2005, 2004 and 2003
Year Ended December 31, 2005	Allowance for doubtful accounts	$714,000	$692,000	$—	$143,000	$1,263,000
	Allowance for price protection, returns and discounts	8,122,000	26,650,000	—	19,905,000	14,867,000
	Deferred tax asset valuation allowance	107,766,000	44,370,000	8,486,000	—	160,622,000
Year Ended December 31, 2004	Allowance for doubtful accounts	$2,410,000	$(448,000)	$—	$1,248,000	$714,000
	Allowance for price protection, returns and discounts	7,002,000	16,904,000	—	15,784,000	8,122,000
	Deferred tax asset valuation allowance	88,856,000	9,847,000	9,063,000	—	107,766,000
Year Ended December 31, 2003	Allowance for doubtful accounts	$2,590,000	$312,000	$—	$492,000	$2,410,000
	Allowance for price protection, returns and discounts	10,319,000	15,802,000	—	19,119,000	7,002,000
	Deferred tax asset valuation allowance	45,384,000	43,472,000	—	—	88,856,000

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2006.

MIDWAY GAMES INC.

By:	/s/ David F. Zucker

David F. Zucker
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David F. Zucker David F. Zucker	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ Thomas E. Powell Thomas E. Powell	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2006

/s/ James R. Boyle James R. Boyle	Vice President — Finance, Controller and Assistant Treasurer (Principal Accounting Officer)	March 14, 2006

/s/ William C. Bartholomay William C. Bartholomay	Director	March 14, 2006

/s/ Peter C. Brown Peter C. Brown	Director	March 14, 2006

/s/ Joseph A. Califano, Jr. Joseph A. Califano, Jr.	Director	March 14, 2006

/s/ Kenneth D. Cron Kenneth D. Cron	Director	March 14, 2006

/s/ Shari E. Redstone Shari E. Redstone	Director	March 14, 2006

/s/ Ira S. Sheinfeld Ira S. Sheinfeld	Director	March 14, 2006

/s/ Robert N. Waxman Robert N. Waxman	Director	March 14, 2006

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996 (the “S-1 Registration Statement”)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/ A, Amendment No. 1, filed on April 20, 1998
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
3.4	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”)
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004
3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the “6/10/04 S-3”)
4.1	Third Amended and Restated Rights Agreement dated as of October 14, 2003, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K
10.1	Tax Sharing Agreement dated as of July 1, 1996 among WMS Industries Inc., the Registrant, Midway Home Entertainment Inc., Midway Interactive Inc., Atari Games Corporation and Tengen Inc., incorporated herein by reference to the S-1 Registration Statement
10.2	Employment Agreement dated as of July 1, 1996 between Neil D. Nicastro and the Registrant, incorporated herein by reference to the S-1 Registration Statement
10.3	1996 Stock Option Plan, incorporated herein by reference to the S-1 Registration Statement
10.4	Old form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement
10.5	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583)
10.6	Letter Agreement dated March 5, 1998 between the Registrant and Neil D. Nicastro amending Mr. Nicastro’s Employment Agreement with Midway, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the “1998 10-K”)
10.7	Tax Separation Agreement dated as of April 6, 1998 between WMS Industries Inc. and the Registrant, incorporated herein by reference to the 1998 10-K
10.8	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373)
10.9	1999 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451)
10.10	Employment Agreement dated as of June 1, 1999 between Kenneth J. Fedesna and the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999
10.11	Letter Agreement dated November 5, 1999 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro’s Employment Agreement with the Registrant, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000
10.12	Letter Agreement dated May 4, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro’s Employment Agreement with the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 10-K”)

Exhibit
No.	Description

10.13	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the 2000 10-K.
10.14	Letter Agreement dated as of October 30, 2000 between the Registrant and Neil D. Nicastro further amending Mr. Nicastro’s Employment Agreement with the Registrant, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.15	Form of Warrants to purchase common stock of the Registrant, issued to Gerard Klauer Mattison & Co., Inc., incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 22, 2001.
10.16	Tax Separation Agreement Letter dated September 24, 2001 between the Registrant and WMS Industries Inc., incorporated herein by reference to the WMS Industries Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.17	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.18	2002 Stock Option Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on December 5, 2001.
10.19	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Transition Report on Form 10-K for the six-month transition period ended December 31, 2001.
10.20	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10.21	Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003 (the “2002 10-K”).
10.22	Letter Agreement dated as of February 10, 2003 between the Registrant and Mark S. Beaumont regarding Mr. Beaumont’s employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.23	Letter Agreement dated as of February 10, 2003 between the Registrant and David W. Nichols regarding Mr. Nichols’s employment by the Registrant, incorporated herein by reference to the 2002 10-K.
10.24	Amendment and Waiver dated as of May 16, 2003, among The Registrant, Peconic Fund, Ltd., Smithfield Fiduciary LLC and Neil D. Nicastro, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 19, 2003 (the “5/19/03 8-K”).
10.25	Executive Employment Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2003 (the “5/7/03 8-K”).
10.26	Stock Option Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.27	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.28	Restricted Stock Agreement entered into as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.29	Severance Agreement dated as of the 6th day of May, 2003, between the Registrant and Neil D. Nicastro, incorporated herein by reference to the 5/7/03 8-K.
10.30	Securities Purchase Agreement dated as of May 16, 2003 among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 5/19/03 8-K.
10.31	Xbox Publisher License Agreement dated October 30, 2000 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-3, as amended, File No. 333-106643, initially filed on June 30, 2003 (the “June 2003 S-3”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.).

Exhibit
No.	Description

10.32	Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.).
10.33	Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.).
10.34	PlayStation 2 CD-ROM/ DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.).
10.35	PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the June 2003 S-3. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.).
10.36	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Smithfield Fiduciary LLC, incorporated herein by reference to the 10/15/03 8-K.
10.37	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Portside Growth and Opportunity Fund, incorporated herein by reference to the 10/15/03 8-K.
10.38	Amendment and Exchange Agreement dated as of October 14, 2003 between the Registrant and Lighthouse LLC, incorporated herein by reference to the 10/15/03 8-K.
10.39	Registration Rights Agreement dated as of October 14, 2003 between the Registrant and the investors in the Series D stock, incorporated herein by reference to the 10/15/03 8-K.
10.40	Securities Purchase Agreement dates as of October 14, 2003 among the Registrant and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the 10/15/03 8-K.
10.41	Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders signatories thereto, and Wells Fargo Foothill, Inc., dated as of March 3, 2004, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”).
10.42	Continuing Guaranty dated as of March 3, 2004, between the Registrant and specified subsidiaries in favor of Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.43	Intercompany Subordination Agreement dated as of March 3, 2004 among the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.44	Form of Pledge Agreement dated as of March 3, 2004, between the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.45	Xbox Live Distribution Amendment to the Xbox Publisher License Agreement entered into as of December 8, 2003 by and among Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.), incorporated herein by reference to the 2003 10-K.
10.46	Settlement Agreement dated August 11, 2003 between WMS and Midway, incorporated herein by reference to the 2003 10-K.
10.47	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10.48	Form of Purchase Agreement between Midway and each investor in the April 2004 shelf offering, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.

Exhibit
No.	Description

10.49	Form of Restricted Stock Agreement between the Registrant and former employees of Surreal Software, incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-115055, initially filed on April 30, 2004.
10.50	Consent and First Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 5, 2004, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “3/31/04 10-Q”)
10.51	Second Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 14, 2004, incorporated herein by reference to the 3/31/04 10-Q
10.52	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3
10.53	Settlement Agreement and General Release between the Registrant and Kenneth J. Fedesna, dated as of July 6, 2004, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “6/30/04 10-Q”)
10.54	Letter Agreement dated as of June 29, 2004 between the Registrant and Mr. Nicastro amending the Severance Agreement dated May 6, 2003 between the Registrant and Mr. Nicastro, incorporated herein by reference to the 6/30/04 10-Q
10.55	Third Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 30, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2004
10.56	Fourth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 15, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 20, 2004
10.57	Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/ DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004 (the “9/30/2004 10-Q”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.58	Fifth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 5, 2004, incorporated herein by reference to the 9/30/2004 10-Q
10.59	First Amendment made as of October 18, 2004, to Restricted Stock Agreement entered into as of May 6, 2003 between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q
10.60	Sixth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10.61	2000 Stock Option/ Stock Issuance Plan for Midway Studios — Austin Inc. and Form of Option Agreement, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10.62	Term Extensions to Xbox Publisher License Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2004.
10.63	Letter Agreement, signed November 19, 2004, between the Registrant and WMS Industries terminating tax agreements, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 22, 2004.
10.63	Form of Restricted Stock Agreement between the Registrant and former employees of Midway Studios — Austin Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-120952, initially filed on December 2, 2004.
10.65	Seventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2004.
10.66	Form of Restricted Stock Agreement between the Registrant and former employees of Inevitable Entertainment, incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-120952, initially filed on December 2, 2004.

Exhibit
No.	Description

10.67	Form of Restricted Stock Agreement between the Registrant and former employees of Paradox Development, incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-121523, initially filed on December 22, 2004
10.68	Restricted Stock Agreement between the Registrant and Christine Hsu, dated as of November 23, 2004, incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, File No. 333-121523, filed on January 31, 2004
10.69	2004 Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”)
10.70	Eighth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of December 28, 2004,incorporated herein by reference to the 2004 10-K
10.71	Ninth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of January 19, 2005, incorporated herein by reference to the 2004 10-K
10.72	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K
10.73	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K
10.74	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K
10.75	Amendment to the Xbox™ Publisher Licensing Agreement dated as of January 10, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2005 (the “3/31/2005 10-Q”), (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act, as amended)
10.76	Amendment to the Xbox™ Publisher Licensing Agreement dated as of March 1, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc., incorporated herein by reference to the 3/31/2005 10-Q, (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act, as amended)
10.77	Tenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of March 11. 2005, incorporated herein by reference to the 3/31/2005 10-Q
10.78	Eleventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 26, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 30, 2005 (the “6/30/2005 10-Q”)
10.79	2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 15, 2005 (File No. 333-125830)
10.80	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the 6/30/2005 10-Q
10.81	Separation Agreement by and between the Registrant and Mark S. Beaumont, dated as of July 28, 2005 and effective as of August 19, 2005, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2005
10.82	Twelfth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 4, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2005 (the “9/30/2005 10-Q”)
10.83	Purchase Agreement, dated as of September 13, 2005, among Midway and the Initial Purchasers, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (the “9/19/2005 8-K”)
10.84	Indenture, dated as of September 19, 2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the 9/19/2005 8-K)
10.85	Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/2005 8-K

Exhibit
No.	Description

10.86	Consent and Thirteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 19, 2005, incorporated herein by reference to the 9/19/2005 8-K
10.87	Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
10.88	Consent and Fourteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 3, 2005.
10.89	Waiver, Consent and Fifteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 17, 2005.
10.90	Consent and Sixteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 3, 2005.
10.91	Letter Agreement dated as of February 10, 2003 between the Registrant and Miguel Iribarren regarding Mr. Iribarren’s employment by the Registrant.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.