Form 10-Q
period 2006-03-31
MIDWAY GAMES INC
filed 2006-05-03
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,352,725 shares of common stock, $0.01 par value, were outstanding at May 1, 2006, excluding 1,085,478 shares held as treasury shares.

MIDWAY GAMES INC.
INDEX

		PAGE
		NO.
Part I. Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets — March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Operations — Three Months Ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows — Three Months Ended March 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information:

Item 6.	Exhibits	25

Signature		26

Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,006	$98,376
Receivables, less allowances of $11,811 at March 31, 2006 and $16,130 at December 31, 2005	7,863	30,835
Inventories	3,769	5,811
Capitalized product development costs	34,951	27,570
Prepaid expenses and other current assets	13,583	16,134

Total current assets	147,172	178,726
Capitalized product development costs	706	25
Property and equipment, net	19,458	19,049
Goodwill	41,074	41,108
Other assets	9,325	9,355

Total assets	$217,735	$248,263

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,180	$12,431
Accrued compensation and related benefits	2,826	4,060
Accrued royalties	3,245	3,938
Accrued selling and marketing	2,483	4,418
Deferred revenue	2,255	384
Current portion of long-term debt	3,333	3,333
Other accrued liabilities	11,312	13,440

Total current liabilities	32,634	42,004
Convertible senior notes	75,000	75,000
Long-term debt	6,111	6,944
Deferred income taxes	8,414	8,086
Other noncurrent liabilities	658	784
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,428,599 and 92,233,807 shares issued at March 31, 2006 and December 31, 2005, respectively	924	922
Additional paid-in capital	429,876	431,273
Accumulated deficit	(325,698)	(303,099)
Accumulated translation adjustment	(525)	(439)
Deferred compensation	—	(3,610)
Treasury stock, at cost, 1,100,110 and 1,093,627 shares at March 31, 2006 and December 31, 2005, respectively	(9,659)	(9,602)

Total stockholders’ equity	94,918	115,445

Total liabilities and stockholders’ equity	$217,735	$248,263

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net revenues	$15,396	$13,815
Cost of sales:
Product costs and distribution	7,570	5,066
Royalties and product development	7,114	3,530

Total cost of sales	14,684	8,596

Gross profit	712	5,219
Research and development expense	10,662	8,966
Selling and marketing expense	6,453	7,280
Administrative expense	5,347	4,180

Operating loss	(21,750)	(15,207)
Interest income	995	628
Interest expense	(1,691)	(353)
Other income and (expense), net	194	(633)

Loss before income taxes	(22,252)	(15,565)
Provision for income taxes	347	328

Net loss	(22,599)	(15,893)
Preferred stock dividends:
Distributed	—	63
Imputed	—	2

Loss applicable to common stock	$(22,599)	$(15,958)

Basic and diluted loss per share of common stock	$(0.25)	$(0.19)

Basic and diluted weighted average number of shares outstanding	90,410	85,642

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(22,599)	$(15,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	5,799	2,981
Depreciation and amortization	1,902	1,565
Receivables provision	3,793	1,154
Deferred income taxes	328	328
Stock-based compensation expense	1,259	652
Loss on disposal of property and equipment	11	15
Changes in operating assets and liabilities:
Receivables	19,162	7,449
Inventories	2,047	902
Capitalized product development costs	(13,861)	(18,010)
Prepaid expenses and other current assets	(2,734)	(1,790)
Accounts payable and accruals	(9,087)	(286)
Other assets and liabilities	(221)	(1,340)

Net cash used in operating activities	(14,201)	(22,273)

Investing activities:
Purchases of property and equipment	(2,221)	(1,923)

Financing activities:
Payment of long-term debt	(833)	(834)
Payment on capital lease obligation	(374)	—
Cash dividends on preferred stock	—	(65)
Cash received on exercise of common stock options	6,183	316

Net cash provided by (used in) financing activities	4,976	(583)
Effect of exchange rate changes on cash	76	(184)

Decrease in cash and cash equivalents	(11,370)	(24,963)
Cash and cash equivalents at beginning of period	98,376	118,313

Cash and cash equivalents at end of period	$87,006	$93,350

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
2. Reclassifications
     Certain prior period balances have been reclassified to conform to the current period presentation.
3. Stock-Based Compensation
     2005 Long-Term Incentive Plan
     We currently maintain one plan that provides for stock-based compensation, the Midway Games Inc. 2005 Long-Term Incentive Plan (the “Plan”), under which we may grant both incentive stock options and nonqualified stock options, as well as shares of restricted stock and various other types of stock-based awards. The Plan was approved by our stockholders in June 2005 and replaced all of our previous stock option plans. The shares available for grants under those earlier plans are no longer available under those plans, but are instead available under the Plan. Awards previously issued under the earlier plans remain in effect under those plans. The Plan is intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the Plan, our Compensation Committee of the Board of Directors determines which of the eligible directors, officers, employees, consultants and advisors will receive stock-based awards and the terms of such awards, including applicable vesting periods. The Plan provides that stock options cannot have a term in excess of ten years. As of March 31, 2006, we had approximately 1.8 million additional shares of common stock available to grant stock awards under the Plan.
     Adoption of SFAS No. 123R
     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”). Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, we did not recognize compensation expense for stock options awarded to employees and directors for which the exercise price on the stock options equaled the market price on the date of grant. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123, prior to January 1, 2006, we disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amounts in a note to the consolidated financial statements. All stock-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the 2006 consolidated financial statements for all stock option awards granted during the three months ended March 31, 2006, and also for stock option awards that were both outstanding and not fully vested at January 1, 2006. Compensation expense recognized in our 2006 consolidated financial statements includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the current period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, in accordance with the provisions of the modified-prospective transition method. Recognition of compensation expense related to our restricted stock outstanding did not change upon the adoption of SFAS No. 123R.
     Prior to the adoption of SFAS No. 123R, companies were allowed to present all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. Stock option activity did not result in tax benefits during the three months ended March 31, 2006 due to our current tax position.
     Under the provisions of SFAS No. 123R, any unearned or deferred compensation related to stock awards granted prior to the adoption of SFAS No. 123R must be eliminated against the appropriate equity accounts. Therefore, we eliminated our remaining deferred compensation balance at January 1, 2006 against additional paid-in capital. Compensation expense related to these stock awards continues to be amortized with an offsetting entry to additional paid-in capital.
     In November 2005, the FASB issued final FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the “FSP”). The FSP provides simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified-retrospective or modified- prospective method. We have elected to use this transition method to calculate our APIC pool upon adoption of SFAS No. 123R on January 1, 2006.
     Stock-Based Compensation Under SFAS No. 123R
     Total stock-based compensation cost recognized in the consolidated statement of operations for the three months ended March 31, 2006 was $1,259,000 before and after income taxes. There was no tax benefit recognized related to stock-based compensation expense based on our current tax position. Stock-based compensation costs in the amount of $121,000 were capitalized during the three months ended March 31, 2006. These costs are added to capitalized product development costs on the consolidated balance sheet and then subsequently amortized after general release of the respective product that is directly related to such costs.
     The following table presents the impact of our adoption of SFAS No. 123R on selected line items of our consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Three Months Ended March 31, 2006
	As Reported	Pro Forma - If Reported
	Following SFAS No. 123R	Following APB 25
Consolidated statement of operations:
Operating loss	$(21,750)	$(20,947)
Loss before income taxes	(22,252)	(21,449)
Net loss	(22,599)	(21,796)
Net loss per share:
Basic and diluted	(0.25)	(0.24)
Consolidated statement of cash flows:
Net cash used in operating activities	(14,201)	(14,201)
Net cash provided by financing activities	4,976	4,976
     The entire difference between the as reported and pro forma amounts presented above is due to recording compensation expense for stock options granted with an exercise price equal to the fair market value of our common stock on the date of grant. Such stock options result in no expense on a pro forma basis as if reported under the provisions of APB 25.
     The following table presents the pro forma impact on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months
Ended
March 31, 2005
Reported loss applicable to common stock	$(15,958)
Deduct stock-based compensation expense included in reported loss applicable to common stock (a)	652
Add stock-based compensation expense determined under the fair value based method for all awards (a)	(1,703)

Pro forma net loss applicable to common stock	$(17,009)

Basic and diluted loss per share:
As reported	$(0.19)
Pro forma	$(0.20)

(a)	These amounts reflect a $0 income tax effect.
     Disclosures for the three months ended March 31, 2006 are not presented because stock-based compensation expense has been recognized in the consolidated financial statements by applying the fair value recognition provisions of SFAS No. 123R.
     As of March 31, 2006, we had $3,651,000 of total unrecognized compensation cost related to non-vested stock option awards granted under all equity compensation plans and $3,028,000 of total unrecognized compensation cost related to non-performance-based restricted stock awards for which the periods of restriction have not yet lapsed. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of 0.9 years and 1.0 years for the stock options and restricted stock, respectively. See the discussion of performance-based restricted stock below.
     Determining Fair Value of Stock Options Under SFAS No. 123R
     Valuation Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

     Expected Term. The expected term of awards granted represents the period of time that they are expected to be outstanding. We determine the expected term based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting cancellations.
     Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor we use in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected term of the award.
     Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.
     Expected Dividend Yield. We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.
     Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. We applied an estimated 15% forfeiture rate to all awards still vesting during the three months ended March 31, 2006. No forfeiture rate was applied to the pro forma disclosure of compensation expense prior to the adoption of SFAS No. 123R, as permitted under SFAS No. 123.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Expected term (in years)	4.8	3.9
Expected stock price volatility	71%	76%
Risk-free interest rate	4.4%	3.7%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$7.38	$5.51
     Stock Option Activity

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	(in thousands)	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2005	4,877	$9.65
Granted with an exercise price equal to the market price	5	12.16
Exercised	(202)	4.44
Cancelled	(4)	5.22
Forfeited	(6)	6.00

Outstanding at March 31, 2006	4,670	9.89	5.2 years	$11,925

Exercisable at December 31, 2005	3,206	11.74	4.4 years	$24,101

Exercisable at March 31, 2006	3,212	11.88	4.2 years	$5,931

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Weighted average grant date exercise price of options granted	$12.16	$9.44
Intrinsic value of options exercised (in thousands)	$2,631	$234
     The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 is calculated as the difference between the market price of the underlying common stock at March 31, 2006 and the exercise price of the options for the options that had exercise prices that were lower than the $9.22 closing market price of our common stock at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 of $2,631,000 was determined as of the date of exercise.
     The following table summarizes information on outstanding and exercisable stock options as of March 31, 2006 (shares in thousands):

							Weighted
							Average
							Remaining
					Weighted Average		Contractual
			Shares Covered by Options		Exercise Price		Life
Exercise Prices			Outstanding	Exercisable	Outstanding	Exercisable	Outstanding
$ 2.32	—	$3.45	675	264	$2.63	$2.79	7.3
3.57	—	5.20	1,184	646	3.62	3.62	7.1
5.24	—	7.75	189	160	5.84	5.75	6.1
7.90	—	11.75	685	249	9.96	10.17	7.2
11.79	—	16.83	1,029	985	13.67	13.70	4.0
20.00	—	23.13	908	908	20.00	20.00	0.6

			4,670	3,212	9.89	11.88	5.2

     Stock option exercise activity during the three months ended March 31, 2006 and 2005 resulted in total proceeds of $898,000 and $200,000, respectively. Amounts reflected in the consolidated statements of cash flows differ from these amounts due to the timing of cash received related to the exercises. Amounts receivable from employee stock option exercises totaled $3,000 and $5,288,000 at March 31, 2006 and December 31, 2005, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.
     We issue new shares for all option exercises except for those options that were granted as part of our 2004 acquisition of Inevitable Entertainment Inc. (“Inevitable”). Shares for the Inevitable options are issued out of treasury.
     Restricted Stock
     We have also granted restricted shares of our common stock and common stock rights in the past to employees as compensation for performance or as retention incentives to key employees. These common stock shares are restricted as to transferability until prescribed future dates and/or until we reach certain future financial targets. These restricted shares are subject to forfeiture should these employees terminate for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

     Restricted stock — non-performance-based awards
     The following tables summarize our non-performance-based restricted stock amounts and activity (shares in thousands):

		Weighted
		Average
		Grant
	Shares	Price
Outstanding at December 31, 2005	430	$9.89
Granted	—	—
Vested	—	—
Forfeited	(14)	8.97

Outstanding at March 31, 2006	416	9.92

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Restricted stock shares vested	—	47
Weighted average grant date fair value of restricted stock shares vested	$—	$10.47
Total fair value of restricted stock shares vested (in thousands)	$—	$489
     There were no restricted stock awards granted during the three months ended March 31, 2005.
     Restricted stock — performance-based awards
     In October and November 2005, we granted 655,000 shares of restricted stock to certain key members of management under the Plan. The restricted stock is restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission. Further, some or all of the restricted stock may be forfeited on such date if certain financial targets are not achieved for the year ending December 31, 2007. The restricted stock will also be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock. No compensation expense was recorded in 2005 or the three months ended March 31, 2006 related to this grant since the achievement of the 2007 financial targets was not deemed probable. These awards have a weighted average grant date fair value of $15.34 and could result in the recognition of a maximum of $10,046,000 of compensation expense in future periods should the performance conditions be achieved. Such compensation expense, if any, could be recognized during the period from April 2006 through March 2008. Recognition of this expense in future periods is dependent upon the assessment as to whether the achievement of the performance conditions is deemed probable at the end of each reporting period.
     Total restricted stock
     As of March 31, 2006, a total of 1,071,000 shares of restricted common stock granted to employees as compensation that will or could result in the recognition of compensation expense in future periods remained outstanding and unvested. The following table discloses the vesting of this restricted stock as of March 31, 2006, assuming the full amount of the performance-based awards granted vest in 2008 upon reaching the 2007 financial targets (in thousands):

Number
Vesting Period	of Shares
April 1, 2006 to December 31, 2006	233
2007	149
2008	689

Total	1,071

4. Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $22,685,000 and $15,708,000 for the three months ended March 31, 2006 and 2005, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.
5. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding (in thousands):

	March 31,
	2006	2005
Stock options	4,670	7,568
Warrants	555	679
Contingent shares	1,564	1,089
Convertible senior notes	4,224	—
Redeemable convertible preferred stock, Series D	—	1,115

Total common stock equivalents	11,013	10,451

     The calculation of loss per share of common stock for the three months ended March 31, 2006 and 2005 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the three months ended March 31, 2006 and 2005 were used in their respective calculations of basic and diluted loss per share of common stock.
6. Inventories
     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.
7. Capitalized Product Development Costs and Research and Development Costs
     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Beginning balance	$27,595	$28,659
Additions	13,861	18,010
Amortization	(4,913)	(2,981)
Writedowns	(886)	—

Ending balance	$35,657	$43,688

     Research and development costs were (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Gross research and development costs	$24,523	$26,976
Research and development costs capitalized	(13,861)	(18,010)

Research and development expense	$10,662	$8,966

8. Restructuring
     Late in 2005, we evaluated our operating results and internal product development strategy as we continued our preparation for the current console transition and next generation video game development. In December 2005, we announced our plan to close and terminate all employees at our recently acquired Adelaide, Australia (Ratbag) studio, as well as our plan to consolidate certain product development activity to our other existing studios, in an effort to reduce our cost structure and improve operating efficiency. This plan resulted in the termination of 71 employees, all of whom had been notified as of December 31, 2005. We incurred charges for severance costs related to these employees, as well as accrued charges for operating leases and other commitments for which we will receive no future economic benefit, fixed asset disposals, impairment of capitalized product development costs and the write-off of recorded goodwill related to the acquisition. Total anticipated costs under these restructuring efforts of $10.8 million were recognized as restructuring expenses prior to December 31, 2005.
     A reconciliation of the December 31, 2005 and March 31, 2006 liability balances arising from the restructuring activity discussed above is as follows (in thousands):

Lease and
Long-Term
Commitments
and Other
Costs
Balances at December 31, 2005	$1,286
Provision	—
Usage/payouts	(63)

Balances at March 31, 2006	$1,223

     These costs are included with other accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “plan,” “strategy,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the performance of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the current console platform transition and other technological changes, dependence on major platform manufacturers, volatility of the market price of our common stock, decisions by Sumner Redstone or his affiliates with respect to his ownership or trading of our common stock, and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and in any of our more recent reports filed with or furnished to the Securities and Exchange Commission (“SEC”). Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by law.
Overview
     We have one operating segment, developing and publishing interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and personal computers (“PCs”) to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms, including Sony’s PlayStation 2 (“PS2”) and PlayStation Portable (“PSP”) computer entertainment systems, Microsoft’s Xbox and Nintendo’s GameCube and Game Boy Advance, and also for PCs. Most of our video games have suggested retail prices on the initial release date in North America ranging from $39.99 to $49.99 for home console games, $19.99 to $49.99 for handheld games and $29.99 to $49.99 for PC games. Most of our video games have suggested retail prices on the initial release date in international markets ranging from $35.00 to $70.00 for home console games, $25.00 to $40.00 for handheld games and $35.00 to $65.00 for PC games. We are currently developing games for the next generation of home console platforms including Sony’s PlayStation 3, Microsoft’s Xbox 360 and Nintendo’s Wii. We have not yet released any video games for the next generation of home console platforms. We expect retail price ranges for our next-generation video games on the initial release date to increase from those for our current platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.
New Console Cycle, Recent Trends and Uncertainties
     Our revenues and results of operations could be negatively impacted by the new console cycle, decreasing selling prices of our video games developed for the older generation of consoles and increased development costs for video games developed for the new generation of consoles.
     New Console Cycle — The older generation of game platforms includes the following home consoles: the PS2, released in 2000, the GameCube and the Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft released its new home console platform, the Xbox 360, in November 2005. Sony and Nintendo are expected to release their new home console platforms sometime later in 2006. We are currently planning for this transition in our product development process. As we move through the home console transition period, we expect our future revenues and operating results could be negatively impacted, which could cause our stock price to fluctuate significantly.
     Decreasing Revenues and Selling Prices — At the end of each cycle, when the introduction of a new generation of home game consoles is announced, net revenues related to the older generation of consoles and games generally diminish, as consumers defer and decrease purchases in anticipation of the new consoles and games, and video game developers lower prices on games for the older generation of consoles. Industry-wide North American retail unit and dollar sales continued to decline during the first quarter of 2006 compared to the same quarter in 2005. We believe this industry decline is due in large part to the ongoing home console transition. We expect that this trend will continue and that our future revenues could be negatively affected until completion of the transition period.
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
Handheld Market
     In November 2004, Nintendo launched a dual-screened, portable game system, Nintendo DS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. Although we released our first game for the PSP in the fourth quarter of 2005, the handheld market is not currently a significant part of our business. We currently anticipate devoting more resources toward this market in the future.
PC Market
     We anticipate generating increased revenues from games played on PCs in the future. We expect to further increase our revenue from the PC market in future periods through our upcoming release of Rise and Fall: Civilizations at War, scheduled for release in Summer 2006, as well as our publishing agreements for The Lord of the Rings OnlineTM: Shadows of AngmarTM in North America and the next installment of Unreal Tournament, both scheduled for release in Winter 2006 — 2007, along with additional scheduled releases of PC titles in 2006 and 2007. We believe that the PC business has historically been less cyclical than the home console business and that marketing games to the PC market will help to stabilize our revenues during the current home console transition period.
Children’s Market
     During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. We believe that video game sales for the children’s market will perform well during the current home console transition period, particularly on the older video game consoles and the handheld platforms. We released our first video game under these agreements, Ed, Edd n’ Eddy: The Mis-Edventures, during the fourth quarter of 2005.

Strategic Alliances
     During 2005, we announced a strategic relationship with MTV Networks to jointly market three video game titles and collaborate on soundtrack development for two of these titles. L.A. RUSH, released in October 2005 on the PS2 and Xbox, was the first of the three titles to be released under the relationship. We also recently announced the development of the second title under the MTV alliance, The Wheelman featuring the talents of Vin Diesel. This alliance with MTV is expected to help increase the overall marketing reach and exposure of our titles released under the agreement.
     MTV is a subsidiary of Viacom Inc. Our largest stockholder, Sumner M. Redstone, is the chairman of the board and chief executive officer of National Amusements, Inc. (“NAI”). NAI is the parent company of Viacom.
     In February 2006, we announced that we will co-publish and distribute Turbine, Inc.’s PC title, The Lord of the Rings OnlineTM: Shadows of AngmarTM in North America. The Lord of the Rings OnlineTM is the world’s first and only massively multiplayer online (MMO) role-playing game based upon the literary works of J.R.R. Tolkien.
     Also, in February 2006, we announced the broadening of our in-game advertising strategy and executed a multi-year, multi-game agreement with Double Fusion to provide dynamic, in-game advertising in future titles. We expect to work together with Double Fusion to integrate advertising campaigns into multiple next-generation titles. This agreement is expected to generate incremental revenue in addition to revenue from our existing static advertising placement strategy. Under this agreement, certain of our titles are to incorporate Double Fusion’s dynamic ad-serving technology to serve advertising campaigns which will be sold by Double Fusion’s worldwide sales force.
Expansion of Product Development Resources
     We are focused on building our product pipeline to achieve the necessary size and scale to succeed in the next home console cycle. We expect to continue to increase our investment in product development, which we anticipate may include substantial headcount growth and further acquisitions of external development studios. We anticipate that these activities will increase both revenues and operating costs in future periods.
Stock-based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions, including grants of stock options to employees, be recognized in financial statements based on the fair value of the award on its grant date. We were required to adopt the provisions of SFAS No. 123R on January 1, 2006. Prior to January 1, 2006, we disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amounts in a note to the consolidated financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure is no longer an alternative.
     On January 1, 2006, we adopted the modified-prospective application method allowed under SFAS No. 123R which requires compensation cost to be recognized for all stock awards issued subsequent to adoption, as well as the unvested portion of awards outstanding on the date of adoption. Prior to January 1, 2006, we accounted for stock-based awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The adoption of SFAS No. 123R resulted in the recognition of $803,000 compensation cost related to stock options during the three months ended March 31, 2006. The modified-prospective application method does not impact the financial results of our previously reported periods. We also recognized $456,000 of compensation cost related to previously issued restricted shares of our common stock and stock rights during the three months ended March 31, 2006, which also would have been recognized under the provisions of APB 25. As of March 31, 2006, we had $6,679,000 of total unrecognized compensation cost related to all share-based awards, excluding performance-based restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of approximately one year. We also had performance-based restricted stock awards outstanding at March 31, 2006 previously granted to key members of management. These awards could result in a maximum of $10,046,000 of compensation expense in future periods should the performance conditions be achieved. Such compensation expense, if any, could be recognized during the period from April 2006 through March 2008. Recognition of this expense in future periods is dependent upon the assessment as to whether the achievement of the performance conditions is deemed probable at the end of each reporting period.
     We made no modifications to outstanding share-based payment arrangements in conjunction with the adoption of SFAS No. 123R.
     See Note 3 to the consolidated financial statements for further details on stock-based compensation and the impact of adopting SFAS No. 123R during the current period.
Majority Stockholder
     Sumner M. Redstone, our largest stockholder, had aggregate beneficial holdings of approximately 88% of our outstanding voting securities as of March 31, 2006. As the majority voting stockholder of Midway, Mr. Redstone can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” transaction. Mr. Redstone has also stated that Midway could be considered as a potential Viacom acquisition candidate. Mr. Redstone is the chairman of the board and chief executive officer of NAI. NAI is the parent company of Viacom. In 2004, Viacom established an Ad Hoc Committee on Electronic Games to consider any proposed transactions or business arrangements between Viacom and Midway. According to Viacom’s proxy statement for its 2006 annual meeting filed with the SEC, it dissolved the Ad Hoc Committee in connection with the separation of Viacom and CBS Corporation on December 31, 2005. Neither Mr. Redstone nor Viacom has made any proposals to Midway regarding any proposed material corporate transactions or business arrangements. Midway also has formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, comprised of three independent directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, a corporation of which Mr. Redstone indirectly owns a controlling interest.

Results of Operations
Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
     The following table provides our periodic operating results in dollars and as expressed as a percentage of total net revenues from period-to-period (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
Net revenues	$15,396	100.0%	$13,815	100.0%
Cost of sales:
Product costs and distribution	7,570	49.2%	5,066	36.7%
Royalties and product development	7,114	46.2%	3,530	25.5%

Total cost of sales	14,684	95.4%	8,596	62.2%

Gross profit	712	4.6%	5,219	37.8%
Research and development expense	10,662	69.3%	8,966	64.9%
Selling and marketing expense	6,453	41.9%	7,280	52.7%
Administrative expense	5,347	34.7%	4,180	30.3%

Operating loss	(21,750)	(141.3)%	(15,207)	(110.1)%
Interest income	995	6.5%	628	4.5%
Interest expense	(1,691)	(11.0)%	(353)	(2.6)%
Other income and (expense), net	194	1.3%	(633)	(4.5)%

Loss before income taxes	(22,252)	(144.5)%	(15,565)	(112.7)%
Provision for income taxes	347	2.3%	328	2.3%

Net loss	(22,599)	(146.8)%	(15,893)	(115.0)%
Preferred stock dividends:
Distributed	—	0.0%	63	0.5%
Imputed	—	0.0%	2	0.0%

Loss applicable to common stock	$(22,599)	(146.8)%	$(15,958)	(115.5)%

     The following table provides a comparison of periodic operating results from period-to-period (dollars in thousands):

		Three Months Ended
		March 31,
	See			Increase /	Percent
	explanation	2006	2005	(Decrease)	Change
Consolidated net revenues	A	$15,396	$13,815	$1,581	11.4%
North American net revenues	B	11,467	10,723	744	6.9%
International net revenues	C	3,929	3,092	837	27.1%
Cost of Sales:
Product cost and distribution	D	7,570	5,066	2,504	49.4%
Royalties and product development	E	7,114	3,530	3,584	101.5%
Research and development expense	F	10,662	8,966	1,696	18.9%
Selling and marketing expense	G	6,453	7,280	(827)	(11.4)%
Administrative expense	H	5,347	4,180	1,167	27.9%
Interest income	I	995	628	367	58.4%
Interest expense	J	(1,691)	(353)	(1,338)	379.0%
Other income and (expense), net	K	194	(633)	827	(130.6)%
Provision for income taxes	L	347	328	19	5.8%
Preferred stock dividends	M	—	65	(65)	(100.0)%

A. Consolidated Net Revenues
     The following table provides our total net revenues by platform for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
Net revenues by platform
Sony PlayStation 2 (“PS2”)	$6,923	45.0%	$6,391	46.3%
Microsoft Xbox	4,280	27.8%	2,654	19.2%
Nintendo GameCube (“NGC”)	331	2.2%	2,606	18.9%
Nintendo Game Boy Advance (“GBA”)	192	1.2%	297	2.1%
Sony PlayStation Portable (“PSP”)	1,867	12.1%	—	—
Personal Computer (“PC”)	474	3.1%	—	—
License and royalty	1,252	8.1%	1,785	12.9%
Other	77	0.5%	82	0.6%

Total net revenues	$15,396	100.0%	$13,815	100.0%

     The following table provides our video game releases by platform, territory and period:

Video Game Title	Platform	Territory
Three Months Ended March 31, 2006
L.A. RUSH	PC	North America
Midway Arcade Treasures: Deluxe Edition	PC	North America
NBA Ballers: Phenom	Xbox	North America
Gauntlet: Seven Sorrows	PS2, Xbox	International
L.A. RUSH	PC	International
Midway Arcade Treasures: Extended Play	PSP	International

Three Months Ended March 31, 2005
Mortal Kombat: Deception	NGC	North America
NARC	PS2, Xbox	North America
Maya the Bee	GBA	International
Shadow Hearts: Covenant	PS2	International
     Our consolidated net revenues increased $1,581,000 (11.4%) between the three months ended March 31, 2006 and 2005, despite a general softening in the industry due to the current home console transition period. The increase in consolidated net revenues was attributable to an increase in unit sales volume of 32.8%. Partially offsetting the increase in unit sales volume, our per-unit net selling price decreased 11.5% from 2005 to 2006, for the three months ended March 31. Also included in net revenues, license and royalty revenue decreased $533,000 (29.9%) from 2005 to 2006 for the three months ended March 31.
B. North American Net Revenues
     Our top three selling titles in North America during the three months ended March 31, 2006 represented $6,227,000 of current period net revenues. These included the current period release of NBA Ballers: Phenom for Xbox and two titles released in the fourth quarter of 2005, Blitz: The League and Ed, Edd n’ Eddy. Our top three selling titles in North America during the three months ended March 31, 2005 represented $6,882,000 of net revenues and included NARC and continued sales of Mortal Kombat: Deception and NBA Ballers, two titles originally released in 2004. North American net revenues also include substantially all license and royalty revenues for the three months ended March 31, 2006 and 2005.

C. International Net Revenues
     Our top three selling titles internationally during the three months ended March 31, 2006 represented $2,725,000 of current period net revenues. These included the current period releases of Gauntlet: Seven Sorrows and Midway Arcade Treasures: Extended Play, as well as the fourth quarter 2005 release of L.A. RUSH. Our top three selling titles internationally during the three months ended March 31, 2005 represented $2,042,000 of net revenues. These included Shadow Hearts: Covenant, Maya the Bee and continued sales of our 2004 release, Mortal Kombat: Deception.
D. and E. Cost of Sales
     Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. The increase in product and distribution costs resulted from the increase in unit sales volume of 32.8% as well as a 12.5% increase in our per-unit disk costs. The disk costs include royalties payable to the platform manufacturers. The increase in per-unit disk costs were due to expenses incurred to reduce certain inventory costs to their estimated net realizable market value during the three months ended March 31, 2006.
     The increase in royalties and product development costs was primarily attributable to increased amortization and writedowns of capitalized product development costs from 2005 to 2006 for the three months ended March 31. This increase was partially attributable to the increased sales volume from 2005 to 2006. Also, certain video games released in the three months ended March 31, 2006 had significantly higher amounts of capitalized product development costs upon release compared to those released in the three months ended March 31, 2005. In addition, we recorded an $886,000 writedown for a future release in the three months ended March 31, 2006.
     Amortization and writedowns of capitalized product development costs were as follows:

	Three Months Ended
	March 31,
Description	2006	2005
Amortization of capitalized product development costs	$4,913,000	$2,981,000
Writedown related to a future release	886,000	—

Total	$5,799,000	$2,981,000

     In addition, royalty expense increased $205,000, from $325,000 in 2005 to $530,000 in 2006 for the three months ended March 31.
F. Research and Development Expense
     Research and development expense represents product development overhead and product development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three Months Ended
	March 31,
Description	2006	2005
Gross research and development costs	$24,523,000	$26,976,000
Research and development costs capitalized	(13,861,000)	(18,010,000)

Research and development expense	$10,662,000	$8,966,000

     The decrease in gross research and development costs was attributable to a $3,596,000 decrease in third-party milestones, from $8,179,000 in 2005 to $4,583,000 in 2006 for the three months ended March 31. This decrease in third-party milestones was a result of significant milestone payments made during the three months ended March 31, 2005 related to certain PC titles. This decrease was partially offset by a $1,429,000 increase in research and development payroll and related benefits in 2006 compared to 2005, for the three months ended March 31. This increase in research and development payroll and related benefits was primarily a result of the headcount added with our acquisition of The Pitbull Syndicate Ltd (“Pitbull”) in October 2005, as well as growth of our other existing development studios. Prior to the acquisition, Pitbull was a privately-held software developer based in Newcastle, United Kingdom working with us on the development of L.A. RUSH, a video game we released in October 2005. All costs incurred related to Pitbull’s development of L.A. RUSH during the three months ended March 31, 2005 were included in third-party milestones.

G. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense decreased $501,000, to $3,314,000 for the three months ended March 31, 2006 compared to $3,815,000 for the three months ended March 31, 2005. Advertising expense for the three months ended March 31, 2006 was primarily attributable to support of our late first quarter release of NBA Ballers: Phenom for Xbox, the only North American console title we released during the period. Advertising expense for the three months ended March 31, 2005 was primarily in support of NARC, as well as pre-release support of Area 51 and Unreal Championship 2, two titles we released early in the second quarter of 2005.
H. Administrative Expense
     The increase in administrative expense from 2005 to 2006 for the three months ended March 31 was due primarily to increased stock compensation expense recognized during 2006 upon the adoption of SFAS No. 123R. Total administrative stock compensation expense recorded during 2006 was $663,000 compared to $37,000 in 2005, for the three months ended March 31.
I. Interest Income
     The increase in interest income from 2005 to 2006 for the three months ended March 31 was due primarily to an increase in average interest rates, partially offset by lower average cash balances, during the same periods.
J. Interest Expense
     In September 2005, we issued $75,000,000 of convertible senior notes. These notes accrue interest at a stated rate of 6.00% which is payable semi-annually in arrears on March 30 and September 30 of each year beginning March 30, 2006.
     We also have a term loan with a balance of $9,444,000 and $12,777,000 at March 31, 2006 and 2005, respectively. The term loan bears interest at our election of either the bank’s base rate or the LIBOR rate plus 2.75%, plus any monthly adjustment based on our level of liquidity.
     The increase in interest expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to additional interest incurred related to our convertible senior notes, as well as an increase in the interest rate charged on our term loan.
K. Other Income and (Expense), net
     Other income and (expense), net during the three months ended March 31, 2006 reflects $190,000 of foreign currency transaction gains compared to $618,000 of foreign currency transaction losses during the three months ended March 31, 2005.
L. Provision for Income Taxes
     Provision for income taxes was relatively consistent between 2005 and 2006 for the three months ended March 31. Income tax expense relates primarily to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three months ended March 31, 2006 and 2005.

M. Preferred Stock Dividends
     During the three months ended March 31, 2005, we incurred dividend charges in relation to the remaining 446 shares of our Series D preferred stock. All shares of the Series D preferred stock were converted into common stock during the third and fourth quarters of 2005 and all remaining dividends were paid in full.
Liquidity and Capital Resources
     Our principal source of operating cash is from the distribution and sale of our video games. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of March 31, 2006 our primary source of liquidity was $87,006,000 of cash and cash equivalents, compared with $98,376,000 at December 31, 2005. Our working capital at March 31, 2006 totaled $114,538,000, compared with $136,722,000 at December 31, 2005. Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.
     We actively manage our capital structure and balance sheet as a component of our overall business strategy. In addition to the items noted above, we completed two acquisitions of privately-held software developers by issuing shares of our common stock in 2005. We may issue additional shares of common stock, and use our cash and cash equivalents, if we identify an opportunity to acquire additional software developers that will further strengthen our internal product development teams and our ability to create high quality games. We may also pursue additional debt or equity financing in the future to raise additional working capital or to pay our long-term obligations, alleviating cash use requirements.
     During the three months ended March 31, 2006, gross receivables, excluding the impact of receivables provisions, decreased by $19,162,000 due to cash collections and credits granted to customers exceeding sales for the period. Accounts payable and accruals decreased from the beginning of the period by a net $9,087,000 due to the timing of costs incurred and payments made in relation to our video games released in the fourth quarter of 2005 and first quarter of 2006, as well as the payment of interest accrued on our convertible senior notes during the three months ended March 31, 2006. The video game costs accrued include inventory and distribution costs, as well as platform royalties owed. Partially offsetting these decreases, deferred revenue increased by $1,871,000 as a result of a number of new in-game advertising arrangements we entered into during the three months ended March 31, 2006. We also invested $2,221,000 in property and equipment during the three months ended March 31, 2006, relating primarily to computer equipment and software used to develop new video games. Additionally, financing activities resulted in $6,183,000 of proceeds received during the three months ended March 31, 2006 from the exercise of common stock options.
     We believe that our cash and cash equivalents at March 31, 2006 of $87,006,000, along with additional availability under a bank financing discussed below, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and other anticipated needs for at least the next twelve months; however, we continue to assess financing opportunities and may raise additional debt or equity financing should market conditions appear favorable. Any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan and the current home console transition.
     We have a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000 (the “Credit Facility”). The outstanding balance of the term loan was $9,444,000 at March 31, 2006. Availability under the revolving line of credit is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. At March 31, 2006, we had $1,092,000 available for borrowings under the line of credit. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive penalties not to exceed $450,000.

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
     The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$9,444	$3,333	$6,111	$—	$—
Interest on long-term debt obligations(2)	1,067	613	454	—	—
Convertible senior notes(3)	75,000	—	—	75,000	—
Interest on convertible senior notes(4)	13,875	4,500	9,000	375	—
Operating lease obligations(5)	11,702	3,844	4,441	1,730	1,687
Purchase obligations(6)	76,178	44,324	22,534	8,160	1,160
Other liabilities(7)	1,805	1,513	292	—	—

Total	$189,071	$58,127	$42,832	$85,265	$2,847

(1)	These obligations are reflected on our consolidated balance sheet at March 31, 2006 in current portion of long-term debt and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the prime rate on March 31, 2006 (7.75%). These obligations are not reflected on our consolidated balance sheet at March 31, 2006.

(3)	Assumes convertible senior notes are carried through the date the holders can first require redemption of the notes, April 30, 2009. These obligations are reflected on our consolidated balance sheet at March 31, 2006.

(4)	Assumes convertible senior notes are carried through the date the holders can first redeem the notes, April 30, 2009. The debt bears interest at the fixed rate of 6.00% per annum. These obligations are not reflected on our consolidated balance sheet at March 31, 2006.

(5)	These obligations are not reflected on our consolidated balance sheet at March 31, 2006.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at March 31, 2006.

(7)	These items are reflected on our consolidated balance sheet at March 31, 2006 in current and noncurrent liabilities, as appropriate.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under our Credit Facility, we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. At March 31, 2006, the balance of the term loan was $9,444,000, and there were no amounts drawn on the revolving line of credit. We had two letters of credit outstanding at March 31, 2006 totaling $1,031,000. The term loan bears interest at our election of either the bank’s base rate (7.75% at March 31, 2006) or the LIBOR rate (5.0% at March 31, 2006) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, but will in no event be greater than the bank’s base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $80,000.
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
     Except as described above, there have been no other significant changes since December 31, 2005.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed, and were effective, to give reasonable assurance that information required to be disclosed about us and our subsidiaries is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure in our filings under the Securities Exchange Act of 1934.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 6. Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Third Amended and Restated Rights Agreement dated as of October 14, 2003, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.

10.1	Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated August 6, 2001 between Midway Home Entertainment Inc. and Nintendo of America Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)

10.2	First Amendment to Confidential License Agreement for Game Boy Advance dated September 17, 2004 between Midway Home Entertainment Inc. and Nintendo of America Inc.

10.3	PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated March 26, 2005 between Midway Home Entertainment Inc. and Sony Computer Entertainment America Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
	By:	/s/ Thomas E. Powell
Thomas E. Powell
Dated: May 3, 2006		Executive Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Third Amended and Restated Rights Agreement dated as of October 14, 2003, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.

10.1	Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated August 6, 2001 between Midway Home Entertainment Inc. and Nintendo of America Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)

10.2	First Amendment to Confidential License Agreement for Game Boy Advance dated September 17, 2004 between Midway Home Entertainment Inc. and Nintendo of America Inc.

10.3	PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated March 26, 2005 between Midway Home Entertainment Inc. and Sony Computer Entertainment America Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.