Form 10-Q
period 2006-06-30
MIDWAY GAMES INC
filed 2006-08-03
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,324,203 shares of common stock, $0.01 par value, were outstanding at July 31, 2006, excluding 1,114,000 shares held as treasury shares.

MIDWAY GAMES INC.

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,463	$98,376
Receivables, less allowances of $11,701 at June 30, 2006 and $16,130 at December 31, 2005	9,788	30,835
Inventories	2,924	5,811
Capitalized product development costs	37,660	27,570
Prepaid expenses and other current assets	13,031	16,134

Total current assets	191,866	178,726
Capitalized product development costs	2,660	25
Property and equipment, net	20,718	19,049
Goodwill	41,143	41,108
Other assets	11,230	9,355

Total assets	$267,617	$248,263

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,359	$12,431
Accrued compensation and related benefits	3,649	4,060
Accrued royalties	3,077	3,938
Accrued selling and marketing	3,334	4,418
Deferred revenue	2,085	384
Current portion of long-term debt	3,333	3,333
Other accrued liabilities	14,577	13,440

Total current liabilities	37,414	42,004
Convertible senior notes, less unamortized discount of $9,095 at June 30, 2006	140,905	75,000
Long-term debt	5,278	6,944
Deferred income taxes	8,742	8,086
Other noncurrent liabilities	355	784
Stockholders’ equity:
Preferred stock, $0.01 par value, 4,995,250 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,438,203 and 92,233,807 shares issued at June 30, 2006 and December 31, 2005, respectively	924	922
Additional paid-in capital	441,487	431,273
Accumulated deficit	(356,705)	(303,099)
Accumulated translation adjustment	(1,016)	(439)
Deferred compensation	—	(3,610)
Treasury stock, at cost, 1,114,000 and 1,093,627 shares at June 30, 2006 and December 31, 2005, respectively	(9,767)	(9,602)

Total stockholders’ equity	74,923	115,445

Total liabilities and stockholders’ equity	$267,617	$248,263

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$25,922	$36,926	$41,318	$50,741
Cost of sales:
Product costs and distribution	10,289	13,904	17,859	18,970
Royalties and product development	17,009	21,165	24,124	24,695

Total cost of sales	27,298	35,069	41,983	43,665

Gross profit (loss)	(1,376)	1,857	(665)	7,076
Research and development expense	10,715	10,444	21,377	19,410
Selling and marketing expense	12,937	15,779	19,390	23,059
Administrative expense	5,446	4,469	10,792	8,649
Restructuring and other charges	(161)	—	(161)	—

Operating loss	(30,313)	(28,835)	(52,063)	(44,042)
Interest income	1,143	490	2,138	1,118
Interest expense	(2,192)	(371)	(3,883)	(724)
Other income and (expense), net	782	(806)	976	(1,439)

Loss before income taxes	(30,580)	(29,522)	(52,832)	(45,087)
Provision for income taxes	427	328	774	656

Net loss	(31,007)	(29,850)	(53,606)	(45,743)
Preferred stock dividends:
Distributed	—	63	—	126
Imputed	—	1	—	3

Loss applicable to common stock	$(31,007)	$(29,914)	$(53,606)	$(45,872)

Basic and diluted loss per share of common stock	$(0.34)	$(0.35)	$(0.59)	$(0.53)

Basic and diluted weighted average number of shares outstanding	90,651	85,941	90,531	85,792

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(53,606)	$(45,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	21,244	20,722
Depreciation and amortization	3,683	3,470
Receivables provision	12,199	9,750
Deferred income taxes	656	656
Stock-based compensation expense	3,643	1,166
Amortization of debt issuance costs	506	127
Amortization of convertible senior notes discount	24	—
Loss on disposal of property and equipment	16	27
Changes in operating assets and liabilities:
Receivables	8,930	(7,085)
Inventories	2,922	1,298
Capitalized product development costs	(33,969)	(34,241)
Prepaid expenses and other current assets	(2,147)	931
Accounts payable, accruals and deferred revenue	(4,665)	(3,717)
Other assets and liabilities	(1,533)	(1,306)

Net cash used in operating activities	(42,097)	(53,945)
Investing activities:
Purchases of property and equipment	(5,141)	(3,476)
Financing activities:
Proceeds from issuance of convertible senior notes	75,000	—
Payment of convertible senior notes issuance costs	(2,283)	—
Payment of long-term debt	(1,667)	(1,667)
Payment on capital lease obligation	(374)	(530)
Cash dividends on preferred stock	—	(127)
Cash received on exercise of common stock options	6,183	1,077

Net cash provided by (used in) financing activities	76,859	(1,247)
Effect of exchange rate changes on cash	466	(424)

Increase (decrease) in cash and cash equivalents	30,087	(59,092)
Cash and cash equivalents at beginning of period	98,376	118,313

Cash and cash equivalents at end of period	$128,463	$59,221

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
2. Reclassifications
     Certain prior period balances have been reclassified to conform to the current period presentation.
3. Stock-Based Compensation
     2005 Long-Term Incentive Plan
     We currently maintain one plan that provides for stock-based compensation, the Midway Games Inc. 2005 Long-Term Incentive Plan (the “Plan”), under which we may grant both incentive stock options and nonqualified stock options, as well as shares of restricted stock and various other types of stock-based awards. The Plan was approved by our stockholders in June 2005 and replaced all of our previous stock option plans. The shares available for grants under those earlier plans are no longer available under those plans, but are instead available under the Plan. Awards previously issued under the earlier plans remain in effect under those plans. The Plan is intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the Plan, our Compensation Committee of the Board of Directors determines which of the eligible directors, officers, employees, consultants and advisors will receive stock-based awards and the terms of such awards, including applicable vesting periods. The Plan provides that stock options cannot have a term in excess of ten years. As of June 30, 2006, we had approximately 1.8 million shares of common stock available to grant stock awards under the Plan.
     Adoption of SFAS No. 123R
     Before 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, we did not recognize compensation expense for stock options awarded to employees and directors for which the exercise price on the stock options equaled the market price on the date of grant. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123, prior to January 1, 2006, we disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amounts in a note to the consolidated financial statements. All stock-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”) using the modified-prospective transition method. Under this method, stock-based compensation expense was recognized in the 2006 consolidated financial statements for all stock option awards granted during the three and six months ended June 30, 2006, and also for stock option awards that were both outstanding and not fully vested at January 1, 2006. Compensation expense recognized in our 2006 consolidated financial statements includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the current period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in

6

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
2. Reclassifications
     Certain prior period balances have been reclassified to conform to the current period presentation.
3. Stock-Based Compensation
     2005 Long-Term Incentive Plan
     We currently maintain one plan that provides for stock-based compensation, the Midway Games Inc. 2005 Long-Term Incentive Plan (the “Plan”), under which we may grant both incentive stock options and nonqualified stock options, as well as shares of restricted stock and various other types of stock-based awards. The Plan was approved by our stockholders in June 2005 and replaced all of our previous stock option plans. The shares available for grants under those earlier plans are no longer available under those plans, but are instead available under the Plan. Awards previously issued under the earlier plans remain in effect under those plans. The Plan is intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the Plan, our Compensation Committee of the Board of Directors determines which of the eligible directors, officers, employees, consultants and advisors will receive stock-based awards and the terms of such awards, including applicable vesting periods. The Plan provides that stock options cannot have a term in excess of ten years. As of June 30, 2006, we had approximately 1.8 million shares of common stock available to grant stock awards under the Plan.
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
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the 2006 consolidated financial statements for all stock option awards granted during the three and six months ended June 30, 2006, and also for stock option awards that were both outstanding and not fully vested at January 1, 2006. Compensation expense recognized in our 2006 consolidated financial statements includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the current period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, in accordance with the provisions of the modified-prospective transition method. Recognition of compensation expense related to our restricted stock outstanding did not change upon the adoption of SFAS No. 123R.
     SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows (previously allowed), on a prospective basis. Stock option activity did not result in tax benefits during the three and six months ended June 30, 2006 due to our current tax position.
     Under SFAS No. 123R, any unearned or deferred compensation related to stock awards granted prior to the adoption of SFAS No. 123R must be eliminated against the appropriate equity accounts. Therefore, we eliminated our remaining deferred compensation balance at January 1, 2006 against additional paid-in capital. Compensation expense related to these stock awards continues to be amortized to the consolidated statement of operations with an offsetting entry to additional paid-in capital.
     In November 2005, the FASB issued final FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the “FSP”). The FSP provides simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. A one-time election to adopt the transition method in the FSP is available to those entities adopting SFAS No. 123R using either the modified-retrospective or modified-prospective method. We have elected to use this transition method to calculate our APIC pool upon adoption of SFAS No. 123R on January 1, 2006.
     Stock-Based Compensation Under SFAS No. 123R
     Total stock-based compensation cost recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 was $2,384,000 and $3,643,000, respectively. There was no tax benefit recognized related to stock-based compensation expense based on our current tax position. Stock-based compensation costs in the amount of $214,000 and $335,000 were capitalized during the three and six months ended June 30, 2006, respectively. These costs are added to capitalized product development costs on the consolidated balance sheet and then subsequently amortized after general release of the respective product that is directly related to such costs.
     As a result of adopting SFAS No. 123R on January 1, 2006, our operating loss, loss before income taxes and net loss for the three and six months ended June 30, 2006 were $856,000 and $1,660,000 greater, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 were $.01 and $.02 greater, respectively, than if we had continued to account for share-based compensation under APB 25. The adoption of SFAS No. 123R had no impact on our net cash used in operating or provided by financing activities for the three and six months ended June 30, 2006. These differences are due to recording compensation expense for stock options granted with an exercise price equal to the fair market value of our common stock on the date of grant. Such stock options would result in no expense on a pro forma basis under the provisions of APB 25.

     The following table presents the pro forma impact on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Reported loss applicable to common stock	$(29,914)	$(45,872)
Deduct stock-based compensation expense included in reported loss applicable to common stock (a)	513	1,166
Add stock-based compensation expense determined under the fair value based method for all awards (a)	(1,554)	(3,256)

Pro forma net loss applicable to common stock	$(30,955)	$(47,962)

Basic and diluted loss per share:
As reported	$(0.35)	$(0.53)
Pro forma	$(0.36)	$(0.56)

(a)	These amounts reflect a $0 income tax effect.
     Disclosures for the three and six months ended June 30, 2006 are not presented because stock-based compensation expense has been recognized in the consolidated financial statements by applying the fair value recognition provisions of SFAS No. 123R.
     As of June 30, 2006, we had $2,917,000 of total unrecognized compensation cost related to non-vested stock option awards granted under all equity compensation plans and $1,455,000 of total unrecognized compensation cost related to non-performance-based restricted stock awards for which the periods of restriction have not yet lapsed. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of 0.8 years and 0.9 years for the stock options and restricted stock, respectively. See the discussion of performance-based restricted stock below.
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
     Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. We applied an estimated 15% forfeiture rate to all awards still vesting during the three and six months ended June 30, 2006. No forfeiture rate was applied to the pro forma disclosure of compensation expense prior to the adoption of SFAS No. 123R, as permitted under SFAS No. 123.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Expected term (in years)	4.8	3.9
Expected stock price volatility	70%	74%
Risk-free interest rate	5.0%	3.6%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$4.25	$5.42

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Expected term (in years)	4.8	3.9
Expected stock price volatility	71%	75%
Risk-free interest rate	4.6%	3.7%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$6.21	$5.45
     Stock Option Activity

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	(in thousands)	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2005	4,877	$9.65
Granted with an exercise price equal to the market price	8	10.22
Exercised	(202)	4.44
Cancelled	(4)	5.22
Forfeited	(6)	6.00

Outstanding at June 30, 2006	4,673	9.89	4.9 years	$9,419

Exercisable at December 31, 2005	3,206	11.74	4.4 years	$24,101

Exercisable at June 30, 2006	3,431	11.54	4.1 years	$5,202

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average grant date exercise price of options granted	$6.98	$9.53	$10.22	$9.49
Intrinsic value of options exercised (in thousands)	$—	$911	$2,631	$1,145
     The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 is calculated as the difference between the market price of the underlying common stock at June 30, 2006 and the exercise price of the options for the options that had exercise prices that were lower than the $8.09 closing market price of our common stock at June 30, 2006. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 of $0 and $2,631,000, respectively, was determined as of the date of the respective exercises.

     The following table summarizes information on outstanding and exercisable stock options as of June 30, 2006 (shares in thousands):

					Weighted
					Average
					Remaining
			Weighted Average		Contractual
	Shares Covered by Options		Exercise Price		Life
Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding
$2.32 — $3.45	675	283	$2.63	$2.79	7.0
3.57 — 5.20	1,184	742	3.62	3.62	6.9
5.24 — 7.75	192	160	5.85	5.76	6.0
7.90 — 11.75	685	348	9.96	10.03	7.0
11.79 — 16.83	1,029	990	13.67	13.70	3.7
20.00	908	908	20.00	20.00	0.3

	4,673	3,431	9.89	11.54	4.9

     Stock option exercise activity during the three and six months ended June 30, 2006 resulted in total proceeds of $0 and $898,000, respectively. Stock option exercise activity during the three and six months ended June 30, 2005 resulted in total proceeds of $1,128,000 and $1,328,000, respectively. Amounts reflected in the consolidated statements of cash flows differ from these amounts due to the timing of cash received related to the exercises. Amounts receivable from employee stock option exercises totaled $3,000 and $5,288,000 at June 30, 2006 and December 31, 2005, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.
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

		Weighted
		Average
		Grant
	Shares	Price
Outstanding at December 31, 2005	430	$9.89
Granted	—	—
Vested	(233)	7.88
Forfeited	(18)	9.33

Outstanding at June 30, 2006	179	11.70

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Restricted stock shares vested	233	27	233	74
Weighted average grant date fair value of restricted stock shares vested	$7.88	$7.38	$7.88	$9.33
Total fair value of restricted stock shares vested (in thousands)	$1,835	$202	$1,835	$691
     There were no restricted stock awards granted during the three and six months ended June 30, 2005.
     Total stock-based compensation recorded in the statement of operations related to the non-performance-based restricted stock awards was $1,528,000 and $1,983,000 during the three and six months ended June 30, 2006, respectively.

     Restricted stock — performance-based awards
     In 2005, we granted 655,000 shares of restricted stock to certain key members of management under the Plan. Also, during the three months ended June 30, 2006, we granted 20,000 shares of restricted stock to two additional members of management under the Plan. In addition, two employees forfeited a total of 15,000 shares initially granted to them in 2005 as a result of terminating their employment with the Company in the three months ended June 30, 2006. The remaining 660,000 shares of restricted stock are restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission. Further, some or all of the restricted stock may be forfeited on such date if certain financial targets are not achieved for the year ending December 31, 2007. The restricted stock will also be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock. No compensation expense was recorded in 2005 or the three and six months ended June 30, 2006 related to this grant since the achievement of the 2007 financial targets was not deemed probable. These awards have a weighted average grant date fair value of $15.12 and could result in the recognition of a maximum of $9,979,000 of compensation expense in future periods should the performance conditions be achieved. Such compensation expense, if any, could be recognized during the period from July 2006 through March 2008. Recognition of this expense in future periods is dependent upon the assessment as to whether the achievement of the performance conditions is deemed probable at the end of each reporting period.
     Total restricted stock
     As of June 30, 2006, a total of 839,000 shares of restricted common stock granted to employees as compensation that will or could result in the recognition of compensation expense in future periods remained outstanding and unvested. The following table discloses the vesting of this restricted stock as of June 30, 2006, assuming the full amount of the performance-based awards granted vest in 2008 upon reaching the 2007 financial targets (in thousands):

Number
Vesting Period	of Shares
July 1, 2006 to December 31, 2006	71
2007	83
2008	685

Total	839

4. Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $31,498,000 and $54,183,000 for the three and six months ended June 30, 2006 and $29,488,000 and $45,196,000 for the three and six months ended June 30, 2005, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.
5. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding (in thousands):

	June 30
	2006	2005
Stock options	4,673	7,376
Warrants	—	679
Contingent shares	1,276	843
Redeemable convertible preferred stock, Series D	—	1,115
Convertible senior notes	12,747	—

Total common stock equivalents	18,696	10,013

     The calculation of loss per share of common stock for the three and six months ended June 30, 2006 and 2005 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the weighted average number of shares outstanding for the three and six months ended June 30, 2006 and 2005 were used in their respective calculations of basic and diluted loss per share of common stock.

6. Inventories
     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.
7. Capitalized Product Development Costs and Research and Development Costs
     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning balance	$35,657	$43,688	$27,595	$28,659
Additions	20,108	16,232	33,969	34,241
Amortization	(14,635)	(15,698)	(19,548)	(18,678)
Writedowns	(810)	(2,044)	(1,696)	(2,044)

Ending balance	$40,320	$42,178	$40,320	$42,178

     Research and development costs were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross research and development costs	$30,823	$26,676	$55,346	$53,651
Research and development costs capitalized	(20,108)	(16,232)	(33,969)	(34,241)

Research and development expense	$10,715	$10,444	$21,377	$19,410

8. Convertible Senior Notes
     In May 2006, we issued $75,000,000 of convertible senior notes (“notes”) due May 31, 2026. The notes are senior unsecured obligations and are subordinate to all secured debt obligations. The notes bear interest at 7.125% per annum and are payable semi-annually on May 31 and November 30 of each year, beginning November 30, 2006. We accrued $460,000 of interest expense related to the notes during the three and six months ended June 30, 2006.
     The holders of the notes could initially convert the notes into shares of our common stock at any time prior to the maturity date or redemption of the notes at a conversion rate of 92.0810 shares per $1,000 principal amount of notes, which represented an initial conversion price of approximately $10.86 per share. The conversion rate would be adjusted upon the occurrence of certain events, including the following:
•	Our controlling stockholder and his affiliates become the beneficial owner, directly or indirectly, of 90% or more of the aggregate fair value of our outstanding capital stock. In this event, the conversion rate will increase by 7.2495 shares per $1,000 principal amount of the notes. This conversion rate increase is subject to future adjustment in accordance with the provisions of the indenture governing the notes.

•	On any date prior to May 31, 2008, if (1) the arithmetic average of the daily volume-weighted average price of our common stock for any 20 trading days within a period of 30 consecutive trading days ending on such date, is less than $8.00, as may be adjusted for capital changes, and (2) 110% of the closing sale price is less than or equal to $8.80, as may be adjusted, then the conversion rate will increase on that date such that the conversion price would be $8.80 per share of common stock (“$8.80 reset feature”).

•	On any date prior to May 31, 2008, if (1) the arithmetic average of the daily volume-weighted average price of our common stock for any 20 trading days within a period of 30 consecutive trading days ending on such date, is less than $6.00, as may be adjusted for capital changes, and (2) 110% of the closing sale price is less than or equal to $6.60, as may be adjusted, then the conversion rate will increase on that date such that the conversion price would be $6.60 per share of common stock.

•	On May 31, 2008 or May 31, 2009, if 110% of the arithmetic average of the daily volume-weighted average price of our common stock for any 20 trading days within a period of 30 consecutive trading days ending on such dates is less than the conversion price in effect at that time, then the conversion rate will be increased so that the conversion price would be 110% of the daily volume-weighted average price calculated at these respective dates. The conversion rate will not be adjusted on these dates if 110% of the daily volume-weighted average price for such 20 trading days within such period of 30 consecutive trading days ending on such dates is equal to or greater than the conversion price in effect at that time. In no event shall the conversion rate be adjusted such that the conversion price would be less than $6.60 per share, as may be adjusted for capital changes.

•	We effect certain business combinations, asset sales or changes in ownership where the consideration paid to the common stockholders includes securities (or other property) that are neither traded on a U.S. national securities exchange nor quoted on the Nasdaq National Market nor scheduled to be so traded or quoted immediately after such transaction. In these events, the conversion rate will increase at varying amounts with a maximum increase of 9.23 shares per $1,000 principal amount of the notes.

•	Issuance of additional shares of common stock, convertible securities, rights to holders of our common stock, such as stock splits, declaration of dividends and certain other distributions and capital changes.
     Effective June 26, 2006, the conversion rate was adjusted in accordance with the $8.80 reset feature so that the conversion price was adjusted to $8.80 per share of common stock. As a result of this conversion rate adjustment, we recorded a $9,119,000 discount on the notes that will be amortized by applying the effective interest method over the period from the date the conversion price was adjusted (June 26, 2006) to May 31, 2010, the date at which the holders may first require us to redeem the notes. Amortization related to this discount totaled $24,000 and is included in interest expense in the consolidated statement of operations. Any future conversion rate adjustments may result in the recognition of an additional discount and interest expense to be recorded in our financial statements.
     On or after June 6, 2013, subject to certain notification provisions, we may from time to time, at our option, redeem some or all of the notes for cash equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
     On each of May 31, 2010, May 31, 2016, and May 31, 2021, the holders may require us to repurchase all or a portion of their notes at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. In addition, the holders may require us to repurchase all or a portion of their notes upon certain fundamental changes (as defined in the indenture governing the notes as a change in control or if our common stock is neither listed for trading on a U.S. national securities exchange nor quoted on the Nasdaq National Market), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.
     The terms of these convertible senior notes do not prohibit our ability to declare or pay dividends on our common stock, but the payment of dividends may result in an adjustment to the conversion rate of the convertible senior notes as described above. Also, the holders of the convertible senior notes are not entitled to voting rights until they elect to convert their notes into shares of our common stock. The terms of the convertible senior notes limit our ability to incur additional indebtedness and perform certain other business activities, as more fully described in “Part II. Other Information – Item 1A. Risk Factors” of this Form 10-Q.
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
     Total costs related to the issuance of the notes incurred during the three and six months ended June 30, 2006 of $2,283,000 were capitalized and are being amortized by applying the effective interest method over the period from the issuance date to May 31, 2010, the date at which the holders may first require us to repurchase the notes. Amortization related to these costs totaled $49,000 during the three and six months ended June 30, 2006 and is included in interest expense in the consolidated statement of operations.
     The issuance of these convertible senior notes was in addition to the $75 million of convertible senior notes previously issued in September 2005.

9. Restructuring
     Late in 2005, we evaluated our operating results and internal product development strategy as we continued our preparation for the current console transition and next generation video game development. In December 2005, we announced our plan to close and terminate all employees at our Adelaide, Australia (Ratbag) studio, as well as our plan to consolidate certain product development activity to our other existing studios, in an effort to reduce our cost structure and improve operating efficiency. This plan resulted in the termination of 71 employees, all of whom had been notified as of December 31, 2005. We incurred charges for severance costs related to these employees, as well as accrued charges for operating leases and other commitments for which we will receive no future economic benefit, fixed asset disposals, impairment of capitalized product development costs and the write-off of recorded goodwill related to the acquisition. Total anticipated costs under these restructuring efforts of $10.8 million were recognized as restructuring expenses prior to December 31, 2005.
     A reconciliation of the December 31, 2005 and June 30, 2006 liability balances arising from the restructuring activity discussed above is as follows (in thousands):

Lease and
Long-Term
Commitments
and Other
Costs
Balances at December 31, 2005	$1,286
Provision	(161)
Usage/payouts	(296)

Balances at June 30, 2006	$829

     These liabilities are included with other accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “plan,” “strategy,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the performance of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the current console platform transition and other technological changes, dependence on major platform manufacturers, volatility of the market price of our common stock, decisions by Sumner Redstone or his affiliates with respect to his ownership or trading of our common stock, and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 as updated by “Part II. Other Information – Item 1A. Risk Factors” in this Form 10-Q, and in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by law.
Overview
     We have one operating segment, developing and publishing interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and personal computers (“PCs”) to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms, including Sony’s PlayStation 2 (“PS2”) and PlayStation Portable (“PSP”) computer entertainment systems, Microsoft’s Xbox and Nintendo’s GameCube and Game Boy Advance, and also for PCs. Most of our video games have suggested retail prices on the initial release date in North America ranging from $39.99 to $49.99 for home console games, $19.99 to $49.99 for handheld games and $29.99 to $49.99 for PC games. Most of our video games have suggested retail prices on the initial release date in international markets ranging from $35.00 to $70.00 for home console games, $25.00 to $40.00 for handheld games and $35.00 to $65.00 for PC games. We are currently developing games for the next generation of home console platforms including Sony’s PlayStation 3, Microsoft’s Xbox 360 and Nintendo’s Wii, as well as Nintendo’s newest handheld device, the DS. We have not yet released any video games for the next generation of home console platforms or the Nintendo DS. We expect retail price ranges for our next-generation video games on the initial release date to increase from those for our current platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.
New Console Cycle, Recent Trends and Uncertainties
     Our revenues and results of operations could be negatively impacted by the new console cycle, decreasing selling prices of our video games developed for the older generation of consoles and increased development costs for video games developed for the new generation of consoles.
     New Console Cycle — The older generation of game platforms includes the following home consoles: the PS2, released in 2000, the GameCube and the Xbox, released in 2001, and the Nintendo handheld platform, Game Boy Advance, introduced in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft released its new home console platform, the Xbox 360, in November 2005. Sony and Nintendo are expected to release their new home console platforms sometime later in 2006. We are currently planning for this transition in our product development process. As we move through the home console transition period, we expect our future revenues and operating results could continue to be negatively impacted, which could cause our stock price to fluctuate significantly.

     Decreasing Revenues and Selling Prices — At the end of each cycle, when the introduction of a new generation of home game consoles is announced, net revenues related to the older generation of consoles and games generally diminish, as consumers defer and decrease purchases in anticipation of the new consoles and games, and video game developers lower prices on games for the older generation of consoles. Industry-wide North American retail unit and dollar sales continued to decline for the older generation of home consoles and related software during the first and second quarters of 2006 compared to the same quarters in 2005. We believe this continued decline is due in large part to the ongoing home console transition. We expect that this trend will continue and that our future revenues could be negatively affected until completion of the transition period.
     Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. We believe our strategy of growing our internal product development resources will facilitate an efficient cost structure for development of video games for the next generation of consoles because we will be able to share and reuse versus recreate technologies and developed assets across our internal studios. However, we expect that video games for the next generation of consoles will be more costly and take longer to develop. Specifically, we expect the development cycle for video games for the next generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the current generation of consoles of 12 to 36 months. We expect our costs related to developing titles on the next generation of consoles will generally range between $10 million to $25 million per title, which represents a substantial increase in costs incurred to develop current generation titles, which have ranged from $4 million to $16 million.
Handheld Market
     In November 2004, Nintendo launched a dual-screened, portable game system, Nintendo DS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. Although we have released two video games for the PSP since the fourth quarter of 2005 and are currently developing our first title for the DS, the handheld market is not currently a significant part of our business. We anticipate devoting more resources toward this market in the future.
PC Market
     We anticipate generating increased revenues from games played on PCs in the future. We expect to further increase our revenue from the PC market in future periods through our publishing agreements for The Lord of the Rings Online: Shadows of Angmar in North America and the next installment of Unreal Tournament, both scheduled for release in 2007, along with additional scheduled releases of PC titles in 2006 and 2007. We also recently released our PC title, Rise and Fall: Civilizations at War, in both North America and internationally in June 2006. We believe that the PC business has historically been less cyclical than the home console business and that marketing games to the PC market will help to stabilize our revenues during the current home console transition period.
Children’s Market
     During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. We believe that video game sales for the children’s market will perform well during the current home console transition period, particularly on the older video game consoles and the handheld platforms. We released our first video game under these agreements, Ed, Edd n’ Eddy: The Mis-Edventures, during the fourth quarter of 2005. Our second video game under these agreements was released in July 2006, The Ant Bully, a video game based upon the animated feature film by Warner Bros. recently released in theaters. We also currently have another video game in development which is based upon the upcoming animated feature film by Warner Bros., Happy Feet, expected to be released in the fourth quarter of 2006.
Strategic Alliances
     During 2005, we announced a strategic relationship with MTV Networks to jointly market three video game titles and collaborate on soundtrack development for two of these titles. L.A. RUSH, released in October 2005 on the PS2 and Xbox, was the first of the three titles to be released under the relationship. The second title under the MTV alliance, The Wheelman featuring the talents of Vin Diesel is currently under development. This alliance with MTV is expected to help increase the overall marketing reach and exposure of our titles released under the agreement.

     MTV is a subsidiary of Viacom Inc. Our largest stockholder, Sumner M. Redstone, is the chairman of the board and chief executive officer of National Amusements, Inc. (“NAI”). NAI is the parent company of Viacom.
     In February 2006, we announced that we will co-publish and distribute Turbine, Inc.’s PC title, The Lord of the Rings Online: Shadows of Angmar in North America. The Lord of the Rings Online is the world’s first and only massively multiplayer online (MMO) role-playing game based upon the literary works of J.R.R. Tolkien.
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
     On January 1, 2006, we adopted the modified-prospective application method allowed under SFAS No. 123R which requires compensation cost to be recognized for all stock awards issued subsequent to adoption, as well as the unvested portion of awards outstanding on the date of adoption. Prior to January 1, 2006, we accounted for stock-based awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The adoption of SFAS No. 123R resulted in the recognition of $856,000 and $1,660,000 of compensation cost related to stock options during the three and six months ended June 30, 2006, respectively. The modified-prospective application method does not impact the financial results of our previously reported periods. During the three and six months ended June 30, 2006, we also recognized $1,528,000 and $1,983,000 of compensation cost, respectively, related to previously issued restricted shares of our common stock, which also would have been recognized under the provisions of APB 25. As of June 30, 2006, we had $4,372,000 of total unrecognized compensation cost related to all share-based awards, excluding performance-based restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of less than one year. We also had performance-based restricted stock awards outstanding at June 30, 2006 previously granted to key members of management. These awards could result in a maximum of $9,979,000 of compensation expense in future periods should the performance conditions be achieved. Such compensation expense, if any, could be recognized during the period from July 2006 through March 2008. Recognition of this expense in future periods is dependent upon the assessment as to whether the achievement of the performance conditions is deemed probable at the end of each reporting period.
     We made no modifications to outstanding share-based payment arrangements in conjunction with the adoption of SFAS No. 123R.
     See Note 3 to the consolidated financial statements for further details on stock-based compensation and the impact of adopting SFAS No. 123R during the current period.

Majority Stockholder
     Sumner M. Redstone, our largest stockholder, had aggregate beneficial holdings of approximately 88% of our outstanding voting securities as of June 30, 2006. As the majority voting stockholder of Midway, Mr. Redstone can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” transaction. Mr. Redstone has also stated that Midway could be considered as a potential Viacom acquisition candidate. Mr. Redstone is the chairman of the board and chief executive officer of NAI. NAI is the parent company of Viacom. In 2004, Viacom established an Ad Hoc Committee on Electronic Games to consider any proposed transactions or business arrangements between Viacom and Midway. According to Viacom’s proxy statement for its 2006 annual meeting filed with the SEC, it dissolved the Ad Hoc Committee in connection with the separation of Viacom and CBS Corporation on December 31, 2005. Neither Mr. Redstone nor Viacom has made any proposals to Midway regarding any proposed material corporate transactions or business arrangements. Midway also has formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, comprised of three independent directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, Inc., a corporation of which Mr. Redstone indirectly owns a controlling interest.
Issuance of Convertible Senior Notes
     During May 2006, we completed the private placement of $75 million of convertible senior notes resulting in net proceeds of approximately $72.7 million. We intend to use the proceeds from the offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to fund future acquisitions of, or strategic alliances with, development companies or other companies involved in the development, production or sales of videogames. See Note 8 to the consolidated financial statements for further details on these convertible senior notes.

Results of Operations
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
     The following table provides our periodic operating results in dollars and as expressed as a percentage of total net revenues (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
Net revenues	$25,922	100.0%	$36,926	100.0%
Cost of sales:
Product costs and distribution	10,289	39.7%	13,904	37.7%
Royalties and product development	17,009	65.6%	21,165	57.3%

Total cost of sales	27,298	105.3%	35,069	95.0%

Gross profit	(1,376)	(5.3)%	1,857	5.0%
Research and development expense	10,715	41.3%	10,444	28.3%
Selling and marketing expense	12,937	49.9%	15,779	42.7%
Administrative expense	5,446	21.0%	4,469	12.1%
Restructuring and other charges	(161)	(0.6)%	—	0.0%

Operating loss	(30,313)	(116.9)%	(28,835)	(78.1)%
Interest income	1,143	4.4%	490	1.3%
Interest expense	(2,192)	(8.5)%	(371)	(1.0)%
Other income and (expense), net	782	3.0%	(806)	(2.1)%

Loss before income taxes	(30,580)	(118.0)%	(29,522)	(79.9)%
Provision for income taxes	427	1.6%	328	0.9%

Net loss	(31,007)	(119.6)%	(29,850)	(80.8)%
Preferred stock dividends:
Distributed	—	—	63	0.2%
Imputed	—	—	1	0.0%

Loss applicable to common stock	$(31,007)	(119.6)%	$(29,914)	(81.0)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Three Months Ended
	See	June 30,		Increase /	Percent
	explanation	2006	2005	(Decrease)	Change
Consolidated net revenues	A	$25,922	$36,926	$(11,004)	(29.8)%
North American net revenues	B	19,836	24,798	(4,962)	(20.0)%
International net revenues	C	6,086	12,128	(6,042)	(49.8)%
Cost of sales:
Product cost and distribution	D	10,289	13,904	(3,615)	(26.0)%
Royalties and product development	E	17,009	21,165	(4,156)	(19.6)%
Research and development expense	F	10,715	10,444	271	2.6%
Selling and marketing expense	G	12,937	15,779	(2,842)	(18.0)%
Administrative expense	H	5,446	4,469	977	21.9%
Restructuring and other charges	I	(161)	—	(161)	(100.0)%
Interest income	J	1,143	490	653	133.3%
Interest expense	K	(2,192)	(371)	(1,821)	490.8%
Other income and (expense), net	L	782	(806)	1,588	(197.0)%
Provision for income taxes	M	427	328	99	30.2%
Preferred stock dividends	N	—	64	(64)	(100.0)%

A. Consolidated Net Revenues
     The following table provides our total net revenues by platform (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
Net revenues by platform
Sony PlayStation 2 (“PS2”)	$13,835	53.4%	$13,801	37.4%
Microsoft Xbox	1,327	5.1%	18,087	49.0%
Nintendo GameCube (“NGC”)	1,864	7.2%	210	0.6%
Nintendo Game Boy Advance (“GBA”)	41	0.2%	174	0.5%
Sony PlayStation Portable (“PSP”)	2,144	8.3%	—	—
Personal Computer (“PC”)	4,978	19.2%	2,153	5.8%
License and royalty	1,616	6.2%	1,746	4.7%
Other	117	0.4%	755	2.0%

Total net revenues	$25,922	100.0%	$36,926	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Three Months Ended June 30, 2006
MLB Slugfest 2006	PS2, Xbox	North America
NBA Ballers: Phenom	PS2	North America
NBA Ballers: Rebound	PSP	North America
Rampage: Total Destruction	PS2, NGC	North America
Rise & Fall: Civilizations At War	PC	North America
Rampage: Total Destruction	PS2	International
Rise & Fall: Civilizations At War	PC	International

Three Months Ended June 30, 2005
Area 51	PS2, Xbox, PC	North America
Unreal Championship 2	Xbox	North America
Area 51	PS2, Xbox, PC	International
NARC	Xbox	International
Unreal Championship 2	Xbox	International
     The decrease in consolidated net revenues was attributable to a 39.6% decrease in our per-unit net selling price, partially offset by an increase in unit sales volume of 14.4%. Also included in net revenues, license and royalty revenue decreased $130,000 (7.4%) from 2005 to 2006, for the three months ended June 30.
B. North American Net Revenues
     Our top three selling titles in North America during the three months ended June 30, 2006 represented $13,287,000 of current period net revenues. These included the recent releases of NBA Ballers: Phenom, Rampage: Total Destruction and MLB Slugfest 2006. Our top three selling titles in North America during the three months ended June 30, 2005 represented $22,872,000 of net revenues and included Area 51, Unreal Championship 2 and continued sales of NARC, which was released in North America during the first quarter of 2005. North American net revenues also include substantially all license and royalty revenues for the three months ended June 30, 2006 and 2005.

C. International Net Revenues
     Our top three selling titles internationally during the three months ended June 30, 2006 represented $4,996,000 of current period net revenues. These included the current period releases of Rise & Fall: Civilizations at War and Rampage: Total Destruction, as well as continued sales of Midway Arcade Treasures: Extended Play, a title we released internationally in the first quarter of 2006. Our top three selling titles internationally during the three months ended June 30, 2005 represented $9,322,000 of net revenues. These included Area 51, Unreal Championship 2 and continued sales of Mortal Kombat: Deception, which was released in the fourth quarter of 2004.
D. and E. Cost of Sales
     Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. The decrease in product and distribution costs resulted from a 35.3% decrease in our per-unit disk costs, offset by an increase in unit sales volume of 14.4%. The disk costs include royalties payable to the platform manufacturers. The decrease in per-unit disk costs was partly due to selling a higher proportion of PC titles, for which we are not charged a royalty from platform manufacturers. We also sold more console games with a lower average retail price upon first release in 2006 compared to 2005, for the three months ended June 30, for which we are charged a lower royalty by platform manufacturers.
     The decrease in royalties and product development costs was primarily attributable to decreased amortization and writedowns of capitalized product development costs from 2005 to 2006, for the three months ended June 30. Certain video games released in the three months ended June 30, 2005 had significantly higher amounts of capitalized product development costs upon release compared to those released in the three months ended June 30, 2006. In addition, we recorded a $2,044,000 writedown for a future release in the three months ended June 30, 2005 compared to a writedown of $810,000 during the three months ended June 30, 2006. Also, royalty expense incurred on our video games sold decreased $1,458,000, from $2,859,000 in 2005 to $1,401,000 in 2006, for the three months ended June 30. This was attributable to the fact that we incurred a significant publishing fee related to the release of Unreal Championship 2 during the three months ended June 30, 2005.
     Amortization and writedowns of capitalized product development costs were as follows:

	Three Months Ended
	June 30,
Description	2006	2005
Amortization of capitalized product development costs	$14,635,000	$15,698,000
Writedown related to a future release	810,000	2,044,000

Total	$15,445,000	$17,742,000

F. Research and Development Expense
     Research and development expense represents product development overhead and product development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three Months Ended
	June 30,
Description	2006	2005
Gross research and development costs	$30,823,000	$26,676,000
Research and development costs capitalized	(20,108,000)	(16,232,000)

Research and development expense	$10,715,000	$10,444,000

     The increase in gross research and development costs was attributable to a $2,972,000 increase in research and development payroll and related benefits in 2006 compared to 2005, for the three months ended June 30. This increase in research and development payroll and related benefits was primarily a result of the headcount added with our acquisition of The Pitbull Syndicate Ltd (“Pitbull”) in October 2005, as well as growth of our other existing development studios and increased stock compensation expense recognized in 2006 upon the termination of certain employees during the period which accelerated the recognition of stock compensation expense related to their restricted stock. Prior to the acquisition, Pitbull was a privately-held software developer based in Newcastle, United Kingdom working with us on the development of L.A. RUSH, a video game we released in October 2005. All costs incurred related to Pitbull’s development of L.A. RUSH during the three months ended June 30, 2005 were included in third-party milestones, which are included in gross research and development costs. Rent expense related to research and development also increased $566,000 during 2006 compared to 2005, for the three months ended June 30, as a result of adding the Pitbull studio and also incurring costs to exit the former building we leased for our studio in Austin, Texas. These increases were partially offset by a $546,000 decrease in third-party milestones, from $7,747,000 in 2005 to $7,201,000 in 2006, for the three months ended June 30. The remaining increase was attributable to net increases in various other research and development costs.
G. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense decreased $2,234,000, to $9,060,000 in 2006 compared to $11,294,000 in 2005, for the three months ended June 30. Advertising expense for the three months ended June 30, 2006 was primarily attributable to support of our recent releases of NBA Ballers: Phenom, NBA Ballers: Rebound and Rise & Fall: Civilizations at War. Advertising expense for the three months ended June 30, 2005 was primarily in support of our current releases during the second quarter of 2005, as well as continued advertising support for Mortal Kombat: Deception and NARC, which were released in prior quarters. We also reduced selling and marketing payroll and related benefits by $424,000, to $2,367,000 in 2006 from $2,791,000 in 2005, for the three months ended June 30. This decrease was due in part to severance costs incurred related to various marketing personnel during the three months ended June 30, 2005.
H. Administrative Expense
     The increase in administrative expense from 2005 to 2006 for the three months ended June 30 was due primarily to increased stock compensation expense recognized during 2006 upon the adoption of SFAS No. 123R. Total administrative stock compensation expense recorded during 2006 was $684,000 compared to $37,000 in 2005, for the three months ended June 30.
I. Restructuring and Other Charges
     In December 2005, we announced our plan to close our Adelaide, Australia development studio and terminate the employment of all related employees in an effort to reduce our cost structure and improve operating efficiency. Restructuring and other charges during the three months ended June 30, 2006 represent adjustments to previously estimated costs related to the 2005 restructuring plan.
J. Interest Income
     The increase in interest income from 2005 to 2006 for the three months ended June 30 was attributable to higher average cash balances, as well as an increase in average interest rates, during the same periods. We raised $150,000,000 in two separate financing transactions during the third quarter of 2005 and second quarter of 2006 that significantly affected our cash position during the three months ended June 30, 2006. See Note 8 to the consolidated financial statements for further details on the financing completed during the second quarter of 2006.
K. Interest Expense
     In September 2005, we issued $75,000,000 of convertible senior notes. These notes accrue interest at a stated rate of 6.00% which is payable semi-annually in arrears on March 30 and September 30 of each year beginning March 30, 2006.
     In May 2006, we issued $75,000,000 of convertible senior notes which are discussed in Note 8 to the consolidated financial statements. These notes accrue interest at a stated rate of 7.125% which is payable semi-annually in arrears on May 31 and November 30 of each year beginning November 30, 2006.

     We also have a term loan with a balance of $8,611,000 and $11,944,000 at June 30, 2006 and 2005, respectively. The term loan bears interest at our election of either the bank’s base rate or the LIBOR rate plus 2.75%, plus any monthly adjustment based on our level of liquidity.
     The increase in interest expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was attributable to additional interest incurred related to our convertible senior notes.
     We expect our interest expense to continue to increase in 2006. In June 2006, we recorded a $9,119,000 discount on the 7.125% convertible senior notes as a result of the adjustment to the conversion price to $8.80 per share of common stock. This discount will be amortized by applying the effective interest method over the period from the date the conversion price was adjusted (June 26, 2006) to May 31, 2010, the date at which the holders may first require us to redeem the notes. This discount amortization will be recognized as interest expense in our consolidated statement of operations. We expect to recognize approximately $1.1 million of interest expense in 2006 related to this discount amortization. Future conversion rate adjustments may result in the recognition of additional discounts and interest expense in our consolidated financial statements.
L. Other Income and (Expense), net
     Other income and (expense), net during the three months ended June 30, 2006 reflects $777,000 of foreign currency transaction gains compared to $814,000 of foreign currency transaction losses during the three months ended June 30, 2005.
M. Provision for Income Taxes
     Provision for income taxes was relatively consistent between 2005 and 2006 for the three months ended June 30. Income tax expense relates primarily to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three months ended June 30, 2006 and 2005.
N. Preferred Stock Dividends
     During the three months ended June 30, 2005, we incurred dividend charges in relation to the remaining 446 shares of our Series D preferred stock. All shares of the Series D preferred stock were converted into common stock during the third and fourth quarters of 2005 and all remaining dividends were paid in full.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
     The following table provides our periodic operating results in dollars and as expressed as a percentage of total net revenues (dollars in thousands):

	Six Months Ended June 30,
	2006		2005
Net revenues	$41,318	100.0%	$50,741	100.0%
Cost of sales:
Product costs and distribution	17,859	43.2%	18,970	37.4%
Royalties and product development	24,124	58.4%	24,695	48.7%

Total cost of sales	41,983	101.6%	43,665	86.1%

Gross profit (loss)	(665)	(1.6)%	7,076	13.9%
Research and development expense	21,377	51.8%	19,410	38.3%
Selling and marketing expense	19,390	46.9%	23,059	45.4%
Administrative expense	10,792	26.1%	8,649	17.0%
Restructuring and other charges	(161)	(0.4)%	—	0.0%

Operating loss	(52,063)	(126.0)%	(44,042)	(86.8)%
Interest income	2,138	5.2%	1,118	2.2%
Interest expense	(3,883)	(9.4)%	(724)	(1.4)%
Other income and (expense), net	976	2.4%	(1,439)	(2.8)%

Loss before income taxes	(52,832)	(127.8)%	(45,087)	(88.8)%
Provision for income taxes	774	1.9%	656	1.3%

Net loss	(53,606)	(129.7)%	(45,743)	(90.1)%
Preferred stock dividends:
Distributed	—	—	126	0.3%
Imputed	—	—	3	0.0%

Loss applicable to common stock	$(53,606)	(129.7)%	$(45,872)	(90.4)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Six Months Ended
	See	June 30,		Increase /	Percent
	explanation	2006	2005	(Decrease)	Change
Consolidated net revenues	A	$41,318	$50,741	$(9,423)	(18.6)%
North American net revenues	B	31,302	35,521	(4,219)	(11.9)%
International net revenues	C	10,016	15,220	(5,204)	(34.2)%
Cost of sales:
Product cost and distribution	D	17,859	18,970	(1,111)	(5.9)%
Royalties and product development	E	24,124	24,695	(571)	(2.3)%
Research and development expense	F	21,377	19,410	1,967	10.1%
Selling and marketing expense	G	19,390	23,059	(3,669)	(15.9)%
Administrative expense	H	10,792	8,649	2,143	24.8%
Restructuring and other charges	I	(161)	—	(161)	(100.0)%
Interest income	J	2,138	1,118	1,020	91.2%
Interest expense	K	(3,883)	(724)	(3,159)	436.3%
Other income and (expense), net	L	976	(1,439)	2,415	(167.8)%
Provision for income taxes	M	774	656	118	18.0%
Preferred stock dividends	N	—	129	(129)	(100.0)%

A. Consolidated Net Revenues
     The following table provides our total net revenues by platform (dollars in thousands):

	Six Months Ended June 30,
	2006		2005
Net revenues by platform
Sony PlayStation 2 (“PS2”)	$20,758	50.2%	$20,192	39.8%
Microsoft Xbox	5,607	13.6%	20,740	40.9%
Nintendo GameCube (“NGC”)	2,195	5.3%	2,817	5.6%
Nintendo Game Boy Advance (“GBA”)	233	0.6%	471	0.9%
Sony PlayStation Portable (“PSP”)	4,011	9.7%	—	—
Personal Computer (“PC”)	5,452	13.2%	2,153	4.2%
License and royalty	2,867	6.9%	3,531	7.0%
Other	195	0.5%	837	1.6%

Total net revenues	$41,318	100.0%	$50,741	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Six Months Ended June 30, 2006
L.A. RUSH	PC	North America
Midway Arcade Treasures: Deluxe Edition	PC	North America
MLB Slugfest 2006	PS2, Xbox	North America
NBA Ballers: Phenom	PS2, Xbox	North America
NBA Ballers: Rebound	PSP	North America
Rampage: Total Destruction	PS2, NGC	North America
Rise & Fall: Civilizations At War	PC	North America
Gauntlet: Seven Sorrows	PS2, Xbox	International
L.A. RUSH	PC	International
Midway Arcade Treasures: Extended Play	PSP	International
Rampage: Total Destruction	PS2	International
Rise & Fall: Civilizations At War	PC	International

Video Game Title	Platform	Territory
Six Months Ended June 30, 2005
Area 51	PS2, Xbox, PC	North America
Mortal Kombat: Deception	NGC	North America
NARC	PS2, Xbox	North America
Unreal Championship 2	Xbox	North America
Area 51	PS2, Xbox, PC	International
Maya the Bee	GBA	International
NARC	Xbox	International
Shadow Hearts: Covenant	PS2	International
Unreal Championship 2	Xbox	International
     The decrease in consolidated net revenues was primarily due to a decrease in our per-unit net selling price of 32.3% from 2005 to 2006, for the six months ended June 30, partially offset by an increase in unit sales volume of 20.3%. Also included in net revenues, license and royalty revenue decreased $664,000 (18.8%) from 2005 to 2006, for the six months ended June 30.
B. North American Net Revenues
     Our top three selling titles in North America during the six months ended June 30, 2006 represented $15,764,000 of current period net revenues. These included the current period releases of NBA Ballers: Phenom, Rampage: Total Destruction and MLB Slugfest 2006. Our top three selling titles in North America during the six months ended June 30, 2005 represented $26,281,000 of net revenues and included Area 51, Unreal Championship 2 and NARC, all titles released during the six months then ended. North American net revenues also included substantially all license and royalty revenues for the six months ended June 30, 2006 and 2005.

C. International Net Revenues
     Our top three selling titles internationally during the six months ended June 30, 2006 represented $6,726,000 of current period net revenues. These included the current period releases of Rise & Fall: Civilizations at War, Midway Arcade Treasures: Extended Play and Gauntlet: Seven Sorrows. Our top three selling titles internationally during the six months ended June 30, 2005 represented $11,307,000 of net revenues. These included Area 51, Unreal Championship 2 and Shadow Hearts: Covenant, all titles released internationally during the six months then ended.
D. and E. Cost of Sales
     Cost of sales includes product costs, distribution costs, royalties, and amortization and writedowns of capitalized product development costs. The decrease in product and distribution costs resulted from a 21.7% decrease in our per-unit disk costs, offset by an increase in unit sales volume of 20.3%. The disk costs include royalties payable to the platform manufacturers. The decrease in per-unit disk costs was due to selling a higher proportion of PC titles, for which we are not charged a royalty from platform manufacturers. We also sold more console games with a lower average retail price upon first release in 2006 compared to 2005, for the six months ended June 30, for which we are charged a lower royalty by platform manufacturers.
     The decrease in royalties and product development costs was primarily attributable to a decrease in royalty expense incurred on our video games sold during 2006 compared to 2005, for the six months ended June 30. During the six months ended June 30, 2005, we incurred a significant publishing fee related to the release of Unreal Championship 2. Royalty expense decreased $1,252,000, from $3,184,000 in 2005 to $1,932,000 in 2006, for the six months ended June 30.
     In addition, amortization and writedowns of capitalized product development costs were as follows:

	Six Months Ended
	June 30,
Description	2006	2005
Amortization of capitalized product development costs	$19,548,000	$18,678,000
Writedown related to a future release	1,696,000	2,044,000

Total	$21,244,000	$20,722,000

F. Research and Development Expense
     Research and development expense represents product development overhead and product development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Six Months Ended
	June 30,
Description	2006	2005
Gross research and development costs	$55,346,000	$53,651,000
Research and development costs capitalized	(33,969,000)	(34,241,000)

Research and development expense	$21,377,000	$19,410,000

     The increase in gross research and development costs was attributable to a $4,394,000 increase in research and development payroll and related benefits in 2006 compared to 2005, for the six months ended June 30. This increase in research and development payroll and related benefits was primarily a result of the headcount added with our acquisition of Pitbull in October 2005, as well as growth of our other existing development studios and increased stock compensation expense recognized in 2006 upon the termination of certain employees during the period which accelerated the recognition of stock compensation expense related to their restricted stock. All costs incurred related to Pitbull’s development of L.A. RUSH during the six months ended June 30, 2005 were included in third-party milestones, which are included in gross research and development costs. Rent expense related to research and development also increased $734,000 during 2006 compared to 2005, for the six months ended June 30, as a result of adding the Pitbull studio and also incurring costs to exit the former building we leased for our studio in Austin, Texas. Depreciation on developmental assets also increased $491,000 from 2005 to 2006, for the six months ended June 30. These increases were partially offset by a $4,142,000 decrease in third-party milestones, from $15,926,000 in 2005 to $11,784,000 in 2006, for the six months ended June 30. This decrease in third-party milestones was a result of no longer paying Pitbull for milestones, as well as significant milestone payments made during the six months ended June 30, 2005 related to certain PC titles.

G. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense decreased $2,735,000, to $12,374,000 for the six months ended June 30, 2006 compared to $15,109,000 for the six months ended June 30, 2005. Advertising expense for the six months ended June 30, 2006 was primarily attributable to support of our current period releases. Advertising expense for the six months ended June 30, 2005 was primarily attributable to support of our new releases during the six months then ended, as well as continued advertising support for Mortal Kombat: Deception, which was released on the PS2 and Xbox in the fourth quarter of 2004 and then on NGC in the first quarter of 2005. Additionally, selling and marketing expense was impacted by a $362,000 decrease in payroll and benefits, from $4,866,000 for the six months ended June 30, 2005 to $4,504,000 for the six months ended June 30, 2005. This decrease was due in part to severance costs incurred related to various marketing personnel during the six months ended June 30, 2005.
H. Administrative Expense
     The increase in administrative expense from 2005 to 2006 for the six months ended June 30 was due primarily to increased stock compensation expense recognized during 2006 upon the adoption of SFAS No. 123R. Total administrative stock compensation expense recorded during 2006 was $1,346,000 compared to $74,000 in 2005, for the six months ended June 30.
I. Restructuring and Other Charges
     In December 2005, we announced our plan to close our Adelaide, Australia development studio and terminate the employment of all related employees in an effort to reduce our cost structure and improve operating efficiency. Restructuring and other charges during the six months ended June 30, 2006 represent adjustments to previously estimated costs related to the 2005 restructuring plan.
J. Interest Income
     The increase in interest income from 2005 to 2006 for the six months ended June 30 was attributable to higher average cash balances, as well as an increase in average interest rates, during the same periods. We raised $150,000,000 in two separate financing transactions during the third quarter of 2005 and second quarter of 2006 that significantly affected our cash position during the six months ended June 30, 2006.
K. Interest Expense
     In September 2005, we issued $75,000,000 of convertible senior notes. These notes accrue interest at a stated rate of 6.00% which is payable semi-annually in arrears on March 30 and September 30 of each year beginning March 30, 2006.
     In May 2006, we issued $75,000,000 of convertible senior notes which are discussed in Note 8 to the consolidated financial statements. These notes accrue interest at a stated rate of 7.125% which is payable semi-annually in arrears on May 31 and November 30 of each year beginning November 30, 2006.
     We also have a term loan with a balance of $8,611,000 and $11,944,000 at June 30, 2006 and 2005, respectively. The term loan bears interest at our election of either the bank’s base rate or the LIBOR rate plus 2.75%, plus any monthly adjustment based on our level of liquidity.
     The increase in interest expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was attributable to additional interest incurred related to our convertible senior notes.
     We expect our interest expense to continue to increase in 2006. In June 2006, we recorded a $9,119,000 discount on the 7.125% convertible senior notes as a result of the adjustment to the conversion price to $8.80 per share of common stock. This discount will be amortized by applying the effective interest method over the period from the date the conversion price was adjusted (June 26, 2006) to May 31, 2010, the date at which the holders may first require us to redeem the notes. This discount amortization will be recognized as interest expense in our consolidated statement of operations. We expect to recognize approximately $1.1 million of interest expense in 2006 related to this discount amortization. Future conversion rate adjustments may result in the recognition of additional discounts and interest expense in our consolidated financial statements.

L. Other Income and (Expense), net
     Other income and (expense), net during the six months ended June 30, 2006 reflects $968,000 of foreign currency transaction gains compared to $1,432,000 of foreign currency transaction losses during the six months ended June 30, 2005.
M. Provision for Income Taxes
     Provision for income taxes was relatively consistent between 2005 and 2006 for the six months ended June 30. Income tax expense relates primarily to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the six months ended June 30, 2006 and 2005.
N. Preferred Stock Dividends
     During the six months ended June 30, 2005, we incurred dividend charges in relation to the remaining 446 shares of our Series D preferred stock. All shares of the Series D preferred stock were converted into common stock during the third and fourth quarters of 2005 and all remaining dividends were paid in full.
Liquidity and Capital Resources
     Our principal source of operating cash is from the distribution and sale of our video games. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, third-party manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of June 30, 2006, our primary source of liquidity was $128,463,000 of cash and cash equivalents, compared with $98,376,000 at December 31, 2005. Our working capital at June 30, 2006 totaled $154,452,000, compared with $136,722,000 at December 31, 2005. Our strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.
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
     During the six months ended June 30, 2006, gross receivables, excluding the impact of receivables provisions, decreased by $8,930,000 due to cash collections and credits granted to customers exceeding sales for the period. Accounts payable, accruals and deferred revenue decreased from the beginning of the period by a net $4,665,000 due to the timing of costs incurred and payments made in relation to our video games released in the fourth quarter of 2005 and the first two quarters of 2006. The video game costs accrued include inventory and distribution costs, as well as platform royalties owed. Partially offsetting this decrease, deferred revenue increased by $1,701,000, primarily as a result of an in-game advertising agreement we entered into during the six months ended June 30, 2006. We also invested $5,141,000 in property and equipment during the six months ended June 30, 2006, relating primarily to computer equipment and software used to develop new video games. Also during the six months ended June 30, 2006, financing activities resulted in net proceeds of $72,717,000 from the issuance of the 7.125% convertible senior notes in May 2006 as well as $6,183,000 of proceeds received from the exercise of common stock options. See Note 8 of the consolidated financial statements for further details on the convertible senior notes.
     We believe that our cash and cash equivalents at June 30, 2006 of $128,463,000, along with additional availability under a bank financing discussed below, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and other anticipated needs for at least the next twelve months. Therefore, we believe that we will not need to raise additional debt or equity financing during 2006. Any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan and the current home console transition.

     We have a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000 (the “Credit Facility”). The outstanding balance of the term loan was $8,611,000 at June 30, 2006. Availability under the revolving line of credit is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. At June 30, 2006, we had $5,060,000 available for borrowings under the line of credit. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the maturity date of March 3, 2009, the lender is entitled to receive penalty payments not to exceed $450,000.
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
     The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$8,611	$3,333	$5,278	$—	$—
Interest on long-term debt obligations(2)	947	584	363	—	—
Convertible senior notes(3)	150,000	—	75,000	75,000	—
Interest on convertible senior notes(4)	33,680	9,844	18,938	4,898	—
Operating lease obligations(5)	9,434	3,242	3,329	1,349	1,514
Purchase obligations(6)	71,340	35,614	26,781	8,160	785
Other liabilities(7)	1,635	1,439	196	—	—

Total	$275,647	$54,056	$129,885	$89,407	$2,299

(1)	These obligations are reflected on our consolidated balance sheet at June 30, 2006 in current portion of long-term debt and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank’s base rate on June 30, 2006 (8.25%). These obligations are not reflected on our consolidated balance sheet at June 30, 2006.

(3)	Assumes our two convertible senior note instruments are carried through the dates the holders may first require redemption of the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at June 30, 2006.

(4)	Assumes our convertible senior note instruments are carried through the date the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The instruments bear interest at the fixed rate of 6.00% and 7.125% per annum, respectively. These obligations are not reflected on our consolidated balance sheet at June 30, 2006.

(5)	These obligations are not reflected on our consolidated balance sheet at June 30, 2006.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at June 30, 2006.

(7)	These items are reflected on our consolidated balance sheet at June 30, 2006 in current and noncurrent liabilities, as appropriate.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under our Credit Facility, we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. At June 30, 2006, the balance of the term loan was $8,611,000, and there were no amounts drawn on the revolving line of credit. We had two letters of credit outstanding at June 30, 2006 totaling $1,031,000. The term loan bears interest at our election of either the bank’s base rate (8.25% at June 30, 2006) or the LIBOR rate (5.48% at June 30, 2006) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, but will in no event be greater than the bank’s base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $70,000.
     Each series of our convertible senior notes bears interest at a fixed rate and therefore interest expense associated with the convertible senior notes will not be impacted by fluctuations in market interest rates. Fluctuations in market interest rates, however, may impact investors’ decision whether to continue to hold the convertible senior notes, redeem them or convert them into common stock. The holders of our convertible senior notes issued in September 2005 may require us to repurchase all or a portion of their notes on each of April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020 at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. The holders of our convertible senior notes issued in May 2006 may require us to repurchase all or a portion of their notes on each of May 31, 2010, May 31, 2016 and May 31, 2021 at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.
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
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors.
     Except as described below, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2005 (“Form 10-K”). The first risk factor below is an addition to our Risk Factors and the remainder are updates to existing risk factors that supersede the corresponding Risk Factor in our Form 10-K. Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.
The market price for our common stock may be highly volatile.
     The market price of our common stock has been and may continue to be highly volatile due to certain factors, including, but not limited to, quarterly fluctuations in our financial and operating results; actions by our majority stockholder; our product development or release schedule; general conditions in the video game software, entertainment, media or electronics industries; timing of the introduction of new platforms and delays in the actual release of new platforms; or changes in earnings estimates.
Restrictive debt covenants in our credit facility and the indenture for our convertible senior notes issued in May 2006 limit our operating flexibility, and all amounts outstanding under our credit facility, including our term loan, and our convertible senior notes may become immediately payable if we default under the facility or the indenture.
     Our credit facility with Wells Fargo Foothill, Inc. and the indenture for our $75 million 7.125% Convertible Senior Notes due 2026 (“7.125% Notes”) limit our ability to finance operations, service debt or engage in other business activities that may be in our interest. Specifically, our credit facility or the 7.125% Notes indenture restrict our ability to, among other things:
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
     Our credit facility also requires us to maintain minimum levels of cash and borrowing availability under the revolving line of credit and to deliver periodic financial reports and projections satisfactory to the lender.
     Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the credit facility, the 7.125% Notes and our $75 million 6.0% Convertible Senior Notes due 2025 (“6.0% Notes,” together with the 7.125% Notes, the “Notes”). Our failure to comply with our obligations under the indentures for the Notes may also result in an event of default under our credit facility that could result in acceleration of the indebtedness under our credit facility. We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Increased leverage may harm our results of operations and financial condition.
     Our total consolidated debt and capital lease obligation as of June 30, 2006 was approximately $161.3 million, including the portion of our credit facility and capital lease obligation that we have characterized as short-term, and represents approximately 68.3% of our total capitalization as of that date. Our consolidated debt and capital lease obligation above includes the Notes at their stated amount of $150 million and are not reduced for the $9,095,000 discount recorded on the 7.125% Notes. This percentage also includes the $1,031,000 letters of credit outstanding at June 30, 2006. The indenture for the 6.0% Notes does not restrict our ability to incur additional indebtedness, and under specified circumstances under the indenture for the 7.125% Notes, we may incur additional indebtedness.
     Our level of indebtedness could have important consequences, because:
•	it could affect our ability to satisfy our debt and capital lease obligations;

•	a substantial portion of our cash flows from operations will be dedicated to interest and principal payments on our debt and capital lease obligations, thereby reducing our ability to fund operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	it may place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.
     Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to our success in obtaining necessary approvals and commercializing our product candidates, general economic conditions, and financial, business and other factors affecting our operations, many of which are beyond our control. We cannot give assurances that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other needs. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things, to:
•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the Notes;

•	sell assets; and/or

•	reduce or delay planned expenditures on research and development and/or commercialization activities.
     Any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. In addition, we cannot assure you that any of the above actions would provide sufficient funds to enable us to service our debt.
Shares available for future issuance, conversion and exercise could have an adverse effect on the earnings per share and the market price of our common stock.
     Any future issuance of equity securities, including the issuance of shares upon conversion of the Notes or upon exercise of stock options or warrants, could dilute the interests of our existing stockholders, including holders who have received shares upon conversion of the Notes, and could substantially decrease the trading price of our common stock and the Notes.

     As of June 30, 2006, we had outstanding options to purchase an aggregate of 4.7 million shares of common stock, and an additional 1.8 million shares were reserved for future issuance under our stock option and incentive plans. Our stock options are generally exercisable for a period of nine years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale that could decrease our earnings per share. Exercises also may have an adverse effect on the market price of our common stock. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of our common stock.
     The Notes are convertible at any time into shares of our common stock, at the holder’s option, at the then-applicable conversion price. Conversion of the Notes generally will have a dilutive effect on our common stock outstanding at the time of conversion that could decrease our earnings per share and also may have an adverse effect on the market price of our common stock.
     In addition, our board of directors has broad discretion with respect to the issuance of 79.6 million authorized but unissued shares of common stock, 1.1 million treasury shares and 4,995,250 authorized but unissued shares of preferred stock, subject to applicable New York Stock Exchange (“NYSE”) rules and agreements with our lenders. Our board of directors may decide to issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity and to compensate our employees and executives.
     The issuance or expected issuance of a large number of shares of our common stock upon conversion of the Notes, exercise of the securities described above or the issuance of new securities could reduce significantly the earnings per share of our common stock and could have an adverse effect on the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the second quarter of 2006, Sumner M. Redstone, our largest stockholder, reported that he and his affiliate, National Amusements Inc. (“National Amusements”), purchased additional shares of our common stock such that his aggregate holdings approximated 88% of our outstanding voting securities as of June 30, 2006. According to filings made by Mr. Redstone with the SEC, he and National Amusements purchased a total of 124,900 shares of our common stock during the second quarter of 2006, as described in the table below. Subsequent to June 30, 2006, Mr. Redstone reported that he and National Amusements have continued to purchase additional shares of our common stock.
     The following table sets forth the information regarding purchases reported by Mr. Redstone, either directly or through National Amusements, during the period beginning on April 1, 2006 and ending June 30, 2006:
ISSUER (AFFILIATE) PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares	(d) Maximum Number (or
	(a) Total		Purchased as Part of	Approximate Dollar
	Number	(b) Average	Publicly Announced Plans	Value) of Shares that May Yet
	of Shares	Price Paid	or	Be Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs
04/1/06-04/30/06	0	$0	N/A	N/A
05/01/06-05/31/06	0	$0	N/A	N/A
06/01/06-06/30/06	124,900	$7.80	N/A	N/A
Total	124,900	$7.80	N/A	N/A
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on June 22, 2006. The matters submitted to a stockholder vote were proposals:
1) To elect eight directors to serve until our next annual meeting and until their successors are duly elected and shall qualify.
2) To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006.

     The voting results were as follows:
1) Our stockholders elected the eight nominated directors to serve until our next annual meeting and until their successors are duly elected and shall qualify, as follows:

Nominee	For	Withheld
Kenneth D. Cron	89,730,238	146,092
Shari E. Redstone	89,488,302	388,028
William C. Bartholomay	89,726,139	150,191
Peter C. Brown	89,731,650	144,680
Joseph A. Califano, Jr.	89,730,544	145,786
Ira S. Sheinfeld	89,730,426	145,904
Robert J. Steele	89,732,723	143,607
Robert N. Waxman	89,733,038	143,292
2) Our stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006, as follows:

For:	89,750,856
Against:	76,669
Abstentions:	48,805
Broker Non-Votes:	0

Item 6. Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Third Amended and Restated Rights Agreement dated as of October 14, 2003, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.

10.1	Indenture, dated as of May 30, 2006, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006 (the “5/30/06 8-K”).

10.2	Registration Rights Agreement, dated as of May 30, 2006, between the Registrant and Banc of America Securities, LLC, incorporated herein by reference to the 5/30/06 8-K.

10.3	Consent and Seventeenth Amendment to Loan and Security Agreement among the Registrant, several of the Registrant’s subsidiaries and Wells Fargo Foothill, Inc., incorporated herein by reference to the 5/30/06 8-K.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

By:	/s/ Thomas E. Powell

Thomas E. Powell
Executive Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)
Dated: August 3, 2006

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Form of Certificate of Designations of Series A Preferred Stock incorporated herein by reference to Exhibit A to the Third Amended and Restated Rights Agreement filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2003 (the “10/15/03 8-K”).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.6	Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, filed on June 10, 2004.

4.1	Third Amended and Restated Rights Agreement dated as of October 14, 2003, between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to the 10/15/03 8-K.

10.1	Indenture, dated as of May 30, 2006, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006 (the “5/30/06 8-K”).

10.2	Registration Rights Agreement, dated as of May 30, 2006, between the Registrant and Banc of America Securities, LLC, incorporated herein by reference to the 5/30/06 8-K.

10.3	Consent and Seventeenth Amendment to Loan and Security Agreement among the Registrant, several of the Registrant’s subsidiaries and Wells Fargo Foothill, Inc., incorporated herein by reference to the 5/30/06 8-K.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.