Form 10-K
period 2006-12-31
MIDWAY GAMES INC
filed 2007-03-12
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

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

The aggregate market value of the 10,850,589 shares of Common Stock held by non-affiliates of the registrant on June 30, 2006 was $87,781,265. This calculation was made using a price per share of Common Stock of $8.09, the closing price of the Common Stock on the New York Stock Exchange on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On March 5, 2007, the number of shares of Common Stock outstanding, excluding 1,114,058 treasury shares, was 91,389,672 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Development of Our Business

We develop and publish interactive entertainment software for the global video game market. We and our predecessor companies have been in the business of creating video games for more than 20 years and have published over 400 titles in that time. Prior to 2001, we focused primarily on developing coin-operated entertainment devices and developing home console and handheld versions of our successful coin-operated products. In 2001, management made a strategic decision to exit the coin-operated segment and focus exclusively on the rapidly growing home console and handheld video game software market. Our games are available for play on the major current-generation home video game consoles and handheld game platforms, including Microsoft’s Xbox, Nintendo’s GameCube, Game Boy Advance and Nintendo DS and Sony’s PlayStation 2 and PlayStation Portable. In addition, Microsoft released the first next-generation home console platform, the Xbox 360, in November 2005. In November 2006, Nintendo and Sony released their own next-generation home console platforms, the Wii and PlayStation 3, respectively. We have recently released our first video games for the Xbox 360 and Wii, and are currently investing significant resources to create games for all of the next-generation home consoles, including the PlayStation 3. We also develop and publish games for personal computers (“PCs”). We focus our product development efforts on the creation of a diverse portfolio of titles across many of the most popular video game genres such as action, adventure, driving, fighting, horror, role-playing, shooting, sports and strategy.

Historically our product development strategy has relied upon the creation of original game concepts as the core of our product portfolio. Our internal product development group has continued to demonstrate an ability to identify unique game concepts within popular genres that appeal to the core gamer demographic. We have sought to distinguish these original game concepts through innovative game play technologies and visually appealing graphics. We have generally favored internally developed products due to the favorable profit margin contribution and the ability to leverage these products into sequels and derivative products. Our Mortal Kombat franchise is the best example of this strategy. This franchise has sold in excess of 20 million units across eight major home console releases, and has been successfully leveraged into film and television. Since 2002, we have released the following titles that have exceeded one million units in sales:

•	Happy Feet (2006);

•	Mortal Kombat: Armageddon (2006);

•	Blitz: The League (2005);

•	Mortal Kombat: Shaolin Monks (2005);

•	Mortal Kombat: Deception (2004);

•	NBA Ballers (2004);

•	Midway Arcade Treasures (2003); and

•	Mortal Kombat: Deadly Alliance (2002).

In an effort to diversify our portfolio, we have increased our licensing of popular entertainment intellectual properties, such as plots, artwork, brands, characters and titles, from leading entertainment companies. We seek to license those intellectual properties that appeal to a mass-market audience and have the highest likelihood of commercial success. In 2005 and 2006, we released video games for the following television and movie intellectual properties pursuant to licensing agreements:

•	Ed, Edd n’ Eddy – based upon the animated television series from Warner Bros. Interactive Entertainment/Cartoon Network;

•	The Grim Adventures of Billy & Mandy – based upon the animated television series from Warner Bros. Interactive Entertainment/Cartoon Network;

•	The Ant Bully – based upon the animated film from Warner Bros. Interactive Entertainment; and

•	Happy Feet – based upon the Oscar-winning animated film from Warner Bros. Interactive Entertainment.

We have also previously announced licensing agreements to release future video games based upon TNA Entertainment’s Total NonStop Action Wrestling, a professional wrestling alternative which airs weekly television programs and monthly pay-per-view specials.

We seek to attract and retain the highest quality development talent to support our product development efforts. A critical component of our business strategy is to continue to bolster our internal product development resources. We believe robust internal product development resources will be a critical advantage for video game publishers in coming years. As of March 5, 2007, we maintained 10 internal product development teams staffed with approximately 660 developers to support our creative efforts. We have entered into game development agreements with leading third-party development groups, such as Artificial Mind and Movement Inc. and High Voltage Software, Inc., to leverage their expertise in a specific genre or take advantage of a proven intellectual property created by that team. We are not, however, dependent upon one or several third-party developers. We have added significant resources to our existing studios and, since January 2004, we have added four internal product development studios in an effort to enhance our internal product development capabilities and enable us to grow our product portfolio and release more high quality games in future years. Our total internal product development headcount has increased from 330 employees at December 31, 2003 to 650 employees at December 31, 2006.

For information about our financial condition, assets, results of operations and cash flows, see our consolidated financial statements, including the notes to the consolidated financial statements, “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On May 30, 2006, we completed the private placement of $75 million of convertible senior notes resulting in net proceeds of approximately $72.7 million. We are using the proceeds from the offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to fund future acquisitions of, or strategic alliances with, development companies or other companies involved in the development, production or sale of video games. We had also issued $75 million convertible senior notes in September 2005. See Note 9 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on these convertible senior notes.

Midway is a Delaware corporation that was formed in 1988. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge through our website at www.investor.midway.com as soon as reasonably practicable after we electronically file or furnish these materials to or with the Securities and Exchange Commission, or the SEC. Our website home page is located at www.midway.com. Information contained on our website is not a part of this report.

As of March 5, 2007, approximately 88% of our common stock is beneficially owned by Sumner M. Redstone. See “Risk Factors – Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” below.

Industry Overview

The interactive entertainment industry is composed of hardware manufacturers, independent publishers and third-party developers. The hardware manufacturers focus primarily on the development and manufacture of hardware platforms for game play, including home game consoles which connect to a television set and self-contained handheld platforms. The hardware manufacturers also develop and publish video game software for their respective platforms in an effort to distinguish their hardware products in the marketplace. The independent publishers are in the business of developing, publishing and, in some cases, distributing video game software. Titles published by these groups can either be developed internally or through relationships with third-party developers. Third-party developers are principally focused on game development and contract with independent publishers or hardware manufacturers for the publishing and distribution of their games.

The Home Console and Handheld Platform Market.  Historically, there have been multiple console platforms available in the market and strong competition between console manufacturers. The success of a title on a given platform is, to an extent, dependent upon the market acceptance of that platform. While Sony was the market leader for the current-generation home consoles, Microsoft and Nintendo are also large and viable competitors.

Video game software for home consoles and handheld platforms is created by the platform manufacturers and by independent publishers using internal product development teams or independent developers contracted on a project-by-project basis. Platform manufacturers grant licenses to publishers to publish games for their platforms; however, they retain a significant degree of control over the content, quality and manufacturing of these games. The publishers have the right to determine the types of games they will create subject to concept, content and quality approval by the platform manufacturers.

Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. Each new generation of these platforms has the capability to permit developers to create more realistic and exciting games. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. At the end of each cycle, when the introduction of the next-generation of home consoles is announced, hardware and software sales related to the older generation of platforms generally diminish, and prices are discounted, as consumers defer and decrease purchases in anticipation of the new platforms and games. The time period from the first announcement of the introduction of the first next-generation home consoles until these new consoles supplant the older-generation consoles in terms of software sales is referred to in the industry as the home console transition period. The industry is currently emerging from the most recent console transition as each of the three main competitors (Sony, Microsoft and Nintendo) have now released their latest home console platforms, or next-generation consoles. The primary home consoles for which we have been developing video games for in recent years can be summarized by period as follows:

Older-Generation Home Consoles	Current-Generation Home Consoles	Next-Generation Home Consoles

- Sony’s PlayStation	- Sony’s PlayStation 2	-Sony’s PlayStation 3
- Nintendo 64	- Nintendo’s GameCube	- Nintendo’s Wii
	- Microsoft’s Xbox	- Microsoft’s Xbox 360

Substantially all of our current development activity is focused on video games for the next-generation home consoles. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released its next-generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Finally, Sony released its next-generation home console platform, the PlayStation 3, in November 2006 in both the U.S. and Japan. Sony is expected to release the PlayStation 3 in Europe in March 2007.

The handheld platform market is largely dominated by Nintendo whose products include Game Boy, Game Boy Advance, Game Boy Advance SP and the Nintendo DS, which was released in November 2004. Sony introduced its handheld game platform, PlayStation Portable, in Japan in 2004 and in North America in March 2005.

The Personal Computer Game Market.  The market for personal computer (“PC”) games is similar to the home console video games market in many respects, including development processes and costs, time to market and marketing processes and costs. Unlike console games, PC games do not require approval from, or royalties to, any hardware manufacturer as do console games. Therefore, there are fewer barriers to entry in this market and the number of products offered to consumers is much greater. The PC games market is not subject to video game console cycles and consequently gives publishers the ability to use PC game sales to soften the variability of console revenues during the home console transition periods.

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

Leverage core competencies and established franchises

An important part of our product focus is leveraging our established franchises and developing video games in genres in which we have a demonstrated competency, including video games targeted at mature audiences and sports games that emphasize “over-the-top” and lifestyle elements.

•	Established franchises — Many of the games we have released over the past 20 years have been best-sellers and have attracted loyal fan bases. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Mortal Kombat, Spy Hunter, Gauntlet, MLB SlugFest, Blitz and San Francisco Rush Extreme Racing. A sequel in the Mortal Kombat series that we released in the fourth quarter of 2006, Mortal Kombat: Armageddon, proved to be our second best selling game of 2006. We intend to leverage our franchises to create popular titles for play on traditional console platforms and new gaming mediums. We also control the intellectual property rights to hundreds of classic video game titles, including titles originally released under the Midway, Williams and Atari brands. We have leveraged this large library of proven intellectual properties by releasing 19 collections of “arcade classics” for home consoles, ten for handheld platforms and one for the PC.

•	Over-the-top sports games — We have enjoyed strong sales from our line of sports games, including NBA Ballers, the Blitz franchise, NHL Hitz, MLB SlugFest and Ready 2 Rumble Boxing. Our titles in this popular category are characterized by extreme game play and the exaggerated abilities of the characters in these games, which we refer to as “over-the-top” sports entertainment. We believe our “over-the-top” style makes these games popular and differentiates them from the “simulation” style of most publishers’ sports video games. In future periods, we plan to release new versions of “over-the-top” sports games with novel and innovative features.

•	Mature games — The development of “M” rated games for consumers age 17 and older is one of our historic strengths. During the “older-generation” home console cycle, from 1995 to 1999, we were the industry leader in “M” rated dollar and unit sales. We also released the most “M” rated titles during that period. Our most successful and profitable video game franchise, Mortal Kombat, is marketed to mature audiences. We have sold over 20 million copies of this franchise across eight major home console releases. The majority of video game players on current consoles are over 18 years of age and the average age of video game players is increasing. We expect mature games to continue to be a fast growing segment in the industry.

Continue to pursue the children’s, licensed and PC games markets

In recent years, we have increased the number of products that we develop for the children’s market and have pursued more third-party licenses that appeal to children and created games based on these licenses. In 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, under which we have received licenses to several intellectual properties for the development of video games based on children’s television programs and films for home consoles, handhelds and PC platforms. We released the first title under these agreements, Ed, Edd n’ Eddy, in the fourth quarter of 2005. In 2006, we released three more titles under these agreements: The Ant Bully, The Grim Adventures of Billy & Mandy and Happy Feet. See the tables on page 9 for details of the territories and platforms for which these titles, as well as all of our other titles, were released during the respective periods. We believe that there will be strong demand for children’s video games, particularly games for older video game consoles and the handheld platforms, as the industry continues through the current home console transition period.

The PC game market had not been a significant part of our business in prior years. As part of this strategy, we have recently increased our investment and resources in PC game development. We expect that our increased focus on the development of PC titles, including The Lord of the Rings Online: Shadows of Angmar and Unreal Tournament III, both scheduled for release in 2007, along with additional scheduled releases of PC titles in 2007, will increase the revenues we derive from the PC market.

Develop ambitious, mass-market next-generation games

To capitalize on the evolution of the video game market into a mass-market entertainment medium, we have increased our investment in the development of video games that provide consumers with more realism and the ability to fully interact with the virtual world created by the games. We have devoted significant resources to the development of games that are more ambitious in terms of functionality and interaction. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. These types of games became increasingly popular in the current-generation home console cycle, and we expect this trend to continue on the next-generation home console platforms.

These types of games are an important element of our plan to compete for more market share in the next-generation home console cycle by (1) concept testing our video games before we “green-light” development and focus testing our video games throughout the development process to ensure that they appeal to the mass-market, (2) including in our video games culturally engaging items such as identifiable locations and themes, popular music and entertainment stars’ voices and likenesses, and the use of well-known directors, (3) focusing our product development and marketing resources on the creation of a smaller number of higher quality games and the promotion of pre-launch awareness of those titles and (4) forming strategic alliances with other media companies to leverage marketing resources and demographic reach.

Invest in internal product development to drive efficient production of next-generation games

We continue to invest in our internal product development capabilities to further improve our design and production efficiency and build creative resources. We believe that our increased emphasis on internal product development will help us to further capitalize on our existing franchises, design new, successful titles in the future and mitigate risks we face in the next console cycle. By building strong internal capabilities, rather than outsourcing to external third-party studios, we believe we will be better positioned to control the anticipated higher development costs and longer development cycles associated with video games for next-generation consoles. Since January 2004, we have added four product development studios. We have increased our total internal product development headcount from 330 employees at December 31, 2003 to 650 employees at December 31, 2006.

We believe another critical component of success in the next console cycle will be the ability to develop successive iterations of high quality games efficiently, by among other things, avoiding the unnecessary re-creation of technology systems and art assets. To that end, we have invested in and pursued a product development approach that integrates the efforts of our various studios, standardizes tools and pipelines and works on a common code base to the extent possible, shares technology across studios, and institutes a high-degree of peer review and intra-studio resource sharing. We believe this systematization and standardization of the technology and processes of our product development organization, will allow us to better leverage our technology and assets to lower costs and more efficiently produce new games and sequels.

Expand international presence

We believe that we can further expand our presence in international markets. In fiscal 2000, we opened an office in the United Kingdom to sell our products in Europe and Australia. In January 2005, we expanded our international operations through the formation of a wholly-owned German subsidiary, Midway Games GmbH.

Germany is currently the second largest console market and the largest PC market in Europe. Our German subsidiary is responsible for our sales, marketing and distribution in Germany, Austria and Switzerland. In November 2005, we also formed a French subsidiary, Midway Games SAS, to further bolster our European distribution capabilities. We believe that directly marketing our products in foreign markets will produce higher sales and lower costs than if we relied solely on the use of third-party distributors. In addition, to expand our presence outside of North America, we are developing titles that we believe will have a stronger global appeal.

Products

We sell games primarily in North America, Europe and Australia for the major video game platforms, including Sony’s PlayStation 2 (“PS2”) and the PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; and Nintendo’s GameCube (“NGC”), Wii, Game Boy Advance (“GBA”) and Nintendo DS (“DS”), as well as for PCs. Most of our video games currently have suggested retail prices on the initial release date in North America ranging from $29.99 to $59.99 for home console games, $19.99 to $49.99 for handheld games and $29.99 to $49.99 for PC games. Most of our video games currently have suggested retail prices on the initial release date in international markets ranging from $30.00 to $55.00 for home console games, $35.00 to $55.00 for handheld games and $25.00 to $65.00 for PC games. Our current development effort is focused on games for the next generation of home console platforms including Sony’s PlayStation 3 (“PS3”), Microsoft’s Xbox 360 and Nintendo’s Wii. We released our first video games for the next generation of home console platforms in the fourth quarter of 2006, including Blitz: The League for the Xbox 360 and a number of children’s titles for the Nintendo Wii. We have not yet released any video games for the PS3. We generally expect retail price ranges for our frontline next-generation video games on the initial release date to increase from those for our current platform releases.

We receive license or royalty fees for the use of certain of our intellectual property by third parties. These third parties use our intellectual property to, among other things, sell video games in parts of the world where we do not currently do business, convert video games to play on alternative platforms (e.g. cellular phones), and include our video games or intellectual property in products, software or online services that they offer.

Many of our games incorporate a variety of online capabilities and features. Online functionality may increase the playability of a product and make it more compelling and marketable, but it does not generate separate revenues for us at this time.

From time to time, we have purchased distribution rights to games under development by third parties. Some of these games are sequels to games that have previously been successfully released.

Historically, a limited number of products have generated a disproportionately large amount of our revenues. In 2006, 2005 and 2004, our Mortal Kombat video games accounted for 22.4%, 18.9% and 41.3% of our revenues, respectively.

2006 Video Game Releases

During 2006, we released the following video games:

Video Game Title	Platform	Territory

Blitz: Overtime	PSP	North America
Blitz: The League	Xbox 360	North America
Gauntlet: Seven Sorrows	PS2; Xbox	International
Happy Feet	PS2; Wii; PC; GBA; DS	North America, International
Happy Feet	NGC	North America
L.A. RUSH	PC	North America, International
Maya the Bee 2	GBA; DS	International
Midway Arcade Treasures: Deluxe Edition	PC	North America
Midway Arcade Treasures: Extended Play	PSP	International
MLB Slugfest 2006	PS2; Xbox	North America
Mortal Kombat: Armageddon	PS2	North America, International
Mortal Kombat: Armageddon	Xbox	North America
Mortal Kombat: Unchained	PSP	North America, International
Myst	PSP	International
NBA Ballers: Phenom	PS2; Xbox	North America
NBA Ballers: Rebound	PSP	North America
Rampage: Total Destruction	PS2; Wii	North America, International
Rampage: Total Destruction	NGC	North America
Rise & Fall: Civilizations At War	PC	North America, International
RUSH	PSP	North America, International
SpyHunter: Nowhere to Run	PS2	North America, International
SpyHunter: Nowhere to Run	Xbox	North America
The Ant Bully	PS2; PC; GBA	North America, International
The Ant Bully	NGC; Wii	North America
The Grim Adventures of Billy & Mandy	PS2; NGC; Wii; GBA	North America
Unreal Tournament Anthology	PC	North America, International

2005 Video Game Releases

During 2005, we released the following video games:

Video Game Title	Platform	Territory

Area 51	PS2; Xbox; PC	North America, International
Blitz: The League	PS2; Xbox	North America
Earth 2160	PC	North America
Ed, Edd n’ Eddy	PS2; GBA; PC	North America, International
Ed, Edd n’ Eddy	Xbox; NGC	North America
Gauntlet: Seven Sorrows	PS2; Xbox	North America
L.A. RUSH	PS2; Xbox	North America, International
Maya the Bee	GBA	International
Midway Arcade Treasures: Extended Play	PSP	North America
Midway Arcade Treasures 3	PS2; Xbox	North America, International
Midway Arcade Treasures 3	NGC	North America
Mortal Kombat: Deception	NGC	North America
Mortal Kombat: Shaolin Monks	PS2; Xbox	North America, International
NARC	Xbox	North America, International
NARC	PS2	North America
The Suffering: Ties that Bind	PS2; Xbox; PC	North America, International
Shadow Hearts: Covenant	PS2	International
Unreal Championship 2: The Liandri Conflict	Xbox	North America, International

2007 Products

We expect to release Stranglehold, our first multi-genre action game, or MAG, title for the next-generation home consoles, on the PS3 and Xbox 360, as well as for the PC, later in 2007. Stranglehold is a third-person shooter developed in collaboration with John Woo, director of the action film Hard Boiled, and features the talents of Chow Yun-Fat reprising his role as Inspector Tequila. In addition, we expect our 2007 releases to include BlackSite: Area

51, the sequel to our 2005 release, for the PS3, Xbox 360 and PC, along with Hour of Victory for the Xbox 360, Unreal Tournament III for the Xbox 360 and PC, and The Lord of the Rings Online: Shadows of Angmar for the PC. We also expect to release other high-quality titles on the next-generation consoles, the handheld platforms and the PC throughout 2007.

Product Development

We seek to develop video games that are action-packed and exciting, and which provide sufficient challenges at various levels of proficiency to encourage repeated play. Each concept is reviewed initially for viability and evaluated relative to several factors, including consumer purchase intent and whether the proposed product fits within our general strategy and profitability objectives. Our management team meets regularly to formally review and evaluate the progress and quality of each title in development. Our game development personnel are organized into teams. We are focused on sharing the technologies and resources developed by one studio among the other studios in order to maximize our development efficiency and provide our teams with the tools to produce the best video games possible.

The internal product development teams operate in studio environments that encourage creativity, productivity and cooperation. We believe that this environment, together with a compensation structure that rewards development teams for the success of their games, enables us to attract and retain highly talented game developers. Since January 2004, we have acquired four internal product development studios, thereby acquiring key personnel. We believe that the acquisition of these privately-held software developers strengthens our internal product development function and reinforces our ability to create high quality games. We currently have product development studios in Chicago, Illinois; San Diego, California; Seattle, Washington; Austin, Texas; Moorpark, California; and Newcastle, United Kingdom.

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

We expect the development cycle for video games for the next generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the current generation of consoles of 12 to 36 months, depending on the specific software requirements. The development cycle for a new video game for the PC typically ranges from 12 to 36 months. We expect our costs related to developing titles on the next generation of consoles will generally range between $8 million to $28 million per title, which represents a substantial increase in costs incurred to develop current generation titles, which have ranged from $4 million to $16 million. Because of the increasingly complex technology and software involved, both the time and cost to develop games have increased during the past few years. We believe that we can generate significant incremental revenue from our games by introducing them on additional platforms at a much lower cost than the development cost for introducing the game on the initial platform. Converting an existing game from one platform to another for the current-generation platforms has typically taken three to 12 months. This period may overlap with the development period of the original version of the game and has typically cost less than $1 million.

Our current game development is primarily focused on the next-generation home consoles and we expect to release titles for all of these new consoles in the near future. The first games on the next-generation consoles should be more expensive than subsequent projects, as they involve the development of game engines, technologies and art resources that we plan to use on subsequent next-generation projects.

We use both our own personnel and independent third parties to develop video games. We select third parties based on their capabilities, suitability, availability and cost. Our contracts with these developers generally provide that we own the video game developed and protect the confidentiality of the development process and work product.

These contracts are structured to give these developers incentives to provide timely and satisfactory performance of the development by associating payment of development fees with performance of substantive development milestones and by providing for the payment of royalties to the developer based on sales of the product developed, after we recoup the development cost. To address development risks, we retain the right to discontinue development both without cause or for cause. With cause generally includes failure to timely and satisfactorily perform the development, a change in the control of the developer or the departure of specified key personnel from the developer’s employ. We believe that as a result of consolidation in our industry, there are now fewer highly skilled independent developers available to us. Competition for highly skilled developers is intense in our industry, and we may not be successful in attracting and retaining these developers.

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

We incurred research and development expenses of $37.0 million in 2006, compared to $39.7 million in 2005 and $25.6 million in 2004. See also Note 3 to our consolidated financial statements for information about capitalized development costs.

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

Our principal customers are mass merchandisers such as Wal-Mart, Best Buy and Target and software specialty retailers such as GameStop. In 2006, Wal-Mart and GameStop were our two largest customers, representing 16.7% and 14.6% of our total net revenues, respectively. In 2005, GameStop (including EB Games which merged with GameStop in October 2005) and Wal-Mart were our two largest customers, representing 18.5% and 13.8% of our total net revenues, respectively. In 2006 and 2005, respectively, 49.3% and 49.3% of our net revenues were attributable to our five largest customers, and 64.4% and 62.3% of our net revenues were attributable to our ten largest customers.

We warrant to our customers that the medium on which our software is recorded is free from defects for a period of 90 days. Defective product returns have historically not been material relative to our total net revenues.

Our selling and distribution efforts are supported by marketing programs, which emphasize early product awareness through focused public relations efforts that precede our media spending, brand recognition, dealer merchandising opportunities and celebrity endorsements. Our marketing activities include television, on-line and print advertising, retail store promotions, direct mailings, user support programs and our website. We also use a store-oriented marketing approach, which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. We provide technical support for our products through a customer support department, which is staffed by personnel trained to respond to customer inquiries. We are continuing to focus our marketing resources on the enhancement of pre-launch awareness and visibility of our games with consumers, using the internet and long-term advance planning and staged information release. Additionally, we continue to commit significant spending on media advertising and retail marketing for all titles, with a particular emphasis on titles that we believe have the greatest chance for commercial success.

Our office in London, England sells directly to retailers and distributors in the United Kingdom, and through distribution partners in Europe, Australia and South Africa. In January 2005, we established a sales office in Germany, which allows us to sell directly to retailers and distributors in German-speaking territories. Germany is the second largest console territory, and the largest PC territory, in the European marketplace. In November 2005, we formed a French subsidiary, Midway Games SAS, to bolster our European distribution capabilities. We continue to explore other methods by which we can improve our distribution efficiency and grow our business in Europe and other international markets.

The following table sets forth our North American and international net revenues for 2006, 2005 and 2004, respectively:

	Years Ended December 31,
	2006		2005		2004
	Net		Net		Net
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)

North America:
United States	$116,714	70.5%	$109,993	73.3%	$123,330	76.3%
Outside United States	7,398	4.5	8,292	5.5	8,745	5.4

Total North America	124,112	75.0	118,285	78.8	132,075	81.7
International	41,462	25.0	31,793	21.2	29,520	18.3

Total Net Revenues	$165,574	100.0%	$150,078	100.0%	$161,595	100.0%

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

We believe that a number of factors provide us with competitive opportunities in the industry, including the standardization of software development tools, the creation of libraries for storing and sharing artwork, and our ability to efficiently share developed assets across game development teams. We believe our product development team incentive structure allows us to attract and retain top quality talent and motivate our teams to efficiently develop successful games. In addition, we believe that our most popular franchise, Mortal Kombat, along with other successful titles such as Blitz: The League and Midway Arcade Treasures, provide us with strong brand recognition and a competitive advantage in the marketing of our products.

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

Manufacturing and Distribution

The manufacturers of the home and handheld video game platforms may manufacture our video games for us or require us to use their designees. The platform manufacturers charge us a fixed amount for each software disc or cartridge that they manufacture, which includes manufacturing, printing, and packaging fees as well as a royalty for the use of their technology and intellectual property, or a royalty if their third party designees perform the manufacturing. The platform manufacturer may change its fees without our consent. We believe that the platform manufacturers have plentiful sources of supply for the raw materials that they need to manufacture our products.

We contract with disc replicators for the manufacture of PC game units. There is competition in this manufacturing field, and we have the opportunity to negotiate the price of manufacturing these games and their packaging. We believe that these manufacturers also have plentiful sources of supply for the raw materials that they will need to manufacture our products.

We are responsible in most cases for resolving, at our expense, any applicable warranty or repair claim. We have not experienced material costs from warranty or repair claims in recent years.

Production is based upon estimated demand for each specific title. The level of the inventory of finished goods depends upon anticipated market demand during the life of a specific game title. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product and, in some cases, either an irrevocable letter of credit for 100% of the purchase price or cash in advance. Most of our products are manufactured for us on an “as is” and “where is” basis, and delivery is at our expense and risk. Initial orders generally require seven to 45 days to manufacture depending on the platform. Reorders of disc-based products generally require only seven to 14 days to manufacture, while reorders of cartridge-based products require approximately 30 to 40 days to manufacture. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of the manufacturer. Only Nintendo’s Game Boy Advance and Nintendo DS use cartridges, while both current-generation and next-generation home consoles, PlayStation Portable and PC games are all disc-based.

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

We often provide markdowns or other credits on varying terms to customers holding slow-moving inventory of our video games. We often grant discounts to, and sometimes accept product returns from, these customers. At the time of product shipment, we establish allowances, including allowances under our practices for price protection, returns and discounts, which estimate the potential for future returns and markdowns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. See “Item 1A. Risk Factors — If product returns and price adjustments exceed our allowances, we will incur additional charges, which would have an adverse affect on our results of operations” below.

Licenses and Intellectual Property

Platform Licenses.  The platform manufacturers require that publishers obtain a license from them to develop and market games for play on their platforms. Generally, we are required to pay royalties pursuant to these licenses, and such licenses are typically terminable by the licensor in the event of our breach of the license and other events. We have non-exclusive licenses from Microsoft, Nintendo and Sony under which we develop and market software products for their current platforms. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.

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

Each console or handheld game also includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of some of our titles are owned by third parties and licensed to us. We rely on these third parties for protection of our licensed intellectual property rights. Their failure to adequately protect these rights could have a material adverse effect on us.

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

Seasonality

Our business is highly seasonal and we have generally experienced higher revenues in the quarter ended December 31 due to customer purchases before the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that quarter.

Employees

As of March 5, 2007, we had approximately 850 employees, approximately 660 of whom are members of our development staff and approximately 90 of whom are members of our sales and marketing staffs. We believe that our relations with our employees are satisfactory.

Item 1A.  Risk Factors.

The occurrence of any of the following risks could significantly harm our business, results of operations or financial condition or have an adverse effect on the market value of our common stock or convertible senior notes. In that case, you may lose all or part of your investment.

We have experienced operating and net losses in recent years, and we expect to incur future losses.

We last reported an annual operating profit in fiscal 1999. For each of the last three years, we reported the following operating losses:

•	$72.0 million for 2006;

•	$108.5 million for 2005; and

•	$25.0 million for 2004.

We believe that our losses have been attributable primarily to:

•	releasing titles that failed to gain popularity and generate expected sales;

•	increasing costs of developing new games for current and next-generation platforms;

•	a tendency for retailers to stock only video games for which consumer demand is expected to be strongest; and

•	weakness in the home video game industry during the home console transition periods.

We may not become profitable again despite our efforts.

If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

Our success depends on generating revenues from new products. The market for video game products is subject to continually changing consumer preferences and the frequent introduction of new products. As a result, video game products typically have short market lives spanning only three to 12 months. Our new products may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable. Our typical cost to develop a new game for the current generation of platforms has ranged from $4 million to $16 million. In addition, we estimate that the cost will range between $8 million and $28 million to develop next-generation platform games. If our new products, and in particular, our frontline titles, fail to gain market acceptance, we may not have sufficient revenues to develop a continuous stream of new games, which we believe is essential to covering costs and achieving future profitability. In 2006, we released 10 frontline titles for home consoles and the PC, which accounted for a substantial portion of our revenues for that year.

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

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment one to two years prior to the introduction of the product. If we invest in the development of video games incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our revenues would also be adversely affected, and it may take significant time and resources to shift product development resources to that technology or platform. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our market share and significantly increase the time we take to bring popular products to market.

If consumers discontinue purchasing our products for current-generation home consoles or the prices for our current-generation products further decrease as a result of the current home console transition period, our revenues and margins would be adversely affected.

Most of our revenues are generated from the sale of video game software for home consoles. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released its next-generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Finally, Sony released its next-generation home console platform, the PS3, in November 2006 in both the U.S. and Japan. Sony is expected to release the PS3 in Europe in March 2007. We have only recently begun to release video games for the next-generation home consoles. Consumers may discontinue purchasing video games for use on current-generation home consoles, and video game prices for the current-generation home consoles may further decrease as the next-generation home consoles become more established in the marketplace. This combination of reduced game sales and lower prices contributed to our net losses in 2001 and 2002, when each of Microsoft, Nintendo and Sony announced new hardware platforms. We expect a similar market situation to occur until next-generation home consoles in the marketplace supplant current-generation home consoles in terms of software sales. If we are unable to introduce games that are less susceptible to these market conditions, or we are unable to timely meet consumers’ demand for next-generation products, our revenues and margins would be adversely affected.

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

Restrictive debt covenants in our credit facility and the indenture for our 7.125% convertible senior notes issued in May 2006 limit our operating flexibility, and all amounts outstanding under our credit facility, including our term loan, and our convertible senior notes may become immediately payable if we default under the facility or the indenture.

Our credit facility with Wells Fargo Foothill, Inc. and the indenture for our $75 million 7.125% Convertible Senior Notes due 2026 (the “7.125% Notes”) limit our ability to finance operations, service debt or engage in other business activities that may be in our interest. Specifically, our credit facility or the 7.125% Notes indenture restrict our ability to, among other things:

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

Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the credit facility, the 7.125% Notes and our $75 million 6.0% Convertible Senior Notes due 2025 (the “6.0% Notes,” together with the 7.125% Notes, the “Notes”). Our failure to comply with our obligations under the indentures for the Notes may also result in an event of default under our credit facility that could result in acceleration of the indebtedness under our credit facility. We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Increased leverage may harm our results of operations and financial condition.

Our total consolidated debt and capital lease obligation as of December 31, 2006 was approximately $159.4 million, including the portion of our credit facility and capital lease obligation that we have classified as short-term, and represents approximately 75% of our total capitalization as of that date. Our consolidated debt and capital lease obligation above includes the Notes at their stated amount of $150 million and has not been reduced for the $7,990,000 discount recorded on the 7.125% Notes. This amount also includes the $1,281,000 letters of credit outstanding at December 31, 2006. The indenture for the 6.0% Notes does not restrict our ability to incur additional indebtedness, and under specified circumstances under the indenture for the 7.125% Notes, we may incur additional indebtedness.

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

The 6.0% Notes include a conversion rate adjustment provision that, if triggered, could result in recording a maximum discount of $46.1 million that would be recognized as interest expense over the period from April 30, 2007, or in some cases September 30, 2007, through April 30, 2009, the date at which the holders may first require us to redeem the 6.0% Notes. This conversion rate adjustment provision, if triggered, may harm our results of operations and financial condition. See further discussion of the 6.0% Notes’ conversion rate adjustment provision and the circumstances under which the conversion rate adjustment may be triggered at Note 9 to the consolidated financial statements.

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

Any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. In addition, we cannot give assurances that any of the above actions would provide sufficient funds to enable us to service our debt.

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

If we are unable to compete successfully, we could lose sales, market share, opportunities to license marketable intellectual property and access to next-generation platform technology. We also could experience difficulty hiring and retaining qualified software developers and other employees. Any of these consequences would significantly harm our business, results of operations and financial condition.

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

In addition, the interactive entertainment software products that we develop for platforms offered by Microsoft, Nintendo or Sony generally are manufactured exclusively by that platform manufacturer or its approved replicator. These manufacturers generally have approval and other rights that provide them with substantial influence over our costs and the release schedule of our products. Each of these manufacturers is also a publisher of games for its own hardware platform. A manufacturer may give priority to its own products or those of our competitors, especially if their products compete with our products. Any unanticipated delays in the release of our products or increase in our development, manufacturing, marketing or distribution costs as a result of actions by these manufacturers would significantly harm our business, results of operations and financial condition.

Approximately half of our total net revenues are attributable to our five largest customers.

Wal-Mart and GameStop were our two largest customers in 2006. Wal-Mart accounted for 16.7% of our total net revenues for 2006 while GameStop accounted for 14.6% of our total net revenues for 2006. GameStop (including EB Games which merged with GameStop in October 2005) and Wal-Mart were our two largest customers in 2005. GameStop accounted for 18.5% of our total net revenues for 2005 while Wal-Mart accounted for 13.8% of our total net revenues for 2005. In 2006, 49.3% of our total net revenues was derived from our five largest customers and 64.4% was attributable to our ten largest customers. In 2005, 49.3% of our total net revenues were derived from our five largest customers and 62.3% were attributable to our ten largest customers.

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

The development of “M” rated video games for consumers age 17 and older is one of our historic strengths. The majority of video game players on current consoles are over 18 years of age and approximately 15% of all video games sold are “M” rated titles. Proposals have been made for legislation to prohibit the sale of some “M” rated video games to under-17 audiences and consumer groups have participated in public demonstrations and media campaigns to restrict sales. In addition, retailers may decline to sell interactive entertainment software containing mature content, which may limit the potential market for our “M” rated products and harm our business and results of operations. If any groups (including foreign, national and local political and regulatory bodies) were to target our “M” rated titles, we might be required to significantly change, delay or discontinue a particular title, which in the case of our best-selling titles could seriously harm our business. Although we expect mature games to continue to be one of the fastest growing segments in the industry, it could seriously harm our business if the mature games segment declines significantly or if our ability to sell mature rated games to the 17 and over audience is restricted.

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

Our products are manufactured by third parties who set the manufacturing prices for our products. Therefore, we depend on these manufacturers, including platform manufacturers, to fill our orders on a timely basis and to manufacture our products at an acceptable cost. Increases in our manufacturing costs would adversely affect our margins and therefore our results of operations. In addition, if we experience manufacturing delays or interruptions, we would not achieve anticipated revenues.

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

Our intellectual property licenses generally require that we submit new products developed under licenses to the licensor for approval prior to release. This approval is generally discretionary. Rejection or delay in approval of a product by a licensor could prevent us from selling the product. In addition, our failure to meet their standards would harm our ability to obtain future licenses.

The owners of intellectual property licensed by us generally reserve the right to protect the intellectual property against infringement. If any of these owners fails to protect its own, or infringes someone else’s, intellectual property, it would weaken the value of our license and expose us to damages.

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

As video games incorporate new technologies, adapt to new hardware platforms and become more complex, the risk of undetected errors in products when first introduced increases. If, despite our testing procedures, errors are found in new products after shipments have been made, we could experience a loss of revenues, delay in timely market acceptance of our products and damage to our reputation, any of which may negatively affect our business, results of operations and financial condition.

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

As of March 5, 2007, Sumner M. Redstone owns directly and indirectly through National Amusements, Inc. (“NAI”) and Sumco, Inc. (“Sumco”) for each of which he is the controlling stockholder, a total of 80,339,266 shares, or 87.9%, of our outstanding common stock, based on his most recent report on Form 4, as filed on February 8, 2007. Mr. Redstone is Chairman of the board and Chief Executive Officer of NAI. NAI is the parent company of Viacom Inc. (“Viacom”). Mr. Redstone also is the Chairman of the board of directors of Viacom. Mr. Redstone may acquire additional shares of our common stock at any time. Mr. Redstone’s spouse owns 17,500 shares of our common stock, for which Mr. Redstone disclaims beneficial ownership.

Through his ownership of our common stock, Mr. Redstone controls the outcome of all corporate actions that require the approval of our stockholders, including the election of our directors, adoption of employee compensation plans and transactions involving a change of control. Mr. Redstone’s daughter, Shari E. Redstone, is the Vice-Chairperson of our board of directors and the Non-Executive Vice-Chair of the board of directors of both Viacom and CBS Corporation (“CBS”), an affiliate of Viacom. Ms. Redstone also serves on the board of directors of NAI, where she is also the President, and is President of Sumco. As President of each of NAI and Sumco, Ms. Redstone has sole authority with respect to their investments in our company, including sole voting and investment power with respect to shares of our common stock. See “— Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.” A member of our board of directors, Joseph A. Califano, Jr., also serves on the board of directors of CBS. Mr. Califano served on the Viacom board of directors from 2003 until the split of Viacom and CBS in 2005. Another member of our board of directors, Robert J. Steele, currently serves as Vice President — Strategy and Corporate Development for NAI. In addition, Mr. Redstone recommended the nomination of each member of our board of directors. Through his selection of and influence on members of our board of directors, Mr. Redstone has the ability to control our business strategies and policies.

Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.

Mr. Redstone and his related parties may or may not purchase additional shares of our common stock. If Mr. Redstone or his related parties purchase additional shares of our common stock, it could adversely affect the liquidity of our common stock, which could negatively affect our common stock price and the value of the Notes. In the event beneficial ownership of Mr. Redstone and his related parties equals or exceeds 90% of the aggregate fair market value of our outstanding capital stock, calculated as described in the indentures for the Notes, we may be forced to issue additional shares of our common stock to the holders of the Notes upon their election to convert the Notes. Alternatively, Mr. Redstone or his related parties may sell some or all of their shares of our common stock at any time on the open market or otherwise. The sale by Mr. Redstone or his related parties of any of their shares of our common stock would likely have an adverse effect on the market price of our common stock. Mr. Redstone’s or his related parties’ failure to purchase additional shares of our common stock in the open market could have an adverse effect on the market price of our common stock. Mr. Redstone or his related parties could also sell their controlling interest to a third party who may not agree with our business strategies and policies.

On December 28, 2005, Mr. Redstone disclosed that he had transferred 32,784,673, or about 41%, of his shares of our common stock to Sumco, a corporation of which Mr. Redstone indirectly owns a controlling interest. In connection with that transfer, Mr. Redstone and Sumco entered into an agreement pursuant to which Shari E. Redstone, as President of each of NAI and Sumco, would have sole voting and investment power over shares of our common stock held by NAI and Sumco, as well as sole authority with respect to all decisions relating to business and possible strategic decisions in which we are involved and may involve NAI or Sumco, in each case subject to the authority of their respective boards of directors. Under the agreement, provided that Mr. Redstone is not buying or selling shares of our common stock, Shari E. Redstone must consult with him on all material issues involving our company.

On February 8, 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of this transaction.

In addition, in June 2004, Mr. Redstone reported that he engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” or other transaction. Mr. Redstone has also reported that Midway could be considered as a potential Viacom acquisition candidate. In 2004, Viacom established an Ad Hoc Committee on Electronic Games to consider any proposed transactions or business arrangements between Viacom and Midway. According to Viacom’s proxy statement for its 2006 annual meeting filed with the Commission, it dissolved the Ad Hoc Committee in connection with the separation of Viacom and CBS on December 31, 2005. In addition, our board of directors has established a special independent committee, comprised of three independent directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates, to consider any proposed transactions with Mr. Redstone or any of his affiliates. If Mr. Redstone or his related parties consummates a “going private” transaction, it would constitute a fundamental change under the Notes, triggering an increase in the conversion rate to the Notes. In addition, if Mr. Redstone or his related parties sells or otherwise transfers their shares to a third party in a transaction that would constitute a change in control under the indentures to the Notes, it would also constitute a fundamental change under the Notes and the holders of these notes may require us to repurchase their notes upon such a fundamental change.

Effects of anti-takeover provisions could inhibit a change in control of Midway and could adversely affect the market price of our common stock.

Our board of directors or management could use several charter or statutory provisions as anti-takeover devices to discourage, delay or prevent a change in control of Midway. The use of these provisions could adversely affect the market price of our common stock:

Blank check preferred stock

Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by our board of directors. Accordingly, our board of directors has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of our common stock. We currently have no shares of preferred stock outstanding and we have no current plans, agreements or commitments to issue any shares of preferred stock.

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

Any future issuance of equity securities, including the issuance of shares upon conversion of the Notes or upon exercise of stock options, could dilute the interests of our existing stockholders, including holders who have received shares upon conversion of the Notes, and could substantially decrease the trading price of our common stock and the Notes.

As of March 5, 2007, we had outstanding options to purchase an aggregate of 3.7 million shares of common stock, and an additional 2.7 million shares were reserved for future issuance under our stock option and incentive plans. Our stock options are generally exercisable for a period of nine years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale that could decrease our earnings per share. Exercises also may have an adverse effect on the market price of our common stock. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of our common stock.

The Notes are convertible at any time into shares of our common stock, at the holder’s option, at the then-applicable conversion price. Conversion of the Notes generally will have a dilutive effect on our common stock outstanding at the time of conversion that could decrease our earnings per share and also may have an adverse effect on the market price of our common stock.

In addition, our board of directors has broad discretion with respect to the issuance of 76.6 million authorized but unissued shares of common stock, 1.1 million treasury shares and 4,995,250 authorized but unissued shares of preferred stock, subject to applicable New York Stock Exchange (“NYSE”) rules and agreements with our lenders. Our board of directors may decide to issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity and to compensate our employees and executives.

The issuance or expected issuance of a large number of shares of our common stock upon conversion of the Notes, exercise of the securities described above or the issuance of new securities could reduce significantly the earnings or loss per share of our common stock and could have an adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal corporate office is located at 2704 West Roscoe Street, Chicago, Illinois. Our design and development studios are located in facilities in San Diego, California; Seattle, Washington; Austin, Texas; Moorpark, California; Chicago, Illinois; and Newcastle, England. We principally conduct our marketing operations out of our offices in Chicago, Illinois; London, England; Paris, France and Munich, Germany. We principally conduct our sales operations out of our offices in San Diego, California; London, England and Munich, Germany. We also lease a warehouse and distribution facility in Dallas, Texas. With the exception of our principal corporate office and some surrounding parking lots, all of our properties are leased. See Note 14 to our consolidated financial statements for information regarding our lease commitments.

We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Item 3.	Legal Proceedings.

We currently and from time to time are involved in litigation incidental to the conduct of our business. There is no such litigation at this time of which, in our opinion, is likely to have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter during the fourth quarter of 2006 to a vote of our stockholders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades publicly on the NYSE under the symbol “MWY”. The following table shows the high and low closing sale prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low

2005
First Quarter	$10.66	$8.69
Second Quarter	$11.11	$8.19
Third Quarter	$16.51	$11.19
Fourth Quarter	$23.39	$15.09
2006
First Quarter	$18.17	$9.22
Second Quarter	$10.45	$5.88
Third Quarter	$10.65	$8.40
Fourth Quarter	$9.18	$6.94
2007
First Quarter (through March 5, 2007)	$7.69	$6.00

On March 5, 2007, there were approximately 800 holders of record of our common stock.

Dividends. No cash dividends with respect to our common stock were declared or paid during 2006 or 2005. We plan to retain any earnings to fund the operation of our business. In addition, under our agreement with our lender, we are prohibited from paying cash dividends on our common stock. Although the terms of the 7.125% Notes do not prohibit our ability to declare or pay dividends on our common stock, the payment of dividends may result in an adjustment to the conversion rate of the 7.125% Notes.

Corporate Performance Graph. The following graph compares, for the period beginning December 31, 2001 and ending December 31, 2006, the percentage change during each period ending on the dates shown below in cumulative total stockholder return on our common stock with that of (1) the Standard and Poor’s 500 Stock Index (“S&P 500”) and (2) the Standard and Poor’s Leisure Time Index (“S&P Leisure”). The graph assumes an investment of $100 on December 31, 2001 in our common stock and $100 invested at that time in each of the indices and the reinvestment of dividends where applicable.

Comparison of Cumulative Five Year Total Return

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Midway	$100	$27.78	$25.85	$69.95	$126.38	$46.50
S&P 500	$100	$77.90	$100.25	$111.15	$116.61	$135.03
S&P Leisure	$100	$99.56	$124.59	$138.78	$122.33	$153.63

Recent Sales of Unregistered Securities. All unregistered sales of Midway securities during 2006 were previously reported.

Issuer Repurchases. None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. There were no purchases of our common stock by, or on behalf of, the Company or affiliated purchasers during the fourth quarter ended December 31, 2006. On February 8, 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of this transaction.

Item 6.	Selected Financial Data.

The following table sets forth our selected operating data and balance sheet data as of the dates and for the periods indicated. The selected financial data for the periods shown below have been derived from our audited consolidated financial statements included in this report and in our previous Annual Reports on Form 10-K.

	Years Ended December 31,
	2006	2005		2004		2003		2002
	(In thousands, except per share amounts)

SELECTED OPERATING DATA
Net revenues
Home video	$165,574	$150,078		$161,595		$92,524		$190,412
Coin-operated video(1)	—	—		—		—		1,445

Total net revenues	165,574	150,078		161,595		92,524		191,857
Gross profit (loss)	29,360	18,014		57,578		(20,781	)(6)	49,158
Operating loss	(71,979)	(108,516	)(3)	(25,045)		(115,975	)(7)	(52,265	)(8)
Loss before income taxes	(76,137)	(111,226)		(18,631	)(5)	(113,963)		(48,346)
Provision for income taxes(2)	1,646	1,261		1,314		1,264		5,477	(9)
Net loss	(77,783)	(112,487)		(19,945)		(115,227)		(53,823)
Preferred stock dividends:
Distributed	—	282		1,884		1,455		1,159
Imputed	—	6		2,915	(10)	1,252		18,636	(10)
Loss applicable to common stock	$(77,783)	$(112,775)		$(24,744)		$(117,934)		$(73,618)
Basic and diluted loss per share of common stock	$(0.86)	$(1.30)		$(0.34)		$(2.43)		$(1.61)
Average number of shares outstanding	90,708	86,937		72,421		48,486		45,586
SELECTED BALANCE SHEET DATA
Total assets	$254,061	$248,263		$242,317		$125,449		$201,400
Working capital	129,750	136,722		141,894		50,669		100,637
Long-term obligations, excluding redeemable convertible preferred stock	155,420 (4)	90,814	(4)	17,391		19,081		8,079
Redeemable convertible preferred stock	—	—		4,453		32,156		12,571
Stockholders’ equity	52,707	115,445		187,017		47,893		139,967

(1)	We exited our coin-operated video game product line in the quarter ended June 30, 2001.

(2)	After December 31, 2000, we have not provided for an income tax benefit due to the recording of a full valuation allowance on our deferred tax assets in the periods subsequent to December 31, 2000.

(3)	During 2005, we incurred restructuring and other charges totaling $10.8 million related to the closing of our Adelaide, Australia development studio. See Note 13 to the consolidated financial statements.

(4)	We completed two separate $75 million convertible senior note issuances in 2005 and 2006. See Note 9 to the consolidated financial statements.

(5)	Loss before income taxes for 2004 includes a $5.0 million gain from the settlement of liabilities with our former parent, WMS Industries Inc (“WMS”). See Note 16 to the consolidated financial statements. Also during 2004, we recorded a $1.8 million reduction of expenses previously recorded in 2003 related to legal proceedings.

(6)	During 2003, $33.2 million of charges related to the writedown of capitalized product development costs are included in cost of sales.

(7)	During 2003, Neil D. Nicastro ceased to serve as our Chief Executive Officer, President and Chief Operating Officer. As a result, 2003 administrative expense includes $9.5 million of charges incurred under the terms of our employment agreement and severance agreement with Mr. Nicastro. In addition, we incurred $9.7 million of restructuring and other charges relating to the consolidation of California product development and marketing operations, net of reductions recorded in prior year restructuring activities.

(8)	During 2002, we incurred selling and marketing expense and administrative expense totaling $0.9 million relating to the closing of administrative facilities located in Corsicana, Texas. We also incurred restructuring and other charges totaling $10.6 million relating primarily to the consolidation of product development operations in California and the closing of the Corsicana facility, net of reductions recorded in prior year restructuring activities.

(9)	During 2002, provision for income taxes includes $5.4 million of deferred income tax expense resulting from the revaluation of net deferred tax assets. We also incurred $0.1 million of current foreign income tax expense during 2002.

(10)	Amounts in 2002 and 2004 include the accelerated recognition of imputed (non-cash) preferred stock dividends related to the conversion of redeemable convertible preferred stock into shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We have one operating segment, developing and publishing interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and PCs to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms and handheld devices, including Sony’s PlayStation 2 (“PS2”) and PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; Nintendo’s GameCube (“NGC”), Wii, Game Boy Advance (“GBA”), and the Nintendo DS (“DS”); and also for PCs. Most of our video games currently have suggested retail prices on the initial release date in North America ranging from $29.99 to $59.99 for home console games, $19.99 to $49.99 for handheld games and $29.99 to $49.99 for PC games. Most of our video games currently have suggested retail prices on the initial release date in international markets ranging from $30.00 to $55.00 for home console games, $35.00 to $55.00 for handheld games and $25.00 to $65.00 for PC games. We are currently developing games for all of the next-generation of home console platforms, including Sony’s PlayStation 3 (“PS3”), Microsoft’s Xbox 360 and Nintendo’s Wii. We released our first video games for the next generation of home console platforms in the fourth quarter of 2006, including Blitz: The League for the Xbox 360 and a number of children’s titles for the Nintendo Wii. We have not yet released any video games for the PS3. We expect retail price ranges for our frontline next-generation video games on the initial release date to increase from those for our current-generation platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.

We have experienced annual operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we refocused our product strategy as we entered the current home console transition period in an effort to return to profitability. Our current product strategy includes the following: (i) build games that leverage our proven intellectual properties and franchises; (ii) build over-the-top sports games; (iii) continue to develop appealing games for mature gamers; (iv) expand our game development in the PC and children’s market to help us bridge through the console transition; and (v) gain market share in the next-generation home console cycle with the development of high potential ambitious, mass-market next-generation games. Prime examples of the first three are the 2006 releases of Mortal Kombat: Armageddon, the final sequel from our top-selling Mortal Kombat franchise on the current-generation home consoles, and NBA Ballers: Phenom and NBA Ballers: Rebound, the latest sequels to our NBA-licensed basketball franchise that features one-on-one and two-on-two gameplay both on and off the court compared to the standard team play provided in competitor titles. We increased our focus on the development of PC games with our release of four titles for the PC in 2005 and six more titles in 2006. We also re-entered the children’s game market in 2005 and released a number of licensed children’s titles through the end of 2006. Finally, we believe that the more ambitious, mass-market next-generation games will continue to be very successful as the next-generation consoles become more established in the market. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. These types of games became increasingly popular in the current home console cycle, and we expect this trend to continue with the more advanced hardware in the next-generation home console platforms. We have invested significant resources into the development of these types of games and expect to release the first of these for next-generation consoles in 2007.

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

We have completed several financing transactions in recent years to support and execute our refocused strategy. In September 2005, we completed a private placement of $75 million of convertible senior notes, resulting in net proceeds of approximately $72.3 million. We also completed a second private placement of $75 million of convertible senior notes in May 2006 which resulted in net proceeds of approximately $72.7 million. The proceeds of both financing transactions are being used for general corporate purposes, including working capital and capital expenditures.

New Platform Cycle, Recent Trends and Uncertainties

Our revenues and results of operations could be negatively impacted by the ongoing home console transition period, decreasing selling prices of our video games developed for the older generation of platforms, and increased development costs for video games developed for the next-generation home consoles.

New Platform Cycle — The current generation of game platforms includes the following home consoles: the PS2, released in 2000, and the GameCube and the Xbox, each released in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released their next-generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Sony also released their next-generation home console platform, the PS3, in November 2006 in both the U.S. and Japan. Sony is expected to release the PS3 in Europe in March 2007. We are currently developing video games for all of these new platforms. As we continue through the home console transition period, we expect our future revenues and operating results could continue to be negatively impacted. See “Item 1A. Risk Factors — If consumers discontinue purchasing our products for current-generation home consoles or the prices for our current-generation products further decrease as a result of the current home console transition period, our revenues and margins would be adversely affected” for further discussion.

Decreasing Revenues and Selling Prices — At the end of each cycle, when the introduction of a new generation of home game consoles is announced, net revenues related to the older generation of platforms and games generally diminish, as consumers defer and decrease purchases in anticipation of the new platforms and games, and video game developers lower prices on games for the older generation of platforms. Our net revenues for 2006 increased 10.3% compared to net revenues for 2005 due primarily to an increase in the total number of video games we released in 2006 compared to 2005 and a 45.3% increase in the number of units sold. However, our per-unit net selling price decreased 23.8% from 2005 to 2006 due largely to the ongoing home console transition period. Industry-wide North American retail unit and dollar sales continued to decline for the current generation of home consoles and related software during all of 2006 compared to 2005. We expect this trend to continue and our future revenues could continue to be negatively affected until we begin to release more video games for the next-generation consoles and the completion of the home console transition period.

For the second, third and fourth quarters of 2006, total industry-wide North American retail unit and dollar sales for software on all consoles, both current- and next-generation combined, have increased over the same quarters in 2005 as more next-generation consoles reach the marketplace and spending on next-generation products increases.

Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. We believe our strategy of growing our internal product development resources will facilitate an efficient cost structure for development of video games for the next generation of consoles because we will be able to share and reuse as opposed to recreating technologies and developed assets across our internal studios. However, we expect that video games for the next generation of consoles will be more costly and take longer to develop. Specifically, we expect the development cycle for video games for the next generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the current generation of consoles of 12 to 36 months. We expect our costs related to developing titles on the next generation of consoles will generally range between $8 million to $28 million per title, which represents a substantial increase in costs incurred to develop current-generation titles, which have ranged from $4 million to $16 million.

Handheld Market

In November 2004, Nintendo launched a dual-screened, portable game system, the DS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. We released our first games for the PSP and DS in the fourth quarter of 2005 and fourth quarter of 2006, respectively. We have devoted more resources toward the handheld market as it continues to become a larger part of the video game industry in recent years.

PC Market

We generated increased revenues from games played on the PC in recent years and anticipate revenues from PC titles to increase in the future. We launched Rise & Fall: Civilizations at War in the second quarter of 2006 along with a number of additional titles throughout the year. Our future releases will include our previously announced agreement to publish The Lord of the Rings Online: Shadows of Angmar in North America and Unreal Tournament III, both scheduled for release in 2007, along with additional scheduled releases of PC titles in 2007 and beyond.

Children’s Market

During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. Video game sales for the children’s market had historically performed well, particularly on the older video game consoles and the handheld platforms, during a console transition period. We released the first title under these agreements, Ed, Edd n’ Eddy, in the fourth quarter of 2005. In 2006, we released three more titles under these agreements: The Ant Bully, The Grim Adventures of Billy & Mandy and Happy Feet.

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

MTV is a subsidiary of Viacom Inc. Our largest stockholder, Sumner M. Redstone, serves as Executive Chairman of the board of directors of Viacom and is the Chairman of the board of directors and Chief Executive Officer of National Amusements, Inc. (“NAI”). NAI is the parent company of Viacom. See Note 16 to the consolidated financial statements for transactions with MTV and other entities controlled by Mr. Redstone.

In February 2006, we announced that we are scheduled to co-publish and distribute Turbine, Inc.’s, The Lord of the Rings Online: Shadows of Angmar in North America. The Lord of the Rings Online, scheduled to be released in the first half of 2007, is the world’s first and only massively multiplayer online (MMO) role-playing game based upon the literary works of J.R.R. Tolkien.

Also, in February 2006, we announced the broadening of our in-game advertising strategy and executed a multi-year, multi-game agreement with Double Fusion Inc. to provide dynamic, in-game advertising in future titles. We expect to work together with Double Fusion to integrate advertising campaigns into multiple next-generation titles. This agreement is expected to generate incremental revenue in addition to revenue from our existing static advertising placement strategy. Under this agreement, certain of our titles are slated to incorporate Double Fusion’s dynamic ad-serving technology to serve advertising campaigns which will be sold by Double Fusion’s worldwide sales force.

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

Issuance of Convertible Senior Notes

During September 2005, we completed the private placement of $75 million of 6.0% convertible senior notes due 2025 (the “6.0% Notes”) resulting in net proceeds of approximately $72.3 million. We used the proceeds from the offering for general corporate purposes, including working capital and capital expenditures.

During May 2006, we completed our second private placement of $75 million of 7.125% convertible senior notes due 2026 (the “7.125% Notes,” together with the 6.0% Notes, the “Notes”) resulting in net proceeds of approximately $72.7 million. We also intend to use the proceeds from this offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to fund future acquisitions of, or strategic alliances with, development companies or other companies involved in the development, production or sales of videogames. See Note 9 to the consolidated financial statements for further details on the Notes.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions, including grants of stock options to employees, be recognized in financial statements based on the fair value of the award on its grant date. We adopted the provisions of SFAS No. 123R on January 1, 2006. Prior to January 1, 2006, we disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amounts in a note to the consolidated financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure is no longer an alternative.

On January 1, 2006, we adopted the modified-prospective application method allowed under SFAS No. 123R which requires compensation cost to be recognized for all stock awards issued subsequent to adoption, as well as the unvested portion of awards outstanding on the date of adoption. Prior to January 1, 2006, we accounted for stock-based awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The adoption of SFAS No. 123R resulted in the recognition of $3,519,000 of compensation cost related to stock options during 2006. The modified-prospective application method does not impact the financial results of our previously reported periods. During 2006, we also recognized $2,603,000 of compensation cost related to previously issued restricted shares of our common stock which also would have been recognized under the provisions of APB 25. As of December 31, 2006, we had $2,576,000 of total unrecognized compensation cost related to all share-based awards, excluding performance-based restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of less than one year. We also had performance-based restricted stock awards outstanding at December 31, 2006 previously granted to key members of management. These awards could result in a maximum of $9,613,000 of compensation expense in future periods should the maximum performance conditions be achieved. Such compensation expense, if any, could be recognized during the period from January 2007 through March 2008. Recognition of this expense in future periods is dependent upon the assessment as to whether the achievement of the performance conditions is deemed probable at the end of each reporting period.

We made no modifications to outstanding share-based payment arrangements in conjunction with the adoption of SFAS No. 123R.

See Note 12 to the consolidated financial statements for further details on stock-based compensation and the impact of adopting SFAS No. 123R on January 1, 2006.

Majority Stockholder

Sumner M. Redstone, our largest stockholder, reported in filings made with the SEC that his aggregate beneficial holdings approximated 88% of our outstanding voting securities as of December 31, 2006. As the majority voting stockholder of Midway, Mr. Redstone and his related parties can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone and his related parties were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” transaction. Mr. Redstone has also stated that Midway could be considered as a potential Viacom acquisition candidate. In 2004, Viacom established an Ad Hoc Committee on Electronic Games to consider any proposed transactions or business arrangements between Viacom and Midway. According to Viacom’s proxy statement for its 2006 annual meeting filed with the SEC, it dissolved the Ad Hoc Committee in connection with the separation of Viacom and CBS on December 31, 2005. Mr. Redstone is the Chairman of the board and Chief Executive Officer of National Amusements, Inc. NAI is the parent company of Viacom Inc. (“Viacom”). Midway formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, comprised of three directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, Inc., a corporation of which Mr. Redstone indirectly owns a controlling interest. In February 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of these transactions. See “Item 1A. Risk Factors — Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” and “— Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.”

See Note 16 to the consolidated financial statements for transactions with entities controlled by Mr. Redstone.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to our business operations. The interpretation of these policies requires management judgments and estimates of matters which ultimately may differ from actual results. For a discussion of other significant accounting policies, refer to Note 1 to the consolidated financial statements.

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

During 2006, 2005 and 2004, we recorded provisions for price protection, returns and discounts of $33,900,000, $26,650,000 and $16,904,000, respectively. Such amounts are reflected as a reduction of revenues. Our accounts receivable balance is reported net of an allowance for estimated future price protection and discounts to be issued and estimated future product returns to be accepted from sales made prior to the balance sheet date. At December 31, 2006 and 2005, our allowances for price protection, returns and discounts were $18,093,000 and $14,867,000, respectively. We believe these allowances are adequate based on historical experience and our current estimate of future price protection, returns and discounts.

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

During 2006 and 2005, we recorded provisions for doubtful accounts of $241,000 and $692,000, respectively. During 2004, we recorded a $448,000 gain related to partial collection of customer accounts previously written off, net of current year provisions. Such amounts are included in administrative expense. Our accounts receivable balance is reported net of an allowance for doubtful accounts from sales made prior to the balance sheet date. At December 31, 2006 and 2005, our allowances for doubtful accounts were $1,315,000 and $1,263,000, respectively. We believe this allowance is adequate based on historical experience and our current estimate of doubtful accounts.

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

During 2006, 2005 and 2004, we recorded capitalized product development cost impairment charges in cost of sales and, where appropriate, restructuring and other charges of $1,696,000, $14,689,000 and $9,843,000, respectively. Our capitalized product development costs at December 31, 2006 and 2005 were $41,613,000 and $27,595,000, respectively. We believe our capitalized product development costs balance at December 31, 2006 is recoverable from future revenue activity.

Goodwill

In accordance with SFAS No. 142, we evaluate whether any event has occurred which might indicate that the carrying value of goodwill is impaired. In addition, SFAS No. 142 requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test. We use October 1 as our annual measurement date and use market capitalization as an initial indicator of our fair value. We completed our annual impairment test on October 1, 2006 and found no indicators of impairment of goodwill. As a result, we did not recognize an impairment loss.

The carrying amount of goodwill at December 31, 2006 and 2005 was $41,273,000 and $41,108,000, respectively. Future goodwill impairment tests may result in a material charge to earnings if, for example, our enterprise fair value falls below our net book value.

Valuation of deferred tax assets

We record a valuation allowance to reduce our deferred tax assets to the net amount we expect to realize in future periods. Our deferred tax assets result primarily from tax loss carryforwards. The amount of tax loss carryforward expected to be used within the carryforward period is limited to sources of future taxable income that are more likely than not to be generated within the carryforward period. The valuation allowance recorded is a reduction to the deferred tax asset, with a corresponding charge to the statement of operations. In the event we determine that we will realize our deferred tax asset in the future in excess of our net recorded amount, an increase to the net deferred tax asset would be recorded in the period such determination was made. Generating taxable income in subsequent periods and changes in estimates of future taxable income could affect the amounts of the net deferred tax assets and valuation allowances. At December 31, 2006 and 2005, we had valuation allowances of $185,546,000 and $160,622,000, respectively. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code of 1986, as amended, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. See Note 8 to the consolidated financial statements.

Results of Operations

The following table sets forth our operating results in dollars and expressed as a percentage of net revenues for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006		2005		2004
	(Dollars in thousands)

Net revenues	$165,574	100.0%	$150,078	100.0%	$161,595	100.0%
Cost of sales:
Product costs and distribution	67,331	40.7	56,212	37.5	62,742	38.8
Royalties and product development	68,883	41.6	75,852	50.5	41,275	25.6

Total cost of sales	136,214	82.3	132,064	88.0	104,017	64.4

Gross profit	29,360	17.7	18,014	12.0	57,578	35.6
Research and development expense	37,022	22.4	39,693	26.4	25,621	15.8
Selling and marketing expense	43,150	26.1	57,189	38.1	41,159	25.5
Administrative expense	21,297	12.8	18,864	12.6	15,949	9.9
Restructuring and other charges	(130)	(0.1)	10,784	7.2	(106)	(0.1)

Operating loss	(71,979)	(43.5)	(108,516)	(72.3)	(25,045)	(15.5)
Interest income	4,384	2.7	2,449	1.6	1,267	0.8
Interest expense	(11,241)	(6.8)	(3,119)	(2.1)	(1,248)	(0.8)
Other (expense) income, net	2,699	1.6	(2,040)	(1.3)	6,395	4.0

Loss before income taxes	(76,137)	(46.0)	(111,226)	(74.1)	(18,631)	(11.5)
Provision for income taxes	1,646	1.0	1,261	0.8	1,314	0.8

Net loss	(77,783)	(47.0)	(112,487)	(74.9)	(19,945)	(12.3)
Preferred stock dividends:
Distributed	—	—	282	0.2	1,884	1.2
Imputed	—	—	6	—	2,915	1.8

Loss applicable to common stock	$(77,783)	(47.0)%	$(112,775)	(75.1)%	$(24,744)	(15.3)%

We seek to develop video games that are action-packed and exciting and then market these games to a broad audience in order to attract a loyal fan-base. We hope to create titles that will sell at least one million copies worldwide. Since 2002, we released the following titles that have reached this one million unit sales threshold:

Video Game Title	Year Released
Happy Feet	2006
Mortal Kombat: Armageddon	2006
Blitz: The League	2005
Mortal Kombat: Shaolin Monks	2005
Mortal Kombat: Deception	2004
NBA Ballers	2004
Midway Arcade Treasures	2003
Mortal Kombat: Deadly Alliance	2002

2006 Compared with 2005

The following table provides a comparison of operating results from year-to-year (dollars in thousands):

		Years Ended December 31,
	See		% of Net		% of Net	Increase/
	Explanation	2006	Revenues	2005	Revenues	(Decrease)	% Change

Consolidated net revenues	A	$165,574	100.0%	$150,078	100.0%	$15,496	10.3%
North American net revenues	B	124,112	75.0%	118,285	78.8%	5,827	4.9%
International net revenues	C	41,462	25.0%	31,793	21.2%	9,669	30.4%
Cost of sales:
Product costs and distribution	D	67,331	40.7%	56,212	37.5%	11,119	19.8%
Royalties and product development	E	68,883	41.6%	75,852	50.5%	(6,969)	(9.2)%
Research and development expense	F	37,022	22.4%	39,693	26.4%	(2,671)	(6.7)%
Selling and marketing expense	G	43,150	26.1%	57,189	38.1%	(14,039)	(24.5)%
Administrative expense	H	21,297	12.8%	18,864	12.6%	2,433	12.9%
Restructuring and other charges	I	(130)	(0.1)%	10,784	7.2%	(10,914)	(101.2)%
Interest income	J	4,384	2.7%	2,449	1.6%	1,935	79.0%
Interest expense	K	(11,241)	(6.8)%	(3,119)	(2.1)%	(8,122)	260.4%
Other (expense) income, net	L	2,699	1.6%	(2,040)	(1.3)%	4,739	(232.3)%
Provision for income taxes	M	1,646	1.0%	1,261	0.8%	385	30.5%
Preferred stock dividends	N	—	0.0%	288	0.2%	(288)	(100.0)%

A.	Consolidated Net Revenues

The following table sets forth our total consolidated net revenues by platform for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2006		2005

Microsoft Xbox 360	$3,469	2.1%	$—	0.0%
Nintendo Wii	11,456	6.9	—	0.0
Sony PlayStation 2	75,955	45.8	77,590	51.7
Microsoft Xbox	14,602	8.8	51,570	34.4
Nintendo GameCube	11,184	6.8	5,452	3.6
Sony PlayStation Portable	13,845	8.4	1,729	1.2
Nintendo DS	9,870	6.0	—	0.0
Nintendo Game Boy Advance	9,417	5.7	2,333	1.6
Personal Computer	9,307	5.6	4,016	2.7
Licenses and Royalty	6,301	3.8	6,145	4.1
Other	168	0.1	1,243	0.7

Total Consolidated Net Revenues	$165,574	100.0%	$150,078	100.0%

The increase in consolidated net revenues was primarily due to an increase in unit sales volume of 45.3%, offset by a 23.8% decrease in our per-unit net selling price from 2005 to 2006. The decrease in our per-unit net selling price was due largely to the ongoing home console transition period, as well as selling a higher percentage of children’s, handheld and value titles in 2006 than in 2005. Also included in net revenues, license and royalty revenue increased $156,000 (2.5%) from 2005 to 2006. See Item 1 of this report for a listing of video game titles that we released for sale by platform and territory.

B.	North American Net Revenues

In North America we released 35 new video games in 2006 compared to 28 new video games in 2005. Our top three selling titles for 2006 in North America included Mortal Kombat: Armageddon, Happy Feet and Rampage: Total Destruction and represented $55,974,000 of 2006 net revenues. The top three selling titles of 2005, representing $58,305,000 of 2005 net revenues, included Blitz: The League, Mortal Kombat: Shaolin Monks and Area 51. North American net revenues also include substantially all license and royalty revenues.

C.	International Net Revenues

The increase in international net revenues is due in part to releasing 23 video games in 2006 compared to only 19 video games in 2005, as well as the success of our frontline titles in each year. We continue our efforts to release our video games internationally contemporaneous with their release in North America. Our top three selling titles internationally for 2006, representing $23,024,000 of 2006 net revenues, included Happy Feet, Rise & Fall: Civilizations at War and Mortal Kombat: Armageddon. Our top three selling titles internationally for 2005 included Area 51, Mortal Kombat: Shaolin Monks and L.A. RUSH and represented $18,154,000 of 2005 net revenues.

D.	and E. Cost of Sales

  Product Costs and Distribution

Total product and distribution costs increased from 2005 to 2006 primarily as a result of a 45.3% increase in unit sales volume, being partially offset by a 17.5% decrease in our per-unit disk costs. The disk costs include royalties payable to the platform manufacturers. The decrease in per-unit disk costs was due to selling a higher proportion of PC titles in 2006, for which we are not charged a royalty from platform manufacturers. We also sold more console games with a lower average retail price upon first release in 2006 compared to 2005 for which we are charged a lower royalty by platform manufacturers.

  Royalties and Product Development

The decrease in royalties and product development costs was primarily attributable to decreased amortization and writedowns of capitalized product development costs from 2005 to 2006, as provided in the following table. We recorded $12,057,000 of total writedowns in 2005 compared to a $1,696,000 writedown during 2006. Also, royalty expense incurred on our video games sold increased $4,612,000 from 2005 to 2006, from $6,698,000 to $11,310,000, due primarily to license fees incurred on the children’s titles we released under the Warner Bros. Interactive Entertainment/Cartoon Network agreement in 2006. During 2006, we incurred significant licensing fees related to the releases of Happy Feet, The Ant Bully, NBA Ballers: Phenom and SpyHunter: Nowhere to Run. During 2005, we incurred significant licensing fees related to the releases of Unreal Championship 2: The Liandri Conflict and Earth 2160.

Amortization and writedowns of capitalized product development costs, the most significant portion of costs of sales, were as follows:

	Years Ended December 31,
Description	2006	2005

Amortization of capitalized product development costs	$53,628,000	$55,417,000
Writedowns related to future releases	—	4,366,000
Writedowns related to current releases	1,696,000	7,691,000

Total	$55,324,000	$67,474,000

In addition to the amortization and writedowns of capitalized product development costs of $67,474,000 included in cost of sales for 2005, we incurred an additional $2,632,000 writedown of capitalized product development costs for a future release which was expensed in restructuring and other charges on the consolidated statement of operations as it related to the restructuring plan and closing of our Adelaide, Australia development studio in December 2005.

F.	Research and Development Expense

Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Years Ended December 31,
Description	2006	2005

Gross research and development costs	$106,364,000	$108,735,000
Research and development costs capitalized	(69,342,000)	(69,042,000)

Research and development expense	$37,022,000	$39,693,000

The decrease in gross research and development costs was attributable partly to a $7,947,000 decrease in third-party milestones, from $28,149,000 in 2005 to $20,202,000 in 2006. This decrease in third-party milestones was a result of significant milestone payments made during 2005 related to certain PC titles, as well as no longer paying development milestones to The Pitbull Syndicate Limited (“Pitbull”), a development studio located in Newcastle, England that we acquired in October 2005, after the acquisition of the studio. All costs incurred related to Pitbull’s development of L.A. RUSH during 2005 were included in third-party milestones. Also, expenditures for external artwork performed decreased $1,523,000 from 2005 to 2006. These decreases were partially offset by a $4,015,000 increase in research and development payroll and related benefits, from $55,068,000 in 2005 to $59,083,000 in 2006. This increase in research and development payroll and related benefits was primarily a result of the headcount added with our acquisition of Pitbull, as well as growth of our other existing development studios and increased stock compensation expense recognized in 2006 upon the termination of certain employees during the period which accelerated the recognition of stock compensation expense related to their restricted stock. Depreciation on developmental assets also increased $950,000 from 2005 to 2006. In addition, rent expense related to research and development properties increased $918,000 during 2006 compared to 2005 as a result of adding the Pitbull studio and also incurring costs to exit the former building we leased for our studio in Austin, Texas.

G.	Selling and Marketing Expense

Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Selling and marketing expense decreased significantly from 2005 to 2006 as we reduced the amount of marketing exposure for certain of our titles as we continued through the ongoing home console transition period.

Advertising expense decreased $13,579,000, from $41,235,000 for 2005 compared to $27,656,000 for 2006, despite an increase in the number of video games released in 2006. Advertising expense for 2006 was primarily attributable to support of our current period releases. Advertising expense for 2005 was primarily attributable to the support of our new releases during 2005, as well as continued advertising support for Mortal Kombat: Deception, which was released on the PS2 and Xbox in the fourth quarter of 2004 and on NGC in the first quarter of 2005.

H.	Administrative Expense

The increase in administrative expense was due primarily to a $3,374,000 increase in administrative payroll and related benefits from 2005 to 2006 due primarily to stock compensation expense recognized during 2006 upon the adoption of SFAS No. 123R. Total administrative stock compensation expense recorded during 2006 was $2,906,000 compared to $149,000 in 2005. These increases were partially offset by decreases in bad debt expense, insurance premiums and outside service expenditures from 2005 to 2006 of $494,000, $466,000 and $319,000, respectively.

I.	Restructuring and Other Charges

Restructuring and other charges in 2005 represent costs incurred to close our Adelaide, Australia facility and consolidate certain product development operations to our other development studios. Restructuring and other charges in 2006 represent net adjustments from estimated costs incurred from the 2005 restructuring plan. For further details regarding our restructuring activities see “Overview” above and Note 13 to the consolidated financial statements. Restructuring and other charges incurred were as follows:

	Years Ended December 31,
Description	2006	2005

Impairment of fixed and intangible assets and goodwill	$—	$5,416,000
Impairment of capitalized product development costs	—	2,632,000
Lease and long-term commitments and other costs	—	1,410,000
Severance and related costs	—	1,326,000
Reversals of previously accrued charges, net	(130,000)	—

Total	$(130,000)	$10,784,000

J.	Interest Income

The increase in interest income from 2005 to 2006 was attributable to higher average cash balances, as well as an increase in average interest rates, during the same periods. We raised $150,000,000 in two separate financing transactions, one during the third quarter of 2005 and one during the second quarter of 2006, that significantly increased our average cash balances during 2006 compared to 2005.

K.	Interest Expense

The increase in interest expense was due primarily to interest expense incurred on the issuance of our 6.0% Notes completed in September 2005 and the 7.125% Notes completed in May 2006 which are discussed in “Overview — Issuance of Convertible Senior Notes” above and Note 9 to the consolidated financial statements. We recognized $7,632,000 of total interest expense related to the stated interest rate of these issuances in 2006 compared to only $1,275,000 of interest expense related to the 6.0% Notes in 2005. Included in interest expense is amortization related to deferred financing costs incurred in completing the issuances of the Notes, which totaled $1,065,000 and $208,000 in 2006 and 2005, respectively.

Also, in June 2006, we recorded a $9,119,000 discount on the 7.125% Notes as a result of the adjustment to the conversion price to $8.80 per share of common stock. This discount is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (June 26, 2006) to May 31, 2010, the date at which the holders may first require us to redeem the 7.125% Notes. This discount amortization is recognized as interest expense in our consolidated statement of operations. We recognized $1,129,000 of interest expense in 2006 related to this discount amortization. Future conversion rate adjustments may result in the recognition of additional discounts and interest expense in our consolidated financial statements. Specifically, the 6.0% Notes include a conversion rate adjustment provision that, if triggered, could result in recording a maximum discount of $46.1 million that would be recognized as interest expense over the period from April 30, 2007, or in some cases September 30, 2007, through April 30, 2009, the date at which the holders may first require us to redeem the 6.0% Notes. See further discussion of the 6.0% Notes’ conversion rate adjustment provision and the circumstances under which the conversion rate adjustment may be triggered at Note 9 to the consolidated financial statements.

Additionally, we have a term loan with a balance of $6,944,000 and $10,277,000 at December 31, 2006 and 2005, respectively. The term loan bears interest at our election of either the bank’s base rate or the LIBOR rate plus 2.75%, plus any monthly adjustment based on our level of liquidity. See “Liquidity and Capital Resources” and Note 7 to the consolidated financial statements.

L.	Other (Expense) Income, net

Other (expense) income, net during 2006 reflects $2,670,000 of foreign currency transaction gains compared to $2,133,000 of foreign currency transaction losses during 2005.

M.	Provision for Income Taxes

The provision for income taxes was relatively consistent between 2006 and 2005. Income tax expense in the amount of $1,316,000 and $1,313,000 in 2006 and 2005, respectively, relates to an increase in the difference between the book and tax basis of goodwill. The remainder of income tax expense in 2006 and 2005 relates to current tax expense related to foreign jurisdictions and current tax benefit related to U.S. federal tax refunds. Deferred tax liabilities related to goodwill are not offset against deferred tax assets since it is uncertain as to if and when amounts attributable to goodwill will be recognized as expenses in the income statement. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill at December 31, 2006 and 2005. See Note 8 to the consolidated financial statements.

N.	Preferred Stock Dividends

See Note 10 to the consolidated financial statements for a discussion of dividends incurred in relation to our preferred stock.

2005 Compared with 2004

The following table provides a comparison of operating results from year-to-year (dollars in thousands):

		Years Ended December 31,
	See		% of Net		% of Net	Increase/
	Explanation	2005	Revenues	2004	Revenues	(Decrease)	% Change

Consolidated net revenues	A	$150,078	100.0%	$161,595	100.0%	$(11,517)	(7.1)%
North American net revenues	B	118,285	78.8%	132,075	81.7%	(13,790)	(10.4)%
International net revenues	C	31,793	21.2%	29,520	18.3%	2,273	7.7%
Cost of sales:
Product costs and distribution	D	56,212	37.5%	62,742	38.8%	(6,530)	(10.4)%
Royalties and product development	E	75,852	50.5%	41,275	25.6%	34,577	83.8%
Research and development expense	F	39,693	26.4%	25,621	15.8%	14,072	54.9%
Selling and marketing expense	G	57,189	38.1%	41,159	25.5%	16,030	38.9%
Administrative expense	H	18,864	12.6%	15,949	9.9%	2,915	18.3%
Restructuring and other charges	I	10,784	7.2%	(106)	(0.1)%	10,890	10,273.6%
Interest income	J	2,449	1.6%	1,267	0.8%	1,182	93.3%
Interest expense	K	(3,119)	(2.1)%	(1,248)	(0.8)%	(1,871)	149.9%
Other (expense) income, net	L	(2,040)	(1.3)%	6,395	4.0%	(8,435)	(131.9)%
Provision for income taxes	M	1,261	0.8%	1,314	0.8%	(53)	(4.0)%
Preferred stock dividends	N	288	0.2%	4,799	3.0%	(4,511)	(94.0)%

A.	Consolidated Net Revenues

The following table sets forth our total consolidated net revenues by platform for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2005		2004

Sony PlayStation 2	$77,590	51.7%	$97,299	60.2%
Microsoft Xbox	51,570	34.4	54,889	34.0
Nintendo GameCube	5,452	3.6	4,764	2.9
Personal Computer	4,016	2.7	—	—
Nintendo Game Boy Advance	2,333	1.6	293	0.2
Sony PlayStation Portable	1,729	1.2	—	—
License and Royalty	6,145	4.1	3,588	2.2
Other	1,243	0.7	762	0.5

Total Consolidated Net Revenues	$150,078	100.0%	$161,595	100.0%

B.	North American Net Revenues

We released 28 new video games in North America in 2005 compared to 14 new video games in 2004. Despite an increase in the number of video games released in North America from 2004 to 2005, North American net revenues decreased by 10.4%. This decrease was due in part to the greater success of our frontline titles released in 2004, two of which sold in excess of one million units, compared to 2005. We also believe the decrease was attributable to the general softening in the industry as consumers began to delay their video game purchases in anticipation of the new home consoles and video games for those new consoles. Our top three selling titles for 2005 in North America included Blitz: The League, Mortal Kombat: Shaolin Monks and Area 51 and represented $58,305,000 of 2005 net revenues. The top three selling titles of 2004, representing $86,307,000 of 2004 net revenues, included Mortal Kombat: Deception, NBA Ballers and The Suffering.

North American net revenues also include substantially all license and royalty revenues. License and royalty revenues increased $2,557,000 from 2004 to 2005. This increase was a result of entering more arrangements with various third parties to license our rights and intellectual property.

C.	International Net Revenues

The increase in international net revenues was due largely to releasing 19 video games in 2005 compared to only 10 video games in 2004. We formed new subsidiaries in Germany and France in January 2005 and November 2005, respectively. Currently these offices perform primarily sales, marketing and distribution functions. We believe the establishment of these offices further improved our European sales potential for both current and future periods. Our top three selling titles internationally for 2005 included Area 51, Mortal Kombat: Shaolin Monks and L.A. RUSH and represented $18,154,000 of 2005 net revenues. Our top three selling titles internationally for 2004, representing $19,656,000 of 2004 net revenues, included Mortal Kombat: Deception, The Suffering and Psi-Ops: The Mindgate Conspiracy.

D.	and E. Cost of Sales

Product Costs and Distribution

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

Royalties and Product Development

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

In addition to the amortization and writedowns of capitalized product development costs included in cost of sales for 2005, we incurred a $2,632,000 writedown of capitalized product development costs for a future release which was expensed in restructuring and other charges on the consolidated statement of operations as it related to the restructuring plan and closing of our Adelaide, Australia development studio in December 2005.

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

The increase in gross research and development costs was attributable to having more games in development in 2005 as compared to 2004. This increased development activity was facilitated by increased headcount in our internal product development teams, from 510 employees to 650 employees at December 31, 2004 and 2005, respectively. This increase in internal product development team headcount was attributable to the acquisition of Pitbull in October 2005 as well as the growth of our other existing development studios. We had also acquired Ratbag in August 2005, a development studio located in Adelaide, Australia which we eventually closed in December 2005 as part of a restructuring plan to reduce our cost structure and consolidate certain product development activity to other existing studios. As a result of the increased headcount and development activity in 2005, our product development payroll and related benefits increased by $19,194,000, from $35,873,000 in 2004 to $55,067,000 in 2005. Also, third-party development expenditures increased $5,700,000, from $22,449,000 in 2004 to $28,149,000 in 2005. The remaining increase related to additional costs incurred in 2005 for services performed by external parties in the production of our video games.

For further details regarding the restructuring activities, see “Restructuring and Other Charges” below and Note 13 to the consolidated financial statements.

G.	Selling and Marketing Expense

Selling and marketing expense increased significantly from 2004 to 2005, due in part to an overall increase in video games released in 2005 compared to 2004. In North America, ten new console titles were released in 2005 compared to seven new console titles released in 2004. In 2005, we continued our efforts to increase pre-launch awareness and visibility of our games through increased advertising support of our games, including television, print and on-line advertising which increases the average selling and marketing expense per game. We also made a concerted effort to increase the sales and marketing support of our international releases, as evidenced by the formation of our new subsidiaries in Munich, Germany in January 2005 and Paris, France in November 2005.

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

The increase in interest expense was due primarily to interest expense incurred on our 6.0% Notes completed in September 2005 which is discussed in “Overview — Issuance of Convertible Senior Notes” above and Note 9 to the consolidated financial statements. We accrued $1,275,000 of interest expense related to the 6.0% Notes in 2005. Also included in interest expense is amortization of $208,000 related to deferred financing costs incurred in issuing the 6.0% Notes. Additionally, we entered into our credit facility with Wells Fargo Foothill, Inc. in March 2004 and borrowed $15,000,000 under its provision for a term note payable. Our term loan debt was outstanding for the entire year ended December 31, 2005 compared to only a portion of the year ended December 31, 2004.

L.	Other (Expense) Income, net

During 2004, we realized a net gain of $4,987,000 in settlement of tax sharing and related agreements with WMS Industries Inc. (“WMS”), our former parent company. Also, we realized net foreign currency transaction gains of $1,215,000 in 2004 compared to net foreign currency transaction losses of $2,133,000 in 2005.

M.	Provision for Income Taxes

The provision for income taxes was relatively consistent between 2005 and 2004. Income tax expense in the amount of $1,313,000 and $1,314,000 in 2005 and 2004, respectively, relates to an increase in the difference between the book and tax basis of goodwill. The remainder of income tax expense in 2005 relates to current tax benefit related to U.S. federal tax refunds. Deferred tax liabilities related to goodwill are not offset against deferred tax assets since it is uncertain as to if and when amounts attributable to goodwill will be recognized as expenses in the income statement. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill at December 31, 2005 and 2004. See Note 8 to the consolidated financial statements.

N.	Preferred Stock Dividends

See Note 10 to the consolidated financial statements for a discussion of dividends incurred in relation to our preferred stock.

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 applies to all tax positions related to income taxes that are subject to Statement of Financial Accounting Statement No. 109, Accounting for Income Taxes. We will adopt FIN 48 effective January 1, 2007 on a prospective basis. We do not currently believe the adoption of FIN 48 will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008. We are currently reviewing this new accounting standard but do not currently believe adoption of SFAS No. 157 will have a material impact on our financial position and results of operations.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 offers a special “one-time” transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for all companies’ fiscal years ending after November 15, 2006. We adopted the provisions of SAB 108 for the year ended December 31, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

Liquidity and Capital Resources

Our principal source of operating cash is from the distribution and sale of our video games. In each of 2006 and 2005, we completed a $75 million convertible senior note issuance to strengthen our cash position. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games and administrative expenses. As of December 31, 2006, our primary source of liquidity was $73,422,000 of cash and cash equivalents, compared with $98,376,000 at December 31, 2005. Our cash and cash equivalents balance at December 31, 2006 was impacted by the following financing cash inflows that occurred during the year then ended: $72,731,000 from the issuance of convertible senior notes and $6,318,000 of cash received from common stock option exercises. These inflows from financing activities were offset by a net $92,902,000 usage of cash to fund operating activities. Our working capital at December 31, 2006 totaled $129,750,000, compared with $136,722,000 at December 31, 2005. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

We actively manage our capital structure and balance sheet as a component of our overall business strategy. Since January 2004, we have acquired four privately-held software developers principally through the issuance of shares of our common stock. We may issue additional shares of common stock, and use our cash and cash equivalents, if we identify an opportunity to acquire businesses that will further strengthen our internal product development teams and our ability to create high quality games, or that will further strengthen our distribution capabilities. We may also pursue additional debt or equity financing in the future to raise additional working capital or to pay our long-term obligations, alleviating cash use requirements.

During the year ended December 31, 2006, gross receivables, excluding the impact of receivables provisions, increased by $53,587,000 due to sales for the period exceeding cash collections and credits granted to customers. This was primarily attributable to the significant increase in net revenues during the fourth quarter of 2006 ($96,864,000) compared to net revenues in the fourth quarter of 2005 ($69,810,000). We also invested $8,751,000 in property and equipment during the year ended December 31, 2006, relating primarily to computer equipment and software used to develop video games for the next-generation home consoles.

Gross receivables, excluding the impact of receivables provisions, increased by $42,090,000 during the year ended December 31, 2005 due to sales for the period exceeding cash collections and credits granted to customers. Accounts payable and accruals increased from the beginning of the period by a net $6,623,000 due to costs incurred in relation to our titles released in the fourth quarter of 2005 and in development at year-end, including marketing and advertising costs incurred, as well as amounts owed for inventory and distribution costs and third-party development milestones. We also invested $6,430,000 in property and equipment during the year ended December 31, 2005, relating primarily to computer equipment and software used to develop video games.

Management believes that our cash and cash equivalents on-hand at December 31, 2006 of $73,422,000, along with additional availability under the bank financing secured in March 2004 (see below), will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and our other presently anticipated needs through 2007. Therefore, we believe we will not need to raise additional debt or equity financing during 2007; however, we will assess opportunities should market conditions appear favorable.

In May 2006, we completed a private placement of $75 million of 7.125% convertible senior notes due 2026 (“7.125% Notes”), resulting in net proceeds of approximately $72.7 million. The proceeds are being used for general corporate purposes, including working capital and capital expenditures. The convertible senior notes bear interest at 7.125% per annum and are payable semi-annually on November 30 and May 31 of each year, beginning November 30, 2006. The holders of the 7.125% Notes could initially convert the notes into shares of our common stock at any time prior to the maturity date or redemption at a conversion rate of 92.0810 shares per $1,000 principal amount of notes, which represented an initial conversion price of approximately $10.86 per share. Effective June 26, 2006, the conversion rate was adjusted so that the conversion price was adjusted to $8.80 per share of common stock. The conversion rate of the 7.125% Notes may further increase based upon certain circumstances or events. Also, the earliest date the holders may require us to settle the convertible senior notes in cash is May 31, 2010. The terms of the 7.125% Notes limit our ability to incur additional indebtedness and perform certain other business activities, as more fully described in “Item 1A. Risk Factors” of this Form 10-K. The issuance of the 7.125% Notes was in addition to the $75 million of 6.0% convertible senior notes due 2025 (“6.0% Notes”) previously issued in September 2005. See Note 9 to the consolidated financial statements for details of both convertible senior note issuances.

We have a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. The outstanding balance of the term loan was $6,944,000 at December 31, 2006. Availability under the revolving line of credit of up to $15,000,000 is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the credit facility. At December 31, 2006, we had $10,053,000 available for borrowings under the line of credit. The term loan can be prepaid at any time without premium or penalty. If the credit facility is terminated before the maturity date of March 3, 2009, the lender is entitled to receive prepayment penalties not to exceed $300,000.

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

The following table summarizes the scheduled expiration of our contractual obligations as of December 31, 2006 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations(1)	$6,944	$3,333	$3,611	$—	$—
Interest on long-term debt obligations(2)	638	447	191	—	—
Convertible senior notes(3)	150,000	—	75,000	75,000	—
Interest on convertible senior notes(4)	28,758	9,844	16,687	2,227	—
Operating lease obligations(5)	17,427	4,238	5,313	4,096	3,780
Purchase obligations(6)	51,165	19,646	24,029	7,410	80
Other liabilities(7)	1,156	1,156	—	—	—

Total	$256,088	$38,664	$124,831	$88,733	$3,860

(1)	These obligations are reflected on our consolidated balance sheet at December 31, 2006 in current portion of long-term debt and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank’s base rate on December 31, 2006 (8.25%). These obligations are not reflected on our consolidated balance sheet at December 31, 2006.

(3)	Assumes our two convertible senior note instruments are carried through the dates the holders may first require redemption of the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at December 31, 2006.

(4)	Assumes our two convertible senior note instruments are carried through the dates the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The Notes bear interest at fixed rates of 6.00% and 7.125% per annum, respectively. These obligations are not reflected on our consolidated balance sheet at December 31, 2006.

(5)	These obligations are not reflected on our consolidated balance sheet at December 31, 2006.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at December 31, 2006.

(7)	This item represents the remaining obligation under our capital lease and is reflected on our consolidated balance sheet at December 31, 2006 in current liabilities.

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

Interest Rate Risk

At December 31, 2006 and 2005, we had no investments with maturity dates greater than 90 days. At December 31, 2006, we had a balance of $6,944,000 outstanding under the credit facility entered into during March 2004. This facility is based on variable interest rates and bore interest at the bank’s base rate (8.25% at December 31, 2006). Changes in market rates may impact the bank’s base rate. For example, if the bank’s base rate were to increase or decrease one percentage point (1.0%), our 2007 expected interest expense would change by approximately $50,000.

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

We do not believe that interest rate risk is significant to us at December 31, 2006.

Foreign Currency Risk

We transact business in various foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound (“GBP”) and the Euro, which results in the recognition of foreign currency transaction gains or losses. We monitor the volatility of the GBP and the Euro (and all other applicable currencies) frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks if we determine that such hedging activities are appropriate to reduce risk.

We had a cumulative foreign currency translation loss of $1,671,000 and $439,000 reflected in stockholders’ equity as of December 31, 2006 and 2005, respectively. We realized foreign currency transaction gains (losses) of $2,670,000, ($2,133,000) and $1,215,000 in 2006, 2005 and 2004, respectively. We do not believe that foreign currency risk was material at December 31, 2006 or 2005.

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

Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management’s report on internal control over financial reporting is set forth on page F-2 of this report.

Attestation Report of the Registered Public Accounting Firm.  Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting as set forth on page F-4 of this report.

Changes in Internal Control over Financial Reporting.  No change was identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Name and Age	Position(s) with Midway	Committee(s)

David F. Zucker (44)	President and Chief Executive Officer
Thomas E. Powell (45)	Executive Vice President — Finance, Treasurer and Chief Financial Officer
Steven M. Allison (39)	Senior Vice President — Marketing and Chief Marketing Officer
Matthew V. Booty (40)	Senior Vice President — Worldwide Studios
Deborah K. Fulton (43)	Senior Vice President, Secretary and General Counsel
Miguel Iribarren (40)	Vice President — Publishing
James R. Boyle (42)	Vice President — Finance, Controller, Assistant Treasurer and Chief Accounting Officer
William C. Bartholomay (78)	Director	(2)*;(5)
Peter C. Brown (48)	Director	(1);
Joseph A. Califano, Jr. (75)	Director	(2); (3);(4)
Kenneth D. Cron (50)	Chairman of the Board of Directors	(2); (3); (5)*
Shari E. Redstone (52)	Vice Chairwoman of the Board of Directors	(2); (3)*;(4)
Ira S. Sheinfeld (69)	Director	(4)*
Robert J. Steele (53)	Director	(1);
Robert N. Waxman (70)	Director	(1)*; (5)

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Member of the Corporate Governance Committee

(5)	Member of the Special Committee of Independent Directors

(*)	Indicates chair of committee whose number precedes the asterisk (*).

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

Thomas E. Powell joined us as Executive Vice President — Finance and Treasurer on April 9, 2001. In September 2001, he became our Executive Vice President — Finance, Treasurer and Chief Financial Officer. From 1997 to February 2001, Mr. Powell was employed by Dade Behring, Inc., a manufacturer of medical equipment, serving most recently as Vice President of Corporate Business Development and Strategic Planning and previously as the Vice-President — Finance for the Biology Products Group. Prior to Dade Behring, Mr. Powell held a number of finance and strategy positions with Frito-Lay, a division of PepsiCo, Inc., Bain & Company Consultants, Tenneco Inc. and Arthur Andersen & Company.

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

William C. Bartholomay joined our board in 1996.  Mr. Bartholomay was appointed Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of its principal U.S. subsidiary, Willis North America, a global insurance broker, in August 2003. For more than five years prior to this appointment, Mr. Bartholomay served as President and a director of Near North National Group, insurance brokers in Chicago, Illinois. He served as Vice Chairman of Turner Broadcasting System, Inc., a division of AOL-Time Warner, Inc. from 1994 to 2006, having also held that office from 1976 to 1992. He is Chairman Emeritus of the board of the Atlanta Braves baseball team. Mr. Bartholomay was also a director of WMS until December 2005, also serving on its audit committee, and now serves WMS as Director Emeritus. He also was a director and audit committee member of International Steel Group Inc. until 2006.

Peter C. Brown joined our board in 2005.  Mr. Brown has been the Chairman of the board, Chief Executive Officer and President of AMC Entertainment Inc. since July 1999. Prior to that, Mr. Brown had served as the Chief Financial Officer of AMC since 1991. He is also the Co-Chairman of the board and Co-Chief Executive Officer of MovieTickets.com, Inc., together with Shari E. Redstone.

Joseph A. Califano, Jr. joined our board in 2004. Since 1979, Mr. Califano has served as Chairman and President, National Center on Addiction and Substance Abuse at Columbia University. Mr. Califano is an adjunct professor of public health at Columbia University’s Medical School and School of Public Health, and a member of the Institute of Medicine of the National Academy of Sciences. Mr. Califano is a director of CBS Corporation

(“CBS”) and Willis Group Holdings, Ltd. Mr. Califano served on the board of Viacom from 2003 until the split of Viacom and CBS in 2005. Among other distinguished government positions, Mr. Califano served as Secretary, U.S. Department of Health, Education & Welfare from 1977 to 1979 and as President Lyndon Johnson’s chief domestic advisor from 1965 to 1969. Mr. Califano is the author of ten books.

Kenneth D. Cron joined our board in 2004.  Mr. Cron served as interim Chief Executive Officer of Computer Associates International Inc., a management software company, from April 2004 to February 2005 and was also a director of Computer Associates International, Inc. From June 2001 to January 2004, Mr. Cron was Chairman and CEO of Vivendi Universal Games, Inc., a global leader in the publishing of online, PC and console-based interactive entertainment. Vivendi Universal Games is a division of Vivendi Universal, S.A. From March 2001 to June 2001, Mr. Cron served as Chief Executive Officer of the Flipside Network, now a part of Vivendi Universal Net USA. He was Chairman and Chief Executive Officer of Uproar Inc. from 1999 to March 2001, when Uproar was acquired by Flipside.

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

Robert J. Steele joined our board upon his election by our stockholders at the June 2006 annual meeting of stockholders. Mr. Steele has been Vice President — Strategy and Corporate Development of NAI since January 2004. From July 1997 to January 2004 Mr. Steele provided business consulting services to a variety of clients and was a private investor. In addition, from 1998 to 1999, Mr. Steele served as Chief Executive Officer of Adventure Entertainment, Inc. and from 2000 to 2001 he served as Chief Executive Officer of Spectrum Clubs Inc. From January 1991 to June 1997, Mr. Steele served PepsiCo in various officer positions, including President of PepsiCo Restaurants Europe and President of PepsiCo Restaurants South Pacific.

Robert N. Waxman, a CPA in public practice, joined our board on December 31, 2003. Mr. Waxman has been a Principal of Corporate Finance Advisory, a New York-based accounting and consulting firm since 1992. Mr. Waxman was a partner of Deloitte & Touche LLP, an international accounting and consulting firm, where he served as National Director of SEC Practice and partner-in-charge of the Financial Services Programs, among other Executive and New York Practice Office positions. He was with Deloitte & Touche from 1962 to 1991. He serves on the editorial board of The CPA Journal, is an audit committee member of a large not-for-profit organization and was member of the board of directors of the New York State Society of CPAs from 2003 to 2006.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee Membership.  Our board of directors has a standing Audit Committee, consisting of Messrs. Brown, Steele and Waxman (Chairman).

Audit Committee Financial Expert.  The board has determined that each of Messrs. Brown and Waxman is a “financial expert” serving on its Audit Committee, and that each of Messrs. Brown and Waxman is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Nominating Committee. There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors since our Proxy Statement related to the Company’s 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview of the Objectives and Philosophy of the Compensation Program for our Named Executive Officers

The Compensation Committee, either as a committee or together with other independent directors as directed by the board of directors, is responsible for determining the compensation of the Company’s Chief Executive Officer and for making recommendations to the board of directors regarding the compensation of the Company’s other executive officers. This Compensation Discussion and Analysis discusses the compensation program for the Company’s Chief Executive Officer, Chief Financial Officer and the three most highly-compensated executive officers other than the Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

The Company’s compensation philosophy and program is designed to provide attractive compensation packages to the Named Executive Officers so as to motivate them to devote their full energies to the Company’s business, to reward them for their services and to align the interests of the Named Executive Officers with the interests of stockholders. The Company’s compensation philosophy weighs the financial performance of the Company as a significant factor in the determination of compensation packages to the Named Executive Officers. The Company’s Named Executive Officer compensation packages are composed primarily of base salaries, annual discretionary cash bonuses, stock options and other equity awards, a 401(k) defined contribution plan and other benefits and, in the case of Mr. Zucker, a bonus on the terms provided for in his employment agreement. In establishing compensation levels, compensation paid by our principal competitors is considered to help us generally determine the competitiveness of the compensation package in relation to the interactive entertainment software industry in which we compete. Our principal competitors include Activision, Inc., Electronic Arts, THQ Inc. and Take-Two Interactive Software, Inc.

Elements of our Compensation Program

Salary

In general, the level of base salary is intended to provide appropriate basic pay to the Named Executive Officers taking into account their historical contributions to our business, each person’s unique education, skills and value, the recommendation of the Chief Executive Officer and the competitive marketplace for executive talent. In view of the fact that the Company was not profitable in 2006, no raises were given to the Named Executive Officers during 2006. Salaries paid to the Named Executive Officers during 2006 are reflected in the Summary Compensation Table.

Cash Bonus

The amount of any discretionary bonus is subjective but is generally based on the Company’s actual financial performance in the preceding year, the special contribution of the executive to this performance and the overall level of the executive’s compensation including other elements of the compensation package. The bonus under

Mr. Zucker’s employment agreement is likewise designed to give effect to one or more of these factors, but weighs the financial performance of the Company as a significant factor in the determination of any bonus.

Our Named Executive Officers other than Mr. Zucker are eligible for participation in the Amended and Restated Midway Incentive Plan. Pursuant to the terms of his employment agreement, Mr. Zucker is not entitled to participate in this plan. The plan offers participants the opportunity to receive bonuses based on a combination of the following factors: (1) a percentage of each participant’s base salary determined by management; (2) the achievement of targets set by management for our financial performance; and (3) management’s evaluation of the degree to which a participant meets individual performance goals. The financial performance targets for 2006 were based upon Midway’s net income for the year as stated in Midway’s audited consolidated financial statements for such period, but excluding unusual and non-recurring or extraordinary items (net of any related tax effects) as determined by management. Even if Midway does not meet financial performance targets for years after 2005, participants in this plan may receive part of their bonus based on achieving their individual performance goals. The Compensation Committee approves the payment of any bonuses pursuant to the plan and the Board approves the payment of any bonus under Mr. Zucker’s employment agreement.

In view of the fact that the Company was not profitable in 2006, Mr. Zucker did not receive a bonus under his employment agreement, no bonuses were awarded to the Named Executive Officers under the plan and no discretionary bonuses were awarded to them during 2006.

Equity Awards

Generally, the Compensation Committee determines the size of equity awards granted to the Named Executive Officers on an individual, discretionary basis in consideration of financial corporate results and each recipient’s performance, contributions and responsibilities without assigning specific weight to any of these factors.

Stock options have been used upon hire of a Named Executive Officer. Stock options increase in value only if the Company’s common stock increases in value, terminate a short time after a Named Executive Officer leaves the employ of the Company, and therefore can be effective as a means of long-term incentive compensation.

On October 6, 2005, we granted shares of performance-based restricted stock to the Named Executive Officers. The restricted stock was issued under the 2005 Long-Term Incentive Plan (the “2005 Plan”) and was granted to the Named Executive Officers as an incentive to achieve certain financial performance targets based on the Company’s operating income for the year ending December 31, 2007. The restricted stock is restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission. The restrictions may lapse on such date as to 50% of the shares upon the achievement of the first threshold of operating income (with the remaining 50% of the shares forfeited) or as to 100% of the shares upon full achievement of the operating income target. Further, all of the restricted stock may be forfeited on such date if the first threshold of operating income is not achieved for the year ending December 31, 2007. Since the grant is based on the achievement of certain financial performance targets for the year ending December 31, 2007, the restricted stock also will be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock. As of March 5, 2007, the achievement of the 2007 financial targets is not deemed probable.

Since the restricted stock granted on October 6, 2005 is designed as an incentive to encourage management to achieve certain operating income for the year ending December 31, 2007, no additional equity awards were made to the Named Executive Officers in 2006.

Perquisites and Other Benefits

Neither the Named Executive Officers nor the Company’s employees are entitled to participate in any pension arrangements or receive any post-retirement health coverage or similar benefits. The Named Executive Officers are entitled to participate in the Company’s 401(k) defined contribution plan but do not receive matching contributions from the Company.

Messrs. Zucker, Powell, Booty and Iribarren and their dependants are entitled to participate in the Company’s Exec-U-Care supplemental health insurance program, which provides reimbursement for out-of-pocket medically necessary expenses not covered under the Company’s standard health insurance coverage. Exec-U-Care reimbursement is subject to annual limits for the same or related diagnoses and a lifetime maximum of $250,000 per person. The Company ceased offering Exec-U-Care to its newly-hired officers in February 2003; consequently, Mr. Allison, who joined the company in December 2003, is not eligible to participate in Exec-U-Care. No other perquisites are available to the Named Executive Officers.

Change of Control Payments

Messrs. Zucker, Powell and Iribarren are entitled to receive payments pursuant to specific change of control situations, which are more fully described under “Termination and Change of Control Arrangements”. These payments are designed to motivate Messrs. Zucker, Powell and Iribarren to devote their full energies to the Company’s business. The amount of payment and selected triggering events were determined in accordance with the Company’s past practice of providing similar benefits to other executives with similar titles, responsibilities and reporting relationships.

Compensation Consultant

The Compensation Committee used the services of an outside consultant, Pearl Meyer & Partners, to determine the number of restricted stock grants awarded to the Named Executive Officers on October 6, 2005 and the performance requirements related to those awards. The total grant to all members of management was determined by calculating approximately 1/3 of 2% of the outstanding shares of the Company at September 1, 2005. Specific grants to the Named Executive Officers were based on their individual titles, responsibilities and reporting relationship as compared to the other members of management who received awards on October 6, 2005. The performance requirements related to the awards, which continue through December 31, 2007, are described more fully under “Equity Awards”.

Neither Pearl Meyer & Partners nor any other compensation consultant provided services with respect to Named Executive Officer compensation during 2006.

Tax Considerations

The Omnibus Budget Reconciliation Act of 1993 (the “Budget Act”) generally provides that publicly-held corporations will only be able to deduct, for income tax purposes, compensation paid to the Named Executive Officers in excess of one million dollars per year if it is paid pursuant to qualifying performance-based compensation plans approved by stockholders. Compensation as defined by the Budget Act includes, among other things, base salary, incentive compensation and gains on stock option transactions. Total compensation of some of our officers may be paid under plans or agreements that have not been approved by stockholders and may exceed one million dollars in a particular year. We will not be able to deduct these excess payments for income tax purposes. The Compensation Committee intends to consider, on a case by case basis, how the Budget Act will affect our compensation plans and contractual and discretionary cash compensation, taking into account, among other matters, our substantial net operating loss carryforwards.

Summary Compensation Table

The Summary Compensation Table below sets forth the compensation earned during the year ended December 31, 2006 by our Named Executive Officers. The Company has not entered into any employment agreements with the Named Executed Officers other than David F. Zucker, our President and Chief Executive Officer. Mr. Zucker’s compensation arrangements, including stock option grants and restricted stock awards, are provided for under his employment agreement and stock option agreement, both dated May 6, 2003. Mr. Zucker’s employment agreement was negotiated at arm’s length by the Compensation Committee. Among other matters, in negotiating this agreement, the compensation levels of chief executives at the Company’s principal competitors were considered. The agreement had an initial term of two years expiring May 6, 2005, and automatically renews thereafter for successive one year periods until terminated. Mr. Zucker’s equity grants under his employment and stock option agreements are described more fully at “Outstanding Equity Awards at Fiscal Year-End”.

The Named Executive Officers were not entitled to receive any payments that would be characterized as “Bonus” payments for the year ended December 31, 2006, nor were they awarded any stock or option awards.

2006 SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal Position	Year	Salary($)	Bonus($)	Awards($)(1)	Awards($)(1)	Compensation($)	Earnings($)	Compensation($)(2)	Total($)

David F. Zucker
President and Chief
Executive Officer (PEO)	2006	600,193	—	49,583	2,451,919	—	—	11,915	3,113,610
Thomas E. Powell
Executive Vice President —
Finance, Treasurer and Chief
Financial Officer (PFO)	2006	322,271	—	—	24,358	—	—	5,838	352,467
Steven M. Allison
Senior Vice President —
Marketing and Chief
Marketing Officer	2006	290,000	—	—	53,799	—	—	—	343,799
Matthew V. Booty
Senior Vice President —
Worldwide Studios	2006	342,121	—	—	84,281	—	—	7,043	433,445
Miguel Iribarren
Vice President — Publishing	2006	240,195	—	—	24,463	—	—	7,113	271,771

(1)	Represents fair value of awards recognized as compensation cost during the year over the respective vesting periods of the awards. See discussion of Midway’s valuation procedures and fair value assumptions for stock option awards at Note 12 to the consolidated financial statements.

(2)	Represents payments made under our Exec-U-Care supplemental health insurance program.

Grants Of Plan-Based Awards

During the year ended December 31, 2006, no non-equity incentive plan or equity-based awards were given to the Named Executive Officers.

Outstanding Equity Awards At Year-End

On May 6, 2003, Mr. Zucker was granted ten-year non-qualified options to purchase 1,500,000 shares of our common stock at an exercise price of $3.57 per share and was issued 125,000 restricted shares of our common stock. The option covering 1,000,000 shares out of the 1,500,000 is subject to the terms of a stock option agreement dated May 6, 2003 and provides that the option may be exercised for up to 62,500 shares on or after November 1, 2004 and the remaining 937,500 shares become exercisable in ten equal quarterly installments on the first day of each February, May, August and November thereafter. The option agreement also provides that whenever we issued additional shares of our common stock prior to May 6, 2005, we would grant him an additional option (the “Additional Options”) to purchase shares of our common stock in an amount (a) equal to 3.23% of the shares so issued prior to May 6, 2004, and (b) after May 6, 2004 and until May 6, 2005, equal to the percentage of the shares so issued (but not to exceed 3.23%) determined by dividing (i) the number of shares then issuable under unexercised options held by Mr. Zucker immediately prior to the issuance by (ii) the number of outstanding shares of common stock immediately prior to the issuance. In each case, the exercise price of each Additional Option was at the closing price of our common stock on the date of issuance of the option. In no event, however could the shares subject to Additional Options exceed 2,250,000. The Additional Options were subject to the same vesting schedule as the option to purchase 1,000,000 shares. Through the May 6, 2005 term date of his option agreement, we issued options to Mr. Zucker to purchase up to 1,177,589 shares at exercise prices ranging from $2.92 per share to $12.85 per share under this provision. No additional options have been or will be issued to Mr. Zucker pursuant to this provision after May 6, 2005. The option with respect to the other 500,000 shares is subject to the 2005 Plan and is fully exercisable.

The 125,000 restricted shares were issued under an agreement dated May 6, 2003, as amended. All 125,000 shares issued under this agreement have now vested.

The Outstanding Equity Awards at Fiscal Year-End Table below sets forth all outstanding equity awards at December 31, 2006 for our Named Executive Officers.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Option Awards				Stock Awards
								Equity
								Incentive	Equity
			Equity					Plan	Incentive Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)(1)

David F. Zucker	188,347	37,621	—	2.92	5/5/2013	—	—	90,000	628,200
	900,357	187,500	—	3.57	5/5/2013	—	—	—	—
	2,355	337	—	6.27	5/5/2013	—	—	—	—
	1,460	209	—	6.53	5/5/2013	—	—	—	—
	95	14	—	6.59	5/5/2013	—	—	—	—
	413	59	—	6.70	5/5/2013	—	—	—	—
	599	86	—	7.25	5/5/2013	—	—	—	—
	350	49	—	7.38	5/5/2013	—	—	—	—
	151	22	—	7.75	5/5/2013	—	—	—	—
	47	7	—	8.10	5/5/2013	—	—	—	—
	61,774	30,887	—	8.12	5/5/2013	—	—	—	—
	29,877	14,939	—	8.30	5/5/2013	—	—	—	—
	519	75	—	8.30	5/5/2013	—	—	—	—
	271	39	—	8.61	5/5/2013	—	—	—	—
	564	81	—	8.90	5/5/2013	—	—	—	—
	1,876	269	—	9.10	5/5/2013	—	—	—	—
	68	10	—	9.11	5/5/2013	—	—	—	—
	6,961	995	—	9.21	5/5/2013	—	—	—	—
	345	50	—	9.29	5/5/2013	—	—	—	—
	28	4	—	9.36	5/5/2013	—	—	—	—
	288	42	—	9.38	5/5/2013	—	—	—	—
	23	4	—	9.39	5/5/2013	—	—	—	—
	933	134	—	9.42	5/5/2013	—	—	—	—
	1,724	247	—	9.49	5/5/2013	—	—	—	—
	48	7	—	9.57	5/5/2013	—	—	—	—
	108	16	—	9.59	5/5/2013	—	—	—	—
	18	3	—	9.90	5/5/2013	—	—	—	—
	294	42	—	9.91	5/5/2013	—	—	—	—
	7,541	3,771	—	10.00	5/5/2013	—	—	—	—
	381	55	—	10.03	5/5/2013	—	—	—	—
	8,057	3,846	—	10.06	5/5/2013	—	—	—	—
	805	117	—	10.13	5/5/2013	—	—	—	—
	602	86	—	10.14	5/5/2013	—	—	—	—
	1,840	264	—	10.15	5/5/2013	—	—	—	—
	323	47	—	10.19	5/5/2013	—	—	—	—

			Option Awards				Stock Awards
								Equity
								Incentive	Equity
			Equity					Plan	Incentive Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)(1)

David F. Zucker	66	10	—	10.20	5/5/2013	—	—	—	—
	9,144	1,307	—	10.21	5/5/2013	—	—	—	—
	13,727	1,962	—	10.22	5/5/2013	—	—	—	—
	5	1	—	10.26	5/5/2013	—	—	—	—
	10,805	1,544	—	10.36	5/5/2013	—	—	—	—
	28	5	—	10.38	5/5/2013	—	—	—	—
	60	9	—	10.39	5/5/2013	—	—	—	—
	53	8	—	10.40	5/5/2013	—	—	—	—
	249	36	—	10.42	5/5/2013	—	—	—	—
	16	3	—	10.45	5/5/2013	—	—	—	—
	60	9	—	10.46	5/5/2013	—	—	—	—
	198	29	—	10.50	5/5/2013	—	—	—	—
	602	86	—	10.52	5/5/2013	—	—	—	—
	1,163	167	—	10.54	5/5/2013	—	—	—	—
	104	15	—	10.55	5/5/2013	—	—	—	—
	2,148	307	—	10.61	5/5/2013	—	—	—	—
	166	24	—	10.63	5/5/2013	—	—	—	—
	72	11	—	10.64	5/5/2013	—	—	—	—
	52	8	—	10.72	5/5/2013	—	—	—	—
	7,878	3,940	—	10.74	5/5/2013	—	—	—	—
	42	6	—	10.78	5/5/2013	—	—	—	—
	43	7	—	10.82	5/5/2013	—	—	—	—
	2,128	305	—	10.84	5/5/2013	—	—	—	—
	2,423	347	—	10.85	5/5/2013	—	—	—	—
	14,352	2,051	—	10.90	5/5/2013	—	—	—	—
	18	3	—	10.91	5/5/2013	—	—	—	—
	602	86	—	10.96	5/5/2013	—	—	—	—
	2,758	395	—	11.16	5/5/2013	—	—	—	—
	48	7	—	11.28	5/5/2013	—	—	—	—
	34	5	—	11.29	5/5/2013	—	—	—	—
	3,922	561	—	11.32	5/5/2013	—	—	—	—
	23,617	11,809	—	11.43	5/5/2013	—	—	—	—
	7,310	3,656	—	11.46	5/5/2013	—	—	—	—
	22	4	—	11.49	5/5/2013	—	—	—	—
	1,176	169	—	11.52	5/5/2013	—	—	—	—
	120	18	—	11.54	5/5/2013	—	—	—	—
	54,268	7,753	—	11.55	5/5/2013	—	—	—	—
	523	75	—	11.60	5/5/2013	—	—	—	—
	12,970	6,486	—	11.61	5/5/2013	—	—	—	—
	144	21	—	11.63	5/5/2013	—	—	—	—
	665	96	—	11.66	5/5/2013	—	—	—	—

			Option Awards				Stock Awards
								Equity
								Incentive	Equity
			Equity					Plan	Incentive Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)(1)

David F. Zucker	446	65	—	11.75	5/5/2013	—	—	—	—
	222	33	—	11.79	5/5/2013	—	—	—	—
	276	40	—	11.80	5/5/2013	—	—	—	—
	90	13	—	11.83	5/5/2013	—	—	—	—
	76	11	—	11.86	5/5/2013	—	—	—	—
	12	2	—	11.87	5/5/2013	—	—	—	—
	1,249	179	—	11.89	5/5/2013	—	—	—	—
	10,215	1,461	—	11.90	5/5/2013	—	—	—	—
	185	27	—	11.98	5/5/2013	—	—	—	—
	29	5	—	11.99	5/5/2013	—	—	—	—
	97	14	—	12.03	5/5/2013	—	—	—	—
	796	114	—	12.06	5/5/2013	—	—	—	—
	2,737	391	—	12.20	5/5/2013	—	—	—	—
	96	14	—	12.25	5/5/2013	—	—	—	—
	483	69	—	12.33	5/5/2013	—	—	—	—
	829	119	—	12.40	5/5/2013	—	—	—	—
	390	56	—	12.41	5/5/2013	—	—	—	—
	327	47	—	12.45	5/5/2013	—	—	—	—
	90	13	—	12.53	5/5/2013	—	—	—	—
	1,105	158	—	12.55	5/5/2013	—	—	—	—
	2,223	318	—	12.58	5/5/2013	—	—	—	—
	580	83	—	12.59	5/5/2013	—	—	—	—
	5,192	742	—	12.61	5/5/2013	—	—	—	—
	4,968	710	—	12.63	5/5/2013	—	—	—	—
	7,796	3,899	—	12.65	5/5/2013	—	—	—	—
	5,204	744	—	12.70	5/5/2013	—	—	—	—
	991	142	—	12.85	5/5/2013	—	—	—	—
Thomas E. Powell	12,500	12,500	—	2.35	8/12/2013	—	—	45,000	314,100
	10,000	—	—	13.70	1/14/2012	—	—	—	—
Steven M. Allison	21,250	21,250	—	3.72	12/21/2013	—	—	45,000	314,100
Matthew V. Booty	50,000	—	—	9.89	6/4/2012	—	—	45,000	314,100
	37,500	12,500	—	2.35	8/12/2013	—	—	—	—
	5,000	—	—	20.00	5/8/2007	—	—	—	—
	1,125	—	—	6.50	10/31/2010	—	—	—	—
Miguel Iribarren	22,500	7,500	—	2.35	8/12/2013	—	—	30,000	209,400
	35,000	—	—	10.78	2/13/2012	—	—	—	—

(1)	Based on the closing price of our common stock on the NYSE on December 29, 2006, which was $6.98 per share.

Option Exercises and Stock Vested

The Option Exercises and Stock Vested Table below sets forth all such award activity during the year ended December 31, 2006 for our Named Executive Officers.

2006 OPTION EXERCISES and STOCK VESTED

	Option Awards		Stock Awards
Number of
	Number of		Shares	Value
	Shares Acquired	Value Realized	Acquired on	Realized on
Name	on Exercise (#)	on Exercise ($)	Vesting (#)	Vesting ($)

David F. Zucker	200,000	2,611,774	72,918	725,534
Thomas E. Powell	—	—	—	—
Steven M. Allison	—	—	—	—
Matthew V. Booty	—	—	—	—
Miguel Iribarren	—	—	—	—

Potential Payments Upon Termination or Change-In-Control

Post-Employment Compensation

Each of the Named Executive Officers, other than David Zucker, is an employee-at-will and as such does not have an employment agreement with us. Mr. Zucker’s employment agreement is described more fully under “Summary Compensation Table” and “Termination and Change of Control Arrangements”. We do not provide pension arrangements, post-retirement health coverage, nonqualified deferred compensation, or other post-employment benefits to our Named Executive Officers, except in connection with the termination and change of control arrangements in Mr. Zucker’s employment agreement and the change of control agreements with Messrs. Powell and Iribarren, all of which are described under “Termination and Change of Control Arrangements”.

Termination and Change of Control Arrangements

Mr. Zucker

Pursuant to Mr. Zucker’s employment agreement, if the Company terminates Mr. Zucker’s employment other than for cause, death, or permanent disability, including by notifying Mr. Zucker that his employment shall end at the end of any renewal period of his employment agreement, or if Mr. Zucker resigns for good reason, then:

•	The Company shall pay Mr. Zucker, within 30 days after the date of termination, his base salary in effect at the date of termination through the date of termination, to the extent it was not already paid to Mr. Zucker; and

•	Within 30 days after the Company publicly announces its audited results for the year in which the date of termination occurs, the product of:

º	The annual bonus, if any, earned by Mr. Zucker under his employment agreement as if Mr. Zucker had remained employed for the entire year; and

º	A fraction, the numerator of which is the number of days in the applicable year, through the date of termination, and the denominator of which is 365, less any payments previously made to Mr. Zucker in respect of the annual bonus; and

•	Whether or not Mr. Zucker seeks or accepts other employment, the Company shall pay to Mr. Zucker an amount equal to two times his base salary in effect on the date of termination, which shall be payable 25% on the date of termination, and an additional 25% on each of 121 days, 242 days and 365 after the date of termination.

For purposes of Mr. Zucker’s employment agreement, “cause” means:

•	conviction of a felony, or any other crime involving fraud, dishonesty or breach of trust relating to the Company or Mr. Zucker’s employment;

•	failure and refusal to follow a reasonable direction of the board of directors of the Company after notice in writing of such failure or refusal and a cure period of ten days after the notice in writing;

•	commission of any dishonest or grossly negligent act which has or is reasonably likely to have a material adverse effect on the Company or its customer or trade relationships provided that such act was not taken with the approval of the board of directors of the Company; or

•	a breach by Mr. Zucker of any material provision of his employment agreement, after the Company has provided him with notice in writing and a cure period of ten days.

A “change of control” occurs when, at any time during Mr. Zucker’s employment under his employment agreement, or within three months following the Company’s termination of Mr. Zucker without cause or the resignation of Mr. Zucker for good reason pursuant to any of the first three bullet points under “good reason”, both of the following occur:

•	individuals who constitute the board of directors at May 6, 2003 or who have been recommended for election to the board by two-thirds of the board consisting of individuals who are members of the board at May 6, 2003 or such recommended successors cease for any reason to constitute at least a majority of such board; and

•	Mr. Zucker is not offered the opportunity to continue as Chief Executive Officer after such a board change on the terms of this employment agreement.

If a change of control occurs and Mr. Zucker gives written notice to the Company within 60 days after such change of control of his election to terminate his employment under his employment agreement, the Company shall pay to Mr. Zucker within 15 days after Mr. Zucker’s delivery of such notice, as severance pay and liquidated damages, in lieu of any other rights or remedies which might otherwise be available to Mr. Zucker under his employment agreement (including any right to assert a termination for good reason), and without mitigation of any kind or amount, whether or not Mr. Zucker shall seek or accept other employment, a lump sum payment equal in amount to:

•	the sum of:

º	one year’s base annual salary currently in effect; and

º	the bonus payable to Mr. Zucker, if any, for the year immediately prior to the change of control,

•	multiplied by 2.99.

The change of control payments shall be reduced by any payments made by the Company to Mr. Zucker prior to the date of the change of control if the Company terminates Mr. Zucker’s employment other than for cause, death or permanent disability, including by notifying Mr. Zucker that his employment shall end at the expiration of any renewal period of his employment agreement, or Mr. Zucker resigns for good reason, and the Company is obligated to pay to Mr. Zucker an amount equal to two times his base salary in effect on the date of termination. In addition, all unexpired options to purchase securities of the Company or restricted securities granted to Mr. Zucker before the change of control shall, if unvested, vest fully on the date of the change of control, notwithstanding any vesting provisions of such options. Any change of control payment shall be paid in full, without discount to present value.

In addition, if any change of control payment by the Company to Mr. Zucker is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Zucker shall be entitled to receive an additional payment in an amount such that the net amount retained by Mr. Zucker, after the calculation and deduction of any excise tax, shall be equal to the change of control payment less any federal, state and local income taxes. This additional payment shall be reduced by income or excise tax withholding payments made by the Company to any federal, state or local taxing authority with respect to the additional payment that was not deducted from compensation payable to Mr. Zucker.

“Good reason” means:

•	a breach by the Company of any material provision of Mr. Zucker’s employment agreement, after Mr. Zucker has provided the Company with notice in writing thereof and a cure period of ten days;

•	there has occurred any material diminution or reduction in Mr. Zucker’s duties, whether in scope or nature, or Mr. Zucker is required to report to anyone other than the board of directors of the Company or any committee thereof;

•	the board of directors elects an executive officer senior in rank to Mr. Zucker;

•	the Company’s principal place of business is moved more than 50 miles from 2704 West Roscoe Street, Chicago, Illinois and as a result of such move, Mr. Zucker’s commute to work is increased by more than 50 miles each way; or

•	a change of control occurs and within 60 days after the change of control Mr. Zucker notifies the Company of his election to terminate his employment.

“Permanent disability” means the absence of Mr. Zucker from his duties with the Company on a full-time basis for 120 consecutive business days, or for six months in any 12-month period during the term of the agreement, as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and reasonably acceptable to Mr. Zucker or his legal representative.

Messrs. Powell and Iribarren

Pursuant to the change of control agreements with Messrs. Powell and Iribarren, if a change of control occurs:

•	within five years of February 10, 2003; and

•	within two years after the change of control a “terminating condition” occurs,

then Mr. Powell shall be entitled to a severance amount equal to 24 months salary following his termination and Mr. Iribarren shall be entitled to a severance amount equal to 18 months salary following his termination.

For purposes of the change of control agreements with Messrs. Powell and Iribarren, a change of control occurs when individuals who constituted the Company’s board of directors at February 10, 2003, or who have been recommended for election to the board by two-thirds of the board consisting of individuals who are members of the board at February 10, 2003 or such recommended successors, cease for any reason to constitute at least a majority of such board.

Further, a “terminating condition” occurs when either:

•	the employment of Messrs. Powell or Iribarren is terminated by the Company without cause;

•	Mr. Powell or Mr. Iribarren gives Midway a written resignation from his employment after, without his consent, the business facility at which he is required to perform his duties to the Company is relocated more than 50 miles from the business location at which he is performing his duties to Midway; or

•	Mr. Powell or Mr. Iribarren gives the Company a written resignation from his employment after, without his consent, either he is placed in a position with the Company of lesser stature than his present position with the Company or he is assigned duties with the Company inconsistent with such position or duties which, if performed, would result in a significant change in the nature or scope of powers, authority, functions or duties inherent in such position on February 10, 2003 or Mr. Powell or Mr. Iribarren is assigned by the Company performance requirements and working conditions which are a variance with the performance requirements and working conditions in effect on February 10, 2003, provided that such assigned duties, performance requirements and/or working conditions are not associated with his achieving a position of greater stature, authority and/or responsibility than his position with his present position with the Company.

If Mr. Zucker had been terminated on December 31, 2006 other than for cause, death, or permanent disability or if Mr. Zucker had resigned in 2006 for good reason, he would have been able to receive the payments set forth in the column under the heading “Involuntary Not for Cause or Voluntary for Good Reason Termination”. If

Mr. Zucker had been notified on May 1, 2006 that his employment agreement would not be renewed on May 6, 2006, he would have been able to receive the payments set forth in the column under the heading “Involuntary Not for Cause or Voluntary for Good Reason Termination”. If Mr. Zucker’s, Mr. Powell’s or Mr. Iribarren’s employment had been terminated on December 31, 2006 pursuant to a change of control each would have been eligible to receive the payments set forth in the column under the heading “Termination Pursuant to Change in Control”.

Potential Payments to Officers under Existing Employment or Retention Agreements

Mr. Zucker

The following table shows the payments that David F. Zucker, Midway’s President and Chief Executive Officer, would have received had a termination or a change of control occurred on December 31, 2006.

	Involuntary Not for Cause
	or Voluntary For Good	Termination Following a
Type of Payment	Reason Termination	Change of Control

Salary	$1,200,000	$1,794,000
Bonus (1)	—	—
Stock Options (2)	—	848,000
Restricted Shares (3)	—	628,200

Total	$1,200,000	$3,270,200

(1) Mr. Zucker is eligible to receive the pro-rata portion of the annual bonus payable to him in the year immediately prior to his termination or notification that his employment agreement would be not be renewed. However, no bonus was declared or approved for Mr. Zucker for 2006.

Mr. Zucker is also eligible to receive a sum equal to 2.99 times the bonus payable to him in the year immediately prior to change in control. However, no bonus was declared or approved for Mr. Zucker for 2006.

(2) Represents the grant date fair value of all unvested options granted to Mr. Zucker that will vest subsequent to December 31, 2006. The total intrinsic value of Mr. Zucker’s unvested options at December 31, 2006 approximated $792,000 based upon the December 29, 2006 closing price of $6.98 per share of Midway’s common stock.

(3) Represents the value of Mr. Zucker’s 90,000 unvested performance-based shares at December 31, 2006 based upon the December 29, 2006 closing price of $6.98 per share of Midway’s common stock.

Mr. Powell

The following table shows the payments that Thomas E. Powell, Midway’s Executive Vice President – Finance, Treasurer and Chief Financial Officer, would have received had a termination following a change of control occurred on December 31, 2006.

Termination Following a
Type of Payment	Change of Control

Salary (1)	$642,720
Other	—

Total	$642,720

(1) Represents continued payment to Mr. Powell of his base annual salary as of December 31, 2006 for a period of 24 months.

Mr. Iribarren

The following table shows the payments that Miguel Iribarren, Midway’s Vice President – Publishing, would have received had a termination following a change of control occurred on December 31, 2006.

Termination Following a
Type of Payment	Change of Control

Salary (1)	$360,000
Other	—

Total	$360,000

(1) Represents continued payment to Mr. Iribarren of his base annual salary as of December 31, 2006 for a period of 18 months.

Non-Employee Director Compensation Table

The Company’s board of directors is comprised solely of non-employee directors who receive a combination of cash payment, equity-based compensation and benefits as shown in the table below for the year ended December 31, 2006.

DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
					Nonqualified
		Stock		Non-Equity	Deferred
	Fees Earned or	Awards		Incentive Plan	Compensation	All Other
Name	Paid in Cash ($)	($)	Option Awards ($)(1)	Compensation ($)	Earnings	Compensation ($)(2)	Total ($)

William C. Bartholomay	60,780	—	63,551	—	—	—	124,331
Peter C. Brown	64,780	—	63,551	—	—	—	128,331
Joseph A. Califano, Jr.	63,780	—	63,551	—	—	—	127,331
Kenneth D. Cron	248,250	—	63,551	—	—	10,440	322,241
Shari E. Redstone	58,280	—	63,551	—	—	—	121,831
Ira S. Sheinfeld	57,280	—	63,551	—	—	—	120,831
Robert J. Steele	34,780	—	63,551	—	—	—	98,331
Robert N. Waxman	70,780	—	63,551	—	—	14,774	149,105

(1) Represents 12,000 option shares awarded to each director on September 6, 2006 with a grant date fair market value of approximately $5.29. These options vested one-third immediately upon grant and an additional one-third upon each of the first and second anniversaries of the grant date.

(2) Represents payments made under our Exec-U-Care supplemental health insurance program.

The Compensation Committee of the board of directors reviews the level of compensation of the Company’s non-employee directors from time to time. To determine the appropriate level of compensation for the non-employee directors, the Compensation Committee has reviewed publicly available data describing non-employee director compensation at our principal competitors.

In 2006, the Company paid a fee of $45,000 per year to each of the non-employee directors. The Company paid the Chairman of the board of directors an additional fee of $48,000 per year, which was increased to $300,000 per year for the period June 1, 2006 through May 31, 2007. The Chairman is also eligible to receive an aggregate annual bonus of up to $300,000 during the same period based upon his achievement of certain objectives as set forth by the board of directors, which bonus may be awarded to him in the sole discretion of the board of directors in part from time to time or in whole. A director who serves as the Chairman of the Special Committee of Independent Directors or Nominating Committee of our board of directors receives a further fee of $2,500 per year for his or her services in that capacity, and each other member of those Committees receives an additional fee of $1,000 per year. The Company paid the Chairman of the Compensation Committee an additional fee of $2,500 per year, which was increased effective June 22, 2006 to $17,500 per year, and each other member of that Committee receives an additional fee of $1,000 per year. A director who serves as the Chairman of the Corporate Governance Committee of the board receives a further fee of $7,500 per year for his or her services in that capacity, and each other member of that Committee receives an additional fee of $5,000 per year. A director who serves as the Chairman of the Audit Committee of the board receives a further fee of $20,000 per year for his or her services in that capacity, and each other member of that committee receives an additional fee of $15,000 per year. Our directors may also receive options to purchase shares of common stock under our 2005 Plan, and were each granted an option to purchase 12,000 shares of the Company’s common stock on September 6, 2006. These options vested one-third immediately upon grant and an additional one-third upon each of the first and second anniversaries of the grant date.

Our directors who are not also directors of WMS are eligible to receive reimbursement for health insurance costs under our Exec-U-Care supplemental health care insurance program.

Compensation Committee Interlocks and Insider Participation

During 2006, Messrs. Bartholomay (Chairman) and Cron and Ms. Redstone served on our Compensation Committee. No member of our Compensation Committee is or was an employee or officer of Midway, and no officer, director or other person had any relationship required to be disclosed under this heading. Mr. Bartholomay is Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc., insurance brokers, which we retained to provide insurance brokerage services during 2006 and propose to retain for insurance brokerage services during 2007.

Compensation Committee Report

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and recommended to the board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Proxy Statement related to the Company’s 2007 Annual Meeting of Stockholders, each of which will be filed with the Securities and Exchange Commission.

Compensation Committee
William C. Bartholomay, Chairman
Joseph A. Califano, Jr.
Kenneth D. Cron
Shari E. Redstone

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth information as of March 5, 2007, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name and Address of Beneficial Owner	Beneficially Owned(1)		Common Stock(1)

Sumner M. Redstone	80,339,266	(2)	87.9%
200 Elm Street
Dedham, MA 02026
National Amusements, Inc.	22,687,479	(2)	24.8%
200 Elm Street
Dedham, MA 02026
Sumco, Inc.	45,218,230	(2)	49.5%
200 Elm Street
Dedham, MA 02026

(1)	Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership, of the underlying shares within 60 days. Percentage calculations are based on 91,389,672 shares outstanding on March 5, 2007, excluding treasury shares.

(2)	Based upon a Form 4 filed with the SEC by Sumner M. Redstone on February 8, 2007. Mr. Redstone reported direct ownership of 12,433,557 and indirect ownership through NAI (shared voting power) of 22,687,479 and Sumco (shared voting power) of 45,218,230 shares of our common stock. Mr. Redstone’s shares do not include 17,500 shares held by his wife, Paula Redstone, with respect to which shares Mr. Redstone disclaims beneficial ownership. As a result of his stock ownership in NAI and Sumco, Mr. Redstone is deemed the beneficial owner of the shares of common stock owned by both NAI and Sumco.

Security Ownership of Management

The following table sets forth, as of March 5, 2007 information about the beneficial ownership of our common stock by each of our directors and our named executive officers and by all of our directors and executive officers as a group:

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name of Beneficial Owner	Beneficially Owned(1)		Common Stock(1)

Steven M. Allison	55,625	(2)	*
William C. Bartholomay	120,982	(3)	*
Matthew V. Booty	138,625	(4)	*
Peter C. Brown	3,999	(5)	*
Joseph A. Califano, Jr.	13,999	(6)	*
Kenneth D. Cron	3,999	(7)	*
Miguel Iribarren	87,500	(8)	*
Thomas E. Powell	67,500	(9)	*
Shari E. Redstone	67,919,289	(10)	74.3%
Ira S. Sheinfeld	95,863	(11)	*
Robert J. Steele	3,999	(12)	*
Robert N. Waxman	28,999	(13)	*
David F. Zucker	1,847,532	(14)	2.0%
Directors and Executive Officers as a Group (15 persons)	70,460,331	(15)	77.1%

*	Less than 1%

(1)	Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 91,389,672 shares outstanding on March 5, 2007, excluding treasury shares. No shares have been pledged as security by our directors or executive officers.

(2)	Includes 10,625 shares of common stock underlying stock options.

(3)	Includes 75,612 shares of common stock underlying stock options.

(4)	Includes 93,625 shares of common stock underlying stock options.

(5)	Includes 3,999 shares of common stock underlying stock options.

(6)	Includes 3,999 shares of common stock underlying stock options.

(7)	Includes 3,999 shares of common stock underlying stock options.

(8)	Includes 57,500 shares of common stock underlying stock options.

(9)	Includes 22,500 shares of common stock underlying stock options.

(10)	Includes 67,905,709 shares (74.3%) owned by NAI and Sumco as of March 5, 2007. As a director, President and shareholder of NAI, Ms. Redstone may be deemed a beneficial owner of NAI’s shares of our common stock. Also, as President of Sumco, Ms. Redstone has voting and investment power with respect to shares of our common stock held by Sumco. Also includes 3,999 shares of common stock underlying stock options.

(11)	Includes 74,062 shares of common stock underlying stock options.

(12)	Includes 3,999 shares of common stock underlying stock options.

(13)	Includes 20,999 shares of common stock underlying stock options.

(14)	Includes 1,774,614 shares of common stock underlying stock options.

(15)	Includes an aggregate of 2,170,782 shares of common stock underlying stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

In June 2005, we adopted the 2005 Plan, which replaced all of our prior stock option plans. The plan is administered by our Compensation Committee, except that our board of directors must administer the plan for purposes of granting awards to non-employee directors. The plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, deferred stock, other awards based on our common stock, dividend equivalents, performance shares or other stock-based performance awards, cash-based performance awards tied to achievement of specific performance objectives and shares issuable in lieu of rights to cash compensation. Shares reserved for new grants under the former plans, plus shares recaptured from outstanding awards under the former plans that expire unexercised or are terminated, are available for issuance under the 2005 Plan. Our employees, non-employee directors, advisors and consultants are eligible to participate in the plan.

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

We previously adopted a 2002 Non-Qualified Stock Option Plan, a 2002 Stock Option Plan, a 2000 Non-Qualified Stock Option Plan, a 1999 Stock Option Plan, a 1998 Stock Incentive Plan, a 1998 Non-Qualified Stock Option Plan and a 1996 Stock Option Plan. These plans provided for the granting of stock options to our directors, officers, employees, consultants and advisors. At our June 2005 annual meeting of stockholders, our stockholders ratified our 2005 Plan which became immediately effective and replaced our 2002, 2000 and 1998 Non-Qualified Stock Option Plans, our 2002, 1999 and 1996 Stock Option Plans and our 1998 Stock Incentive Plan. The shares available for grants under those earlier plans are no longer available under those plans, but will instead be available under the 2005 Plan. Awards previously issued under the earlier plans will remain in effect under those plans. However, if such awards expire unexercised or are terminated or forfeited, the shares subject to those awards will become available for awards under the 2005 Plan.

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

The following is a summary of additional information about securities authorized for issuance under our equity compensation plans as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to		Weighted-Average Exercise	Future Issuance Under Equity
	be Issued upon Exercise		Price of Outstanding	Compensation Plans
	of Outstanding Options,		Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights		Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	3,809,554	(1)	$7.56	2,597,088

(1)	Total excludes the 640,000 performance-based restricted shares granted to management that are outstanding at December 31, 2006. See Note 12 to our consolidated financial statements for details.

The average exercise price of outstanding options, at March 5, 2007, was approximately $7.54 per share.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information regarding transactions with related persons and the review, approval or ratification of transactions with related persons is hereby incorporated by reference to the Company’s Proxy Statement under the heading “Transactions with Related Persons, Promoters and Certain Control Persons.” Information regarding director independence is hereby incorporated by reference to the Company’s Proxy Statement under the heading “Director Independence.”

Other Transactions

Mr. Ira S. Sheinfeld, a member of our board of directors, is a member of the law firm of Hogan & Hartson L.L.P., which we have retained from time to time to provide tax services. Professional tax costs incurred were $0, $0 and $123,000 for 2006, 2005 and 2004, respectively. No amounts were owed Hogan & Hartson L.L.P. at December 31, 2006 and 2005. We do not plan to retain Hogan & Hartson, L.L.P. in the current year.

William C. Bartholomay, a member of our board of directors, was President of Near North National Group, insurance brokers, which we retained to provide insurance brokerage services. He is currently Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc., insurance brokers which we retain to provide insurance brokerage services. We have retained these companies or their affiliates as insurance brokers and have paid premiums to obtain insurance placed by these brokers totaling in the aggregate $1,715,000, $1,513,000, and $2,193,000 for 2006, 2005 and 2004, respectively. No amounts were owed to Willis Group Holdings, Ltd. and affiliates or Near North National Group at December 31, 2006 or 2005.

Sumner M. Redstone, our controlling shareholder, is Chairman of the board and Chief Executive Officer of NAI. NAI is the parent company of both Viacom and CBS, a company spun off from Viacom late in 2005. Mr. Redstone also serves as Chairman of the board for both Viacom and CBS. Midway has historically conducted business with Viacom and companies affiliated with Viacom and Mr. Redstone. Mr. Redstone also is a controlling stockholder of Sumco, a corporation to which he transferred approximately 41% of his shares of our common stock in December 2005 and an additional 50% of his direct holdings in February 2007. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of this transaction.

During 2005, we announced a strategic relationship with MTV Networks, a subsidiary of Viacom, to jointly market three video game titles, and collaborate on soundtrack development for two of these titles. Under the terms of the agreement, MTV has the option to provide us with varying levels of marketing and promotional support for these video games. We may then include various agreed-upon MTV properties and trademarks within the respective video games. Also, we will be required to then pay to MTV varying levels of marketing and production costs based upon the amount of support provided by MTV, as well as royalties from game sales based upon the amount of support provided by MTV and the number of units sold and profitability of the game. L.A. RUSH, initially released in October 2005, was the first of the three titles to be released under the relationship. Selling and marketing purchases from MTV totaled $460,000, $4,679,000 and $3,836,000 in 2006, 2005 and 2004, respectively. Royalties owed to MTV based upon game sales of L.A. RUSH totaled $125,000 and $0 in 2006 and 2005, respectively. At December 31, 2006 and 2005, we had amounts outstanding of $125,000 and $362,000 due to MTV, respectively, included in accounts payable.

Selling and marketing expenses incurred from advertising purchases with other Viacom affiliates totaled $3,708,000, $5,228,000 and $3,139,000 during 2006, 2005 and 2004, respectively. We also had amounts outstanding of $730,000 and $877,000 due to other Viacom affiliates included in accounts payable at December 31, 2006 and 2005, respectively. Net revenues generated from Viacom affiliates totaled $13,000, $0, and $1,574,000 over the same periods. Amounts outstanding from Viacom affiliates totaled $13,000 and $0 at December 31, 2006 and 2005, respectively.

In addition, three members of our board of directors also serve as directors or executives for either NAI or companies that NAI controls. Shari E. Redstone (Mr. Redstone’s daughter) currently serves as President and a director of NAI, as well as Vice Chair of the board for both Viacom and CBS. Mr. Redstone also formed a new holding company late in 2005, Sumco, which is owned jointly by both NAI and Mr. Redstone. Ms. Redstone also serves as President of Sumco. See “Item 1A. Risk Factors — Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” and “— Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.” Also, Joseph A. Califano, Jr., a member of our board of directors, serves as a director of CBS. Mr. Califano also served as a director of Viacom from 2003 until the split of Viacom and CBS in 2005. Furthermore, Robert J. Steele, another member of our board of directors, serves as Vice President — Strategy and Corporate Development of NAI.

Corporate Governance

Our board of directors is our ultimate decision-making body, responsible for overseeing our affairs, except with respect to those matters reserved to the stockholders by law or under our By-laws. The board has adopted Corporate Governance Principles and a Code of Business Conduct and Ethics, each of which can be viewed on our Internet website at www.investor.midway.com. These documents describe the responsibilities of our directors, the organization of our board and other key corporate governance matters. We will provide a copy of these documents to stockholders, without charge, upon written request addressed to Midway Games Inc., 2704 West Roscoe Street, Chicago, IL 60618, Attention: Investor Relations.

“Controlled Company” Exemptions.  Our common stock is listed for trading on the New York Stock Exchange. The listing standards of the New York Stock Exchange impose requirements on the board of directors and committees of listed issuers that include, among others, the following requirements:

•	A majority of the members of the board of directors must qualify as “independent” directors who have no material relationship with the issuer other than serving as a director and who meet the other requirements of independence set forth in Section 303A.02 of the listing standards of the New York Stock Exchange;

•	Issuers have a nominating and corporate governance committee (or committees that are responsible for each of these functions) composed entirely of independent directors; and

•	Issuers have a compensation committee composed entirely of independent directors.

The New York Stock Exchange permits “controlled companies” to take advantage of exemptions from the above three requirements. For these purposes, a controlled company is a company of which more than 50% of the voting power is held by an individual, a group or another company. Since Mr. Redstone’s ownership of our common stock exceeds 50%, we are a controlled company. However, our board of directors has determined that, at present, we will not elect to take advantage of any of the above exemptions from the New York Stock Exchange listing standards.

Item 14.	Principal Accountant Fees and Services.

Ernst & Young LLP served as our independent auditors for 2006 and 2005. Aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of 2006 and 2005 and for other professional services billed in 2006 and 2005, were as follows:

	Years Ended
	December 31,
	2006	2005

Audit Fees(1)	$925,000	$1,213,000
Audit-Related Fees(2)	22,000	40,000
Tax Fees	—	50,000
All Other Fees	—	—

Total	$947,000	$1,303,000

(1)	Comprised of the audit of our annual consolidated financial statements, internal control attestation services required to comply with the requirements of the Sarbanes-Oxley Act, review of financial statements included in our Form 10-Qs and other services provided by the accountant in connection with statutory and regulatory filings.

(2)	Comprised of 401(k) audit procedures and various other services.

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

Percentage of Services Approved Under S-X Rule 2-01(c)(7)(i)(C)

None.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A, as amended, File No. 333-11919, filed on October 18, 1996 and effective October 29, 1996 (the “S-1 Registration Statement”).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.5		Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the “6/10/04 S-3”).
10	.1*	1996 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration statement on Form S-1/A, as amended, File No. 333-11919, filed on October 25, 1996 and effective October 29, 1996.
10	.2*	Old form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10	.3*	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10	.4*	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10	.5*	1999 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10	.6*	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
10	.7*	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10	.8*	2002 Stock Option Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on December 5, 2001.
10	.9*	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Transition Report on Form 10-KT-405 for the six-month transition period ended December 31, 2001, filed on March 28, 2002.
10	.10*	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).

Exhibit
No.		Description

10	.11*	Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003.
10	.12*	Executive Employment Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2003 (the “5/7/03 8-K”).
10	.13*	Stock Option Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.14*	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.15*	Restricted Stock Agreement entered into as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.16		Xbox Publisher License Agreement dated October 30, 2000 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-3/A, as amended, File No. 333-106643, filed on August 18, 2003 (“August 2003 S-3/A”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.17		Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.18		Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.19		PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.20		PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.21		Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders signatories thereto, and Wells Fargo Foothill, Inc., dated as of March 3, 2004, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”).
10.22		Continuing Guaranty dated as of March 3, 2004, between the Registrant and specified subsidiaries in favor of Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.23		Intercompany Subordination Agreement dated as of March 3, 2004 among the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.24		Form of Pledge Agreement dated as of March 3, 2004, between the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.25		Xbox Live Distribution Amendment to the Xbox Publisher License Agreement entered into as of December 8, 2003 by and among Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.), incorporated herein by reference to the 2003 10-K.

Exhibit
No.		Description

10	.26*	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10.27		Consent and First Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 5, 2004, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “3/31/04 10-Q”).
10.28		Second Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 14, 2004, incorporated herein by reference to the 3/31/04 10-Q.
10	.29*	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.30		Third Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 30, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2004.
10.31		Fourth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 15, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 20, 2004.
10.32		Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/ DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004 (the “9/30/2004 10-Q”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.33		Fifth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 5, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10	.34*	First Amendment made as of October 18, 2004, to Restricted Stock Agreement entered into as of May 6, 2003 between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10.35		Sixth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10	.36*	2000 Stock Option/Stock Issuance Plan for Midway Studios — Austin Inc. and Form of Option Agreement, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10.37		Term Extensions to Xbox Publisher License Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2004.
10.38		Consent and Seventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 23, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2004.
10	.39*	2004 Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”).
10.40		Consent and Eighth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of December 28, 2004,incorporated herein by reference to the 2004 10-K.
10.41		Consent and Ninth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of January 19, 2005, incorporated herein by reference to the 2004 10-K.
10	.42*	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.43*	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.44*	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.

Exhibit
No.		Description

10.45		Amendment to the Xboxtm Publisher Licensing Agreement dated as of January 10, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2005 (the “3/31/2005 10-Q”), (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10.46		Amendment to the Xboxtm Publisher Licensing Agreement dated as of March 1, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc., incorporated herein by reference to the 3/31/2005 10-Q, (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10.47		Tenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of March 11, 2005, incorporated herein by reference to the 3/31/2005 10-Q.
10.48		Eleventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 26, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 30, 2005 (the “6/30/2005 10-Q”).
10	.49*	2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on April 29, 2005 (File No. 001-12367).
10	.50*	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the 6/30/2005 10-Q.
10.51		Consent and Twelfth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 4, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2005.
10.52		Indenture, dated as of September 19, 2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s current report on Form 8-K filed on September 19, 2005 (the “9/19/2005 8-K”).
10.53		Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/2005 8-K.
10.54		Consent and Thirteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 19, 2005, incorporated herein by reference to the 9/19/2005 8-K.
10	.55*	Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
10.56		Consent and Fourteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 3, 2005, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”).
10.57		Waiver, Consent and Fifteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 17, 2005, incorporated herein by reference to the 2005 10-K.
10.58		Consent and Sixteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 3, 2005, incorporated herein by reference to the 2005 10-K.
10	.59*	Letter Agreement dated as of February 10, 2003 between the Registrant and Miguel Iribarren regarding Mr. Iribarren’s employment by the Registrant, incorporated herein by reference to the 2005 10-K.

Exhibit
No.		Description

10.60		Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated August 6, 2001 between Midway Home Entertainment Inc. and Nintendo of America Inc. incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2006 (the “3/31/06 10-Q”) (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended).
10.61		First Amendment to Confidential License Agreement for Game Boy Advance dated September 17, 2004 between Midway Home Entertainment Inc. and Nintendo of America Inc. incorporated herein by reference to the 3/31/06 10-Q.
10.62		PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated March 26, 2005 between Midway Home Entertainment Inc. and Sony Computer Entertainment America Inc. incorporated herein by reference to the 3/31/06 10-Q (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended).
10.63		Purchase Agreement, dated as of May 24, 2006, between the Registrant and Banc of America Securities LLC incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2006.
10.64		Indenture, dated as of May 30, 2006, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006 (the “5/30/06 8-K”).
10.65		Registration Rights Agreement, dated as of May 30, 2006, between the Registrant and Banc of America Securities, LLC, incorporated herein by reference to the 5/30/06 8-K.
10.66		Consent and Seventeenth Amendment to Loan and Security Agreement among the Registrant, several of the Registrant’s subsidiaries and Wells Fargo Foothill, Inc. dated as of May 30, 2006, incorporated herein by reference to the 5/30/06 8-K.
10.67		Notice of Adjustment, dated July 13, 2006, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.
10	.68*	Form of Non-Employee Director Stock Option Agreement under the 2005 Long-Term Incentive Plan incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2006.
10.69		Eighteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. dated as of October 10, 2006 incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.70		Nineteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. dated as of November 29, 2006.
10.71		Xbox 360 Publisher License Agreement entered in to as of October 25, 2006 by and between Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP.
31		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*		Indicates a management contract or compensatory plan or arrangement.

(This Page has been left blank intentionally.)

MIDWAY GAMES INC.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this report has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Midway Games Inc.

We have audited the accompanying consolidated balance sheets of Midway Games Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method for accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Midway Games Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Midway Games Inc.

We have audited management’s assessment, included in the accompanying Management Annual Report on Internal Control over Financial Reporting, that Midway Games Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Midway Games Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Midway Games Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Midway Games Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Games Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Midway Games Inc. and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 7, 2007

MIDWAY GAMES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$73,422	$98,376
Receivables, less allowances of $19,408 and $16,130 at 2006 and 2005, respectively	51,366	30,835
Inventories	2,891	5,811
Capitalized product development costs	35,213	27,570
Prepaid expenses and other current assets	12,792	16,134

Total current assets	175,684	178,726
Capitalized product development costs	6,400	25
Property and equipment, net	20,407	19,049
Goodwill	41,273	41,108
Other assets	10,297	9,355

Total assets	$254,061	$248,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,864	$12,431
Accrued compensation and related benefits	4,541	4,060
Accrued royalties	8,097	3,938
Accrued selling and marketing	4,935	4,418
Deferred revenue	2,000	384
Current portion of long-term debt	3,333	3,333
Other accrued liabilities	15,164	13,440

Total current liabilities	45,934	42,004
Convertible senior notes, less unamortized discount of $7,990 at December 31, 2006	142,010	75,000
Long-term debt	3,611	6,944
Deferred income taxes	9,402	8,086
Other noncurrent liabilities	397	784
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and 4,995,250 shares undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,487,105 and 92,233,807 shares issued at 2006 and 2005, respectively	925	922
Additional paid-in capital	444,115	431,273
Accumulated deficit	(380,882)	(303,099)
Accumulated translation adjustment	(1,671)	(439)
Deferred compensation	—	(3,610)
Treasury stock, at cost, 1,115,430 and 1,093,627 shares at 2006 and 2005, respectively	(9,780)	(9,602)

Total stockholders’ equity	52,707	115,445

Total liabilities and stockholders’ equity	$254,061	$248,263

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Net revenues	$165,574	$150,078	$161,595
Cost of sales:
Product costs and distribution	67,331	56,212	62,742
Royalties and product development	68,883	75,852	41,275

Total cost of sales	136,214	132,064	104,017

Gross profit	29,360	18,014	57,578
Research and development expense	37,022	39,693	25,621
Selling and marketing expense	43,150	57,189	41,159
Administrative expense	21,297	18,864	15,949
Restructuring and other charges	(130)	10,784	(106)

Operating loss	(71,979)	(108,516)	(25,045)
Interest income	4,384	2,449	1,267
Interest expense	(11,241)	(3,119)	(1,248)
Other (expense) income, net	2,699	(2,040)	6,395

Loss before income taxes	(76,137)	(111,226)	(18,631)
Provision for income taxes	1,646	1,261	1,314

Net loss	(77,783)	(112,487)	(19,945)
Preferred stock dividends:
Distributed	—	282	1,884
Imputed	—	6	2,915

Loss applicable to common stock	$(77,783)	$(112,775)	$(24,744)

Basic and diluted loss per share of common stock	$(0.86)	$(1.30)	$(0.34)

Average number of shares outstanding	90,708	86,937	72,421

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Cumulative		Treasury	Total
	Number	Par	Paid-In	Accumulated	Translation	Deferred	Stock At	Stockholders’
	of Shares	Value	Capital	Deficit	Adjustment	Compensation	Cost	Equity
	(In thousands)

Balance at December 31, 2003	58,842	$588	$244,963	$(170,667)	$(919)	$(347)	$(25,725)	$47,893
Net loss				(19,945)				(19,945)
Translation adjustment					(501)			(501)

Comprehensive loss								(20,446)
Stock option cost			410					410
Sale of common stock	11,350	114	78,185					78,299
Exercise of common stock options	4,229	42	24,132				134	24,308
Exercise of common stock warrants	1,141	11	4,267					4,278
Issuance of stock for acquisitions	540	5	5,199				4,845	10,049
Conversion of Series D preferred stock	11,644	117	43,587					43,704
Issuance of restricted common stock	137	2	1,720			(5,363)	3,641	—
Restricted stock compensation cost						1,331		1,331
Treasury shares issued pursuant to payment of retirement benefits			(5,487)				7,477	1,990
Dividend on Series D preferred stock
Distributed			(1,884)					(1,884)
Imputed			(2,915)					(2,915)

Balance at December 31, 2004	87,883	879	392,177	(190,612)	(1,420)	(4,379)	(9,628)	187,017
Net loss				(112,487)				(112,487)
Translation adjustment					981			981

Comprehensive loss								(111,506)
Exercise of common stock options	2,465	25	24,401				92	24,518
Exercise of common stock warrants	124	1	1,311					1,312
Issuance of stock for acquisitions	493	5	6,557					6,562
Conversion of Series D preferred stock	1,121	11	4,587					4,598
Issuance of restricted common stock	150	1	2,561			(2,562)		—
Forfeiture of restricted common stock	(2)		(33)			99	(66)	—
Restricted stock compensation cost						3,232		3,232
Dividend on Series D preferred stock
Distributed			(282)					(282)
Imputed			(6)					(6)

Balance at December 31, 2005	92,234	922	431,273	(303,099)	(439)	(3,610)	(9,602)	115,445
Net loss				(77,783)				(77,783)
Translation adjustment					(1,232)			(1,232)

Comprehensive loss								(79,015)
Exercise of common stock options	239	3	1,026				7	1,036
Issuance of common stock rights	11							—
Forfeiture of restricted common stock	3		185				(185)	—
Elimination of deferred compensation upon adoption of SFAS No. 123R			(3,610)			3,610		—
Restricted stock compensation cost			2,603					2,603
Stock option compensation cost			3,519					3,519
Record discount on convertible senior notes			9,119					9,119

Balance at December 31, 2006	92,487	$925	$444,115	$(380,882)	$(1,671)	$—	$(9,780)	$52,707

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

OPERATING ACTIVITIES
Net loss	$(77,783)	$(112,487)	$(19,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,739	7,200	5,892
Receivables provision	34,141	27,342	16,456
Amortization of capitalized product development costs, including writedowns	55,324	70,106	31,305
Deferred income taxes	1,316	1,313	1,314
Stock-based compensation cost	6,122	3,232	1,741
Amortization of debt issuance costs	1,236	444	244
Amortization of convertible senior notes discount	1,129	—	—
Loss on disposal of property and equipment	30	69	61
Loss on impairment of assets	—	5,416	—
Gain from settlement of due to former parent (WMS Industries Inc.)	—	—	(4,987)
Changes in operating assets and liabilities:
Receivables	(53,587)	(42,090)	(15,907)
Inventories	3,013	957	(3,222)
Capitalized product development costs	(69,342)	(69,042)	(48,672)
Prepaid expenses and other current assets	(1,535)	(4,265)	(1,688)
Accounts payable, accruals and deferred revenue	3,122	6,623	2,932
Other assets and liabilities	(3,827)	4,805	(11,606)

Net cash used in operating activities	(92,902)	(100,377)	(46,082)
INVESTING ACTIVITIES
Purchases of property and equipment	(8,751)	(6,430)	(4,161)
Direct costs of acquisitions, net of cash acquired	—	(919)	76
Proceeds from the sale of property and equipment	75	—	—

Net cash used in investing activities	(8,676)	(7,349)	(4,085)
FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	75,000	75,000	—
Proceeds from long-term debt	—	—	15,000
Payment of debt issuance costs	(2,269)	(2,682)	(789)
Payment of long-term debt	(3,333)	(3,333)	(1,389)
Payment on capital lease obligation	(374)	(800)	—
Net proceeds from sale of common stock	—	—	78,299
Cash received on exercise of common stock options	6,318	19,417	24,128
Cash received on exercise of common stock warrants	—	1,312	4,278
Net proceeds from sale of Series D preferred stock	—	—	12,422
Cash dividend on Series D preferred stock	—	(210)	(1,658)
Remittance of withholding taxes in lieu of stock issuance	—	—	(3,924)

Net cash provided by financing activities	75,342	88,704	126,367

Effect of exchange rate changes on cash	1,282	(915)	431

(Decrease) increase in cash and cash equivalents	(24,954)	(19,937)	76,631
Cash and cash equivalents at beginning of period	98,376	118,313	41,682

Cash and cash equivalents at end of period	$73,422	$98,376	$118,313

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,519	$1,257	$856

See notes to consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We develop and publish interactive entertainment software (the “Video Game Business”). Video games for play on home consoles, handheld devices, and personal computers are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for personal computers and the major video game platforms, including Sony’s PlayStation 2 and PlayStation Portable, Microsoft’s Xbox and Xbox 360, and Nintendo’s GameCube, Wii, Game Boy Advance and Nintendo DS. We also expect to begin selling games for Sony’s PlayStation 3 in 2007.

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

Goodwill

Goodwill represents the excess purchase price over the fair market value of net identifiable assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not recognize amortization expense on goodwill but conduct an ongoing impairment review of the asset. We use October 1 as the date of our annual review of impairment of goodwill. During 2006, 2005 and 2004, we completed this annual review and determined there was no impairment. However, all goodwill recorded with the acquisition of our development studio in Adelaide, Australia was written off in 2005 as a result of our December 2005 restructuring plan that included the closing of this studio. See Note 13 for details of the restructuring plan and the impact on our operating results.

Intangible Assets

Intangible assets consist of non-compete agreements executed with employees in conjunction with the prior business acquisitions discussed in Note 2 and are included with other assets (noncurrent) in the consolidated balance sheets. The gross amount of non-compete agreements totaled $884,000 and $830,000 at December 31, 2006 and 2005, respectively. Accumulated amortization of these non-compete agreements totaled $673,000 and $375,000 at December 31, 2006 and 2005, respectively. These intangible assets are being amortized by the straight-line method over their contractual lives, typically two to three years. Amortization of these intangible assets totaled $298,000, $304,000 and $116,000 during 2006, 2005 and 2004, respectively. In 2005, we wrote off the remaining unamortized balance and accumulated amortization of the non-compete agreements recorded upon the acquisition of our development studio in Adelaide, Australia as a result of the December 2005 restructuring plan. See Note 13 for details of the restructuring plan and the impact on our operating results.

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

On January 1, 2006, we adopted the provisions of SFAS No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”) using the modified-prospective transition method. Under this method, stock-based compensation expense was recognized in the 2006 consolidated financial statements for all stock option awards granted during 2006, and also for stock option awards that were both outstanding and not fully vested at January 1, 2006. Compensation expense recognized in our 2006 consolidated financial statements includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the current period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, in accordance with the provisions of the modified-prospective transition method. Recognition of compensation expense related to our restricted stock outstanding did not change upon the adoption of SFAS No. 123R. See Note 12 for further details on our stock-based awards and stock-based compensation, including pro forma disclosure of stock-based compensation for 2005 and 2004.

SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows (previously allowed), on a prospective basis. Stock option activity did not result in tax benefits during the year ended December 31, 2006 due to our current tax position.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued final FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the “FSP”). The FSP provides simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. A one-time election to adopt the transition method in the FSP was available to those entities adopting SFAS No. 123R using either the modified-retrospective or modified-prospective method. We elected to use this transition method to calculate our APIC pool upon adoption of SFAS No. 123R on January 1, 2006. Based upon our calculation of our APIC pool under the FSP, our beginning APIC pool balance as of January 1, 2006 was $0.

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

Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and we fulfill our obligations, if any, under the agreement. Royalties on sales that exceed the guarantee are recognized as revenues as earned. License and royalty revenues were $6,301,000, $6,145,000, and $3,588,000 during 2006, 2005 and 2004, respectively.

Distribution Costs

Distribution costs, including shipping and handling costs of video games sold to customers, are included in cost of sales.

Advertising Expense

The cost of advertising is charged to selling and marketing expense as incurred, except for costs associated with advertising campaigns which are deferred and charged to expense upon the first use of the advertising campaign. Advertising expenses for 2006, 2005 and 2004 were $27,656,000, $41,235,000, and $28,268,000, respectively. The total amount of advertising costs reported as assets at December 31, 2006 and 2005 were $1,543,000 and $1,496,000, respectively, and are included with prepaid expenses and other current assets in the consolidated balance sheets. We also share portions of certain customers’ advertising expenses through co-op advertising arrangements. Cooperative advertising allowances provided to customers are recognized as a reduction of revenues, except for cooperative advertising that provides a separate identifiable benefit and the benefit’s fair value can be established, in which case the cooperative advertising is recognized as selling and marketing expense.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. We classify foreign currency transaction gains and losses in other income and expenses, net in the consolidated statements of operations. Net foreign currency transaction gains (losses) were $2,670,000, ($2,133,000) and $1,215,000 for 2006, 2005 and 2004, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss is disclosed in the consolidated statements of changes in stockholders’ equity. Foreign currency translation adjustments have been the only component of comprehensive loss. Accordingly, accumulated other comprehensive loss is equal to the accumulated translation adjustment of $1,671,000 and $439,000 at December 31, 2006 and 2005, respectively.

Loss per Common Share

The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding on each of the following dates (in thousands):

	December 31,
Type	2006	2005	2004

Stock options	3,810	4,877	7,583
Warrants	—	555	679
Contingent shares	1,045	1,578	1,185
Redeemable convertible preferred stock, Series D	—	—	1,115
Convertible senior notes	12,747	4,224	—

Total	17,602	11,234	10,562

At December 31, 2006, contingent shares represent those shares of our common stock granted to individuals which have restrictions placed as to transferability that will lapse over a defined period as set at the date of grant. These include shares of restricted common stock granted to employees as compensation or retention incentives, as well as restricted shares issued as part of the purchase price consideration in previous acquisitions. The following table discloses the vesting of contingent shares remaining as of December 31, 2006 (in thousands):

Vesting	Number
Period	of Shares

2007	311
2008	734

Total	1,045

The calculation of diluted loss per share of common stock for 2006, 2005 and 2004 did not include the effect of stock options, warrants, contingent shares, redeemable convertible preferred stock or convertible senior notes because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the reported periods was used in their respective calculations of basic and diluted loss per share of common stock.

Registration Rights

We have issued financial instruments that are convertible into or exchangeable for our common stock. In some cases, in conjunction with the issuance of these financial instruments, we issued rights that under certain circumstances provide that we will register the underlying common stock shares with the Securities and Exchange Commission (“SEC”) so that such common stock shares may be resold by the holders (“registration rights”). For purposes of determining the accounting treatment for the financial instruments and any related registration rights, we assess whether the financial instrument and related registration rights represent one combined instrument or whether the financial instrument and related registration rights represent separate instruments. This determination is based on whether the financial instrument may be transferred without the registration rights. Specifically, if the financial instrument may be transferred without the registration rights, then the financial instrument and registration rights are accounted for as two separate instruments. If the registration rights are attached to the financial instrument such that they are automatically transferred along with transfer of the financial instrument, then both the registration rights and related financial instrument are accounted for as one combined instrument.

As of December 31, 2006, we had the following two convertible instruments outstanding:

•	$75,000,000 of convertible senior notes that are convertible into common stock at a current conversion rate of 56.3253 shares per $1,000 principal amount of the notes; and

•	$75,000,000 of convertible senior notes that are convertible into common stock at a current conversion rate of 113.6364 shares per $1,000 principal amount of the notes.

The registration rights associated with both convertible senior note issuances automatically transfer with these instruments, and accordingly, these instruments and the related registration rights are accounted for as one combined instrument.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit and market risk consist primarily of cash and cash equivalents and trade accounts receivable from the sale of games. We place our cash and cash equivalents only in high credit quality securities and limit the amounts invested in any one security.

The following table discloses information about geographic areas and major customers for the respective reporting periods (in thousands):

	Years Ended December 31,
	2006	2005	2004

Geographic areas
Net revenues outside of United States	$48,860	$40,085	$38,265
Major customers
Net revenues from largest customer (Wal-Mart)	$27,596	$27,706	$25,883
Net revenues from second largest customer (GameStop)	$24,175	$20,716	$16,939

Net assets located outside of the United States, after elimination of intercompany accounts and excluding goodwill, totaled $24,341,000 and $7,464,000 as of December 31, 2006 and 2005, respectively.

Receivables from customers representing 10% or more of our gross receivables balance totaled $17,948,000 (GameStop and Best Buy) and $28,466,000 (GameStop, Wal-Mart, Best Buy and Target) at December 31, 2006 and 2005, respectively. Such amounts are prior to applying any allowances for doubtful accounts, price protection, returns or discounts.

Historically, a limited number of products have generated a large amount of our net revenues. In 2006, 2005 and 2004, our Mortal Kombat video games accounted for 22.4%, 18.9% and 41.3% of our net revenues, respectively.

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

Fair Value of Financial Instruments

The carrying amount for all of our financial instruments except for the convertible senior notes approximates their fair values at the balance sheet dates due to either their short-term length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at each balance sheet date. The estimated fair value of our convertible senior notes at December 31, 2006 based on available market prices is approximately $147,394,000 as compared to a total carrying value of $150,000,000, excluding the impact of the debt discount recorded on the 7.125% convertible senior notes issued in 2006. At December 31, 2005, the $75,000,000 carrying amount of the 6.0% convertible senior notes approximated their fair value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts reported in the previous periods have been reclassified to conform to the 2006 presentation.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 applies to all tax positions related to income taxes that are subject to Statement of Financial Accounting Statement No. 109, Accounting for Income Taxes. We will adopt FIN 48 effective January 1, 2007 on a prospective basis. We do not currently believe the adoption of FIN 48 will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008. We are currently reviewing this new accounting standard but do not currently believe the adoption of SFAS No. 157 will have a material impact on our financial position and results of operations.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 offers a special “one-time” transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for all companies’ fiscal years ending after November 15, 2006. We adopted the provisions of SAB 108 for the year ended December 31, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

NOTE 2:	PRIOR ACQUISITIONS

During 2005, we acquired two privately-held software developers in principally all-stock transactions initially valued at a total of $7,714,000. In August 2005, we acquired privately-held Ratbag Holdings Pty Ltd. and its subsidiary companies (“Ratbag”). Ratbag was a software developer located in Adelaide, Australia that prior to the acquisition was working with us in the early development stages of The Wheelman, a video game we plan to release in 2007. In October 2005, we then acquired privately-held The Pitbull Syndicate Limited (“Pitbull”). Pitbull was a software developer located in Newcastle, United Kingdom that prior to the acquisition was working with us on the development of L.A. RUSH, a video game we released in October 2005. We subsequently closed the Ratbag development studio and terminated all remaining employees pursuant to our December 2005 workforce reduction and consolidation plan. See Note 13 for further details of the restructuring plan and the impact on our operating results.

Purchase accounting allocations for Pitbull were not finalized until 2006. The preliminary and final purchase price allocations for Pitbull were as follows:

	Preliminary	Final

Net tangible assets, including software	$446,000	$445,000
Non-compete agreements	—	54,000
Goodwill	1,641,000	1,594,000

Total	$2,087,000	$2,093,000

NOTE 3:	CAPITALIZED PRODUCT DEVELOPMENT COSTS

The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Years Ended December 31,
	2006	2005	2004

Beginning balance	$27,595	$28,659	$11,292
Additions	69,342	69,042	48,672
Amortization, including writedowns	(55,324)	(67,474)	(31,305)
Restructuring charges	—	(2,632)	—

Ending balance	$41,613	$27,595	$28,659

During 2005, we recorded certain impairment charges for capitalized product development costs in the restructuring and other charges line item of our consolidated statements of operations. See Note 13 for details regarding restructuring and other charges.

NOTE 4:	PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation and amortization, were (in thousands):

	December 31,
	2006	2005

Land, land improvements, buildings and building improvements	$6,023	$6,001
Leasehold improvements	7,757	6,331
Furniture, fixtures, equipment and software	51,159	44,311
Construction-in-progress	1,140	946

	66,079	57,589
Less accumulated depreciation and amortization	(45,672)	(38,540)

Property and equipment, net	$20,407	$19,049

Depreciation and amortization expense related to property and equipment was $7,441,000, $6,896,000 and $5,776,000 for 2006, 2005 and 2004, respectively.

NOTE 5:	OTHER ACCRUED CURRENT LIABILITIES

Other accrued current liabilities were (in thousands):

	December 31,
	2006	2005

Product development advance	$5,351	$5,351
Current portion of capital lease obligation	1,156	1,621
Interest payable	1,598	1,275
Accrued restructuring costs	911	890
Other accrued liabilities	6,148	4,303

Other accrued current liabilities	$15,164	$13,440

NOTE 6:	CAPITAL LEASE

During January 2005, we entered into a capital lease for the acquisition of software to be used in the development of our video games. The original cost of the software capitalized related to this lease is $3,808,000 and is reflected in property and equipment in the consolidated balance sheets, net of amortization of $1,022,000 and $464,000 for the years ended December 31, 2006 and 2005, respectively. The outstanding capital lease obligation totals $1,200,000, less imputed interest of $44,000, is due by December 31, 2007 and is included in other accrued current liabilities at December 31, 2006 as all amounts are scheduled to be paid within one year.

NOTE 7:	CREDIT FACILITY

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

The term loan has a five year term and is to be repaid in equal monthly installments from August 2004 to February 2009. The term loan bears interest at our election of either the bank’s base rate (8.25% at December 31, 2006) or the LIBOR rate (5.36% at December 31, 2006) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, as defined, but in no event greater than the bank’s base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. At December 31, 2006 and 2005, the interest rate on the term loan was 8.25% and 7.25% and the remaining outstanding balance was $6,944,000 and $10,277,000, respectively.

Availability under the revolving line of credit up to $15,000,000 is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. The revolving line of credit has a five year term and bears interest at our election of either the bank’s base rate (8.25% at December 31, 2006) or the LIBOR rate (5.36% at December 31, 2006) plus 2.75%, but in no event less than 4.0%. The interest rates under the revolving line of credit are adjusted annually based on our operating results under the test set forth in the Credit Facility, but in no event greater than the bank’s base rate plus 1.0% or the LIBOR rate plus 3.75%, as applicable. We have not borrowed any amounts under the revolving line of credit since the inception of the Credit Facility.

In addition, the Credit Facility allows for the issuance of up to $5,000,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. We had three letters of credit totaling $1,281,000 outstanding at December 31, 2006. A fee of 0.5% per annum multiplied by the unused portion of the revolving line of credit is due and payable on a monthly basis.

Debt issuance costs incurred in 2004 upon inception of the Credit Facility totaling $789,000 were capitalized and are being amortized by applying the effective interest method over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the consolidated statements of operations.

Substantially all of our assets are pledged as collateral under the Credit Facility. The Credit Facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit. The Credit Facility also restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the Credit Facility restricts our ability to repurchase or redeem any shares of our capital stock. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties not to exceed $300,000.

NOTE 8:	INCOME TAXES

For 2006, 2005 and 2004, we recorded a valuation allowance against our deferred tax assets. The applicable accounting guidance limits the amount of deferred tax assets to an amount that is expected to offset future taxable income that is more likely than not to be generated within the carryforward period. Because of our history of losses in recent years, we have set the valuation allowance to decrease the deferred tax asset to $0. The valuation allowance may be reversed into income in future periods if and when we return to profitability. Deferred tax liabilities related to goodwill are not offset against deferred tax assets since it is uncertain as to if and when amounts attributable to goodwill will be recognized as expenses in the statement of operations. We will be required to provide additional valuation allowance in future periods should tax losses occur. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, expense will be recognized. The valuation allowance increased $24,924,000, $52,856,000 and $18,910,000 in 2006, 2005 and 2004, respectively.

Significant components of the provision for income tax for 2006, 2005 and 2004, were (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$(52)	$—
State	—	—	—
Foreign	330	—	—

Total current	330	(52)	—
Deferred:
Federal	(23,855)	(39,821)	(7,605)
State	(1,506)	(2,519)	(480)
Foreign	564	(717)	(448)

Total deferred	(24,797)	(43,057)	(8,533)
Valuation allowance	26,113	44,370	9,847

Provision for income taxes	$1,646	$1,261	$1,314

Consolidated loss before income taxes includes income (loss) from foreign operations of $2,550,000, ($15,768,000) and ($1,526,000), for 2006, 2005 and 2004, respectively.

The income tax provision differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended December 31,
	2006	2005	2004

Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.2)%	(2.2)%	(2.2)%
Valuation allowance	34.3%	39.9%	52.8%
WMS settlement (See Note 16)	—	—	(10.0)%
Other, net	5.1%	(1.6)%	1.4%

	2.2%	1.1%	7.0%

Current income tax payable by jurisdiction was (in thousands):

	December 31,
	2006	2005

Federal	$—	$—
State	—	—
Foreign	336	—

Total payable	$336	$—

Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of our deferred tax assets and liabilities at December 31, 2006 and 2005 were (in thousands):

	December 31,
	2006	2005

Deferred tax assets resulting from:
Tax loss carryforward	$192,238	$164,750
Accrued items not currently deductible	4,854	4,613
Receivable allowance	6,681	3,915
Tax over book depreciation	189	—
Foreign Tax Credit	122	—
Other	57	25

Gross deferred tax assets	204,141	173,303

Deferred tax liabilities resulting from:
Tax over book depreciation	—	2,193
Goodwill	9,402	8,086
Capitalized product development costs	15,484	10,268
Discount on 7.125% convertible senior notes	2,973	—
Other	138	220

Gross deferred tax liabilities	27,997	20,767

Valuation allowance	(185,546)	(160,622)

Net deferred tax liabilities	$(9,402)	$(8,086)

During 2006, Midway paid $5,000 in foreign income taxes. During 2005 and 2004, Midway paid no income taxes. In 2006 and 2005, we received federal tax refunds of $0 and $133,000, respectively. During 2004, Midway was refunded $68,000 of foreign income taxes had been previously paid in 2003. At December 31, 2006, we had a net operating loss carryforward of $509,371,000 for federal income tax purposes which expires from 2019 to 2026, and aggregate net operating loss carryforwards of $142,313,000 for state income tax purposes which expire from 2010 to 2022. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code of 1986, as amended, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. Deferred tax assets (liabilities), prior to affecting these amounts for the valuation allowance, includes a net amount of ($449,000) at both December 31, 2006 and 2005 related to net operating losses and deferred tax liabilities that transferred to us in conjunction with the business combinations consummated in 2005 and 2004. If and when we realize the benefit of these net operating losses included in the deferred tax assets, this benefit will be recorded as a decrease to goodwill. If and when we realize the expense of these acquired deferred tax liabilities, this expense will be recorded as an increase to goodwill. In 2005, we realized $81,000 benefit related to a net operating loss from a 2004 acquisition and recorded this amount as a decrease to goodwill.

Undistributed earnings of one of our foreign subsidiaries amounted to approximately $457,000 as of December 31, 2006. Those earnings are considered to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). All of our other foreign subsidiaries have accumulated losses.

NOTE 9:	CONVERTIBLE SENIOR NOTES

In the past two years, we have completed two separate convertible senior note financing transactions in order to raise funds to be used for general corporate purposes, including working capital and capital expenditures.

     September 2005 Issuance

In September 2005, we issued $75,000,000 of convertible senior notes due September 30, 2025 (“6.0% Notes”). The 6.0% Notes are senior unsecured obligations and are subordinate to all secured debt obligations. The 6.0% Notes bear interest at 6.00% per annum that is payable semi-annually on March 30 and September 30 of each year, beginning March 30, 2006. We recognized $4,500,000 and $1,275,000 of interest expense related to the 6.0% Notes during 2006 and 2005, respectively.

The holders of the 6.0% Notes may convert the notes into shares of our common stock at any time prior to the maturity date or redemption of the 6.0% Notes at an initial conversion rate of 56.3253 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $17.75 per share. The conversion rate may be adjusted upon the occurrence of certain events, including the following:

•	Our controlling stockholder and his affiliates become the beneficial owner, directly or indirectly, of 90% or more of the aggregate fair value of our outstanding capital stock. In this event, the conversion rate will increase by 4.4177 shares per $1,000 principal amount of the notes. This conversion rate increase is subject to future adjustment in accordance with the provisions of the indenture governing the 6.0% Notes.

•	On April 30, 2007, or in some circumstances, September 30, 2007, if the daily volume weighted average price of our common stock for the period that is 20 consecutive trading days prior to April 30, 2007, or in some circumstances, September 30, 2007, is less than $16.14, as adjusted for capital changes. In this event, the conversion rate will increase at varying amounts. However, after adjustment, the conversion rate cannot exceed 100 shares per $1,000 principal amount of the 6.0% Notes.

•	We effect certain business combinations, asset sales or changes in ownership where the consideration paid to the common stockholders includes securities (or other property) that are neither traded on a U.S. national securities exchange nor quoted on the Nasdaq National Market nor scheduled to be so traded or quoted immediately after such transaction. In these events, the conversion rate will increase at varying amounts with a maximum increase of 5.63 shares per $1,000 principal amount of the 6.0% Notes.

•	Issuance of additional rights to holders of our common stock, such as stock splits, declaration of dividends and certain other distributions and capital changes.

On or after October 5, 2010, subject to certain notification provisions, we may from time to time, at our option, redeem some or all of the 6.0% Notes for cash equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.

On each of April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020, the holders may require us to repurchase all or a portion of their notes at a repurchase price in cash equal to 100% of the principal amount of the 6.0% Notes to be repurchased, plus any accrued and unpaid interest. In addition, the holders may require us to repurchase all or a portion of their 6.0% Notes upon certain fundamental changes (as defined in the indenture governing the notes as a change in control or if our common stock is neither listed for trading on a U.S. national securities exchange nor quoted on the Nasdaq National Market), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.

The terms of the 6.0% Notes do not prohibit our ability to declare or pay dividends on our common stock, but the payment of dividends may result in an adjustment to the conversion rate of the 6.0% Notes as described above. Also, the holders of the 6.0% Notes are not entitled to voting rights until they elect to convert their notes into shares of our common stock.

The issuance of the 6.0% Notes has no impact on our calculation of weighted average shares outstanding in our computation of basic earnings per share. In periods of net income, the conversion feature of the 6.0% Notes will be included in our calculation of diluted earnings per share based on the “if-converted” method, as prescribed in SFAS No. 128, Earnings per Share, to the extent the effect of including the 6.0% Notes is dilutive.

Total costs related to the issuance of the 6.0% Notes incurred in 2005 of $2,682,000 were capitalized and are being amortized by applying the effective interest method over the period from the issuance date to April 30, 2009, the date at which the holders may first require us to repurchase the 6.0% Notes. Amortization related to these costs totaled $734,000 and $208,000 during 2006 and 2005, respectively, and is included in interest expense in the consolidated statement of operations.

May 2006 Issuance

In May 2006, we issued $75,000,000 of 7.125% convertible senior notes due May 31, 2026 (the “7.125% Notes”). The 7.125% Notes are senior unsecured obligations and are subordinate to all secured debt obligations. The 7.125% Notes bear interest at 7.125% per annum that is payable semi-annually on May 31 and November 30 of each year, beginning November 30, 2006. We recognized $3,132,000 of interest expense related to the stated interest rate for the 7.125% Notes during the year ended December 31, 2006.

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

Effective June 26, 2006, the conversion rate was adjusted in accordance with the $8.80 Reset Feature so that the conversion price was adjusted to $8.80 per share of common stock. As a result of this conversion rate adjustment, we recorded a $9,119,000 discount on the 7.125% Notes that is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (June 26, 2006) to May 31, 2010, the date at which the holders may first require us to redeem the 7.125% Notes. Amortization related to this discount totaled $1,129,000 during the year ended December 31, 2006 and is included in interest expense in the consolidated statement of operations. Any future conversion rate adjustments may result in the recognition of an additional discount and interest expense.

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

The terms of these 7.125% Notes do not prohibit our ability to declare or pay dividends on our common stock, but the payment of dividends may result in an adjustment to the conversion rate of the 7.125% Notes as described above. Also, the holders of the 7.125% Notes are not entitled to voting rights until they elect to convert their notes into shares of our common stock. The terms of the 7.125% Notes limit our ability to incur additional indebtedness and perform certain other business activities, as more fully described in “Item 1A. Risk Factors” of this Form 10-K.

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

Total costs related to the issuance of the 7.125% Notes incurred during the year ended December 31, 2006 of $2,269,000 were capitalized and are being amortized by applying the effective interest method over the period from the issuance date to May 31, 2010, the date at which the holders may first require us to repurchase the 7.125% Notes. Amortization related to these costs totaled $331,000 during the year ended December 31, 2006, and is included in interest expense in the consolidated statement of operations. As a result of the debt discount and debt issuance costs, the effective interest rate on the 7.125% Notes has approximated 10.45% from the May 30, 2006 issuance date to December 31, 2006.

NOTE 10:	PREFERRED STOCK AND WARRANTS

We have 5,000,000 authorized shares of preferred stock issuable in series, and the relative rights and preferences and number of shares in each series are to be established by the board of directors at the time of designation of each series.

Series B Redeemable Convertible Preferred Stock and Warrants

In conjunction with the issuance of our Series B redeemable convertible preferred stock in 2001, we issued 678,982 common stock warrants which had five-year terms and could be used to purchase 555,161 shares of our common stock at an exercise price of $9.33 per share, and 123,821 shares of our common stock at an exercise price of $10.60 per share. In November 2005, the 123,821 warrants with an exercise price of $10.60 per share were exercised, resulting in net proceeds of $1,312,000. All 555,161 of the warrants with an exercise price of $9.33 per share expired unexercised in May 2006.

Series D Redeemable Convertible Preferred Stock and Warrants

During 2003, we issued 3,500 shares of Series D redeemable convertible preferred stock (Series D preferred stock) with a stated value of $10,000 per share, rights to acquire an additional 1,250 shares of Series D preferred stock until May 2004 at the stated value of $10,000 per share, and 1,141,000 warrants to purchase our common stock at a purchase price of $3.75 per share.

During 2004, the following transactions occurred:

•	The holders exercised their rights to acquire the additional 1,250 shares of Series D preferred stock at $10,000 per share, resulting in proceeds of $12,422,000, net of cash issuance costs.

•	The holders of our Series D preferred stock converted all of the initial 3,500 shares of Series D preferred stock into 9,589,040 shares of common stock at the conversion price of $3.65 per share.

•	804 of the additional 1,250 shares of Series D preferred stock purchased earlier in 2004 were converted into 2,010,000 shares of common stock at a conversion price of $4.00 per share. An additional 44,546 shares of common stock were issued to the holders upon these conversions to satisfy net accrued dividends that existed on the dates of conversion. These conversions accelerated the recognition of $2,301,000 of imputed preferred stock dividends (i.e., non-cash dividends) that otherwise would have been recognized in later periods.

•	The holders of the 1,141,000 warrants exercised all of their warrants which resulted in proceeds of $4,278,000.

During 2005, the remaining 446 shares of Series D preferred stock was converted into 1,115,000 shares of our common stock at the conversion price of $4.00 per share. An additional 6,333 shares of common stock were issued to the holder upon conversion to satisfy net accrued dividends that existed on the dates of conversion.

The difference between the initial carrying amounts of the shares of preferred stock issuances and the respective redemption values was accreted using the effective interest method. This accretion was recorded as an imputed dividend over their respective lives from issuance until maturity and charged to stockholders’ equity. Unrecognized imputed dividends upon the conversion of the Series D preferred stock in 2004 and 2005 were accelerated and recognized to accrete the carrying amount of the preferred stock to its stated amount on each respective conversion date.

All dividends were paid in full upon final conversion of the Series D preferred stock in 2005.

NOTE 11:	COMMON STOCK

Common Stock

We have 200,000,000 shares of common stock, $0.01 par value per share, authorized for issuance, of which 91,371,675 shares were outstanding on December 31, 2006 (excluding 1,115,430 treasury shares). The following amounts have been reserved for future issuance as of December 31, 2006 (in thousands):

Number of
Description	Shares

Common stock option and long-term incentive plans	7,047
Convertible senior notes	20,854

Total	27,901

Common Stock Issuance to Investors

In April 2004, we completed a registered shelf offering of 11,350,000 shares of our common stock at $7.25 per share for gross proceeds of $82,288,000. The net proceeds after payment of transaction expenses were $78,299,000. The proceeds from this common stock sale were used for general corporate purposes including working capital to finance inventory and receivables, capital expenditures, research and development, and marketing and distribution efforts.

Rights Agreement

Until December 31, 2006 we had a Rights Agreement, pursuant to which each share of our common stock had an accompanying Right to purchase, under certain conditions, including a takeover attempt, one one-hundredth of a share of our Series A Preferred Stock at an exercise price of $100, permitting each holder (other than the acquiring person) to receive $200 worth of our common stock valued at the then current market price. The Rights were redeemable by us at $0.01 per Right, subject to certain conditions. The Rights also accompanied the underlying shares of our common stock to which the holders of our convertible instruments would have been entitled to if conversion or exercise had taken place. Sumner Redstone, who owned more than 15% of our common stock at the time of our spin-off from our former parent company, WMS Industries Inc., was exempt from the anti-takeover restrictions of the Rights Agreement. The Rights Agreement expired pursuant to its terms on December 31, 2006. Subsequent to the expiration of the Rights Agreement, we notified the New York Stock Exchange to withdraw the Rights from listing and de-registered the Rights with the Securities and Exchange Commission.

Stock-Based Awards

We currently maintain one plan that provides for stock-based compensation, the Midway Games Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”), under which we may grant both incentive stock options and nonqualified stock options, as well as shares of restricted stock and various other types of stock-based awards. The 2005 Plan was approved by our stockholders in June 2005 and replaced all of our previous stock option plans. The shares available for grants under those earlier plans are no longer available under those plans, but are instead available under the 2005 Plan. Awards previously issued under the earlier plans remain in effect under those plans. The 2005 Plan is intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the 2005 Plan, our Compensation Committee of the board of directors determines which of the eligible directors, officers, employees, consultants and advisors will receive stock-based awards and the terms of such awards, including applicable vesting periods. The 2005 Plan provides that stock options cannot have a term in excess of ten years. As of December 31, 2006, we had approximately 2.6 million shares of common stock available to grant stock awards under the 2005 Plan.

See Note 12 for details on our stock-based awards and stock-based compensation, including pro forma disclosure of stock-based compensation for 2005 and 2004.

NOTE 12:	STOCK-BASED COMPENSATION

Stock-Based Compensation Under SFAS No. 123R

Total stock-based compensation cost recognized in the consolidated statement of operations for 2006 was $6,122,000. Stock-based compensation costs in the amount of $943,000 were capitalized during 2006. These costs are added to capitalized product development costs in the consolidated balance sheet and then amortized after general release of the respective product that is directly related to such costs.

As a result of adopting SFAS No. 123R on January 1, 2006, our operating loss, loss before income taxes and net loss for 2006 were $3,321,000 greater than if we had continued to account for stock-based compensation under APB 25. Both basic and diluted loss per share for 2006 were $.04 greater than if we had continued to account for share-based compensation under APB 25. These differences are due to recording compensation expense for stock options granted with an exercise price equal to the fair market value of our common stock on the date of grant. Such stock options would result in no expense on a pro forma basis under the provisions of APB 25. The adoption of SFAS No. 123R had no impact on our net cash used in operating or provided by financing activities for 2006.

The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 in 2005 and 2004 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2005	2004

Reported loss applicable to common stock	$(112,775)	$(24,744)
Deduct stock-based compensation expense(a)	3,232	1,741
Add stock-based compensation expense determined under the fair value based method for all awards(a)	(7,097)	(9,234)

Pro forma net loss applicable to common stock	$(116,640)	$(32,237)

Basic and diluted loss per share:
As reported	$(1.30)	$(0.34)
Pro forma	$(1.34)	$(0.45)

(a)	These amounts reflect no income tax effect.

Disclosures for 2006 are not presented because stock-based compensation expense has been recognized in the consolidated financial statements by applying the fair value recognition provisions of SFAS No. 123R.

As of December 31, 2006, we had $1,756,000 of total unrecognized compensation cost related to non-vested stock option awards granted under all equity compensation plans and $820,000 of total unrecognized compensation cost related to non-performance-based restricted stock awards for which the periods of restriction have not yet lapsed. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of 0.7 years for both stock options and restricted stock. See the discussion of performance-based restricted stock below.

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

Expected Forfeitures.  We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. We applied an estimated 15% forfeiture rate to all awards still vesting during the year ended December 31, 2006. No forfeiture rate was applied to the pro forma disclosure of compensation expense prior to the adoption of SFAS No. 123R, as permitted under SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Years Ended December 31,
	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	0.70	0.75	0.82
Risk-free interest rate	4.54%	3.73%	3.43%
Expected lives	5 years	4 years	4 years

Stock Option Activity

The following table summarizes all of our stock option activity for 2006, 2005 and 2004 (shares in thousands):

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	(in thousands)	Price	Contractual Life	(in thousands)

Outstanding at December 31, 2003	11,230	$8.30
Granted with an exercise price equal to the market price	1,180	9.89
Granted with an exercise price lower than the market price	35	4.05
Exercised	(4,245)	5.73		$20,421
Forfeited	(617)	9.78

Outstanding at December 31, 2004	7,583	9.85
Granted with an exercise price equal to the market price	99	10.11
Exercised	(2,475)	9.90		$19,483
Forfeited	(330)	12.43

Outstanding at December 31, 2005	4,877	9.65
Granted with an exercise price equal to the market price	104	8.88
Exercised	(240)	4.31		$2,826
Expired	(913)	19.84
Forfeited	(18)	3.52

Outstanding at December 31, 2006	3,810	$7.56	5.6 years	$6,961

Exercisable at December 31, 2005	3,206	$11.74	4.4 years	$24,101

Exercisable at December 31, 2006	3,086	$7.92	5.3 years	$5,378

The weighted average grant date fair value of options granted during the periods is as follows:

	Years Ended December 31,
	2006	2005	2004

Weighted average grant date fair value of options granted with an exercise price equal to the market price	$5.37	$5.74	$6.28
Weighted average grant date fair value of options granted with an exercise price lower than the market price	$—	$—	$7.92

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 is calculated as the difference between the market price of the underlying common stock at December 31, 2006 and the exercise price of the options for the options that had exercise prices that were lower than the $6.98 closing market price of our common stock at December 29, 2006. The total intrinsic value of options exercised during 2006, 2005 and 2004 was determined as of the date of the respective exercises.

The following table summarizes information on outstanding and exercisable stock options as of December 31, 2006 (shares in thousands):

					Weighted
					Average
					Remaining
			Weighted Average		Contractual
	Shares Covered by Options		Exercise Price		Life
Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding

$2.32 — $3.45	642	454	$2.64	$2.69	6.5
3.57 — 5.20	1,181	960	3.61	3.61	6.4
5.24 — 7.75	179	170	5.89	5.85	5.4
7.90 — 11.75	772	492	9.81	9.93	6.9
11.79 — 16.83	1,029	1,003	13.67	13.69	3.2
20.00	7	7	20.00	20.00	0.4

	3,810	3,086	7.56	7.92	5.6

During 2006, 2005 and 2004, the stock option exercise activity above resulted in total proceeds of $1,036,000, $24,518,000 and $24,308,000, respectively. Amounts reflected in the consolidated statements of cash flows differ from these amounts due to the timing of cash received related to the exercises. Amounts receivable from employee stock option exercises totaled $3,000 and $5,281,000 at December 31, 2006 and 2005, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Restricted stock — non-performance-based awards

Total stock-based compensation cost related to the non-performance-based restricted stock awards was $2,603,000, $3,232,000 and $1,331,000 during 2006, 2005 and 2004 respectively.

The following tables summarize our non-performance-based restricted stock amounts and activity for 2006, 2005 and 2004 (shares in thousands):

		Weighted
		Average
		Grant
	Shares	Price

Outstanding at December 31, 2003	125	$3.57
Granted	552	9.72
Vested	(136)	6.62

Outstanding at December 31, 2004	541	$9.10
Granted	188	13.60
Vested	(289)	10.85
Forfeited	(10)	9.64

Outstanding at December 31, 2005	430	$9.89
Granted	—	—
Vested	(303)	8.86
Forfeited	(20)	9.41

Outstanding at December 31, 2006	107	$11.47

The total value of awards vesting during 2006, 2005 and 2004 was $2,691,000, $3,136,000 and $898,000 during 2006, 2005 and 2004 respectively.

Restricted stock — performance-based awards

In 2005, we granted 655,000 shares of restricted stock to certain key members of management under the Plan. Also, we granted a total of 40,000 shares of restricted stock to five additional members of management under the Plan in 2006. In addition, five employees forfeited a total of 55,000 shares initially granted to them in 2005 as a result of terminating their employment with the Company during 2006. The remaining 640,000 shares of restricted stock are restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission. Further, some or all of the restricted stock may be forfeited on such date if certain financial targets are not achieved for the year ending December 31, 2007. The restricted stock will also be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock. No compensation expense was recorded in 2005 or 2006 related to this grant since the achievement of the 2007 financial targets was not deemed probable. These awards have a weighted average grant date fair value of $15.02 and could result in the recognition of a maximum of $9,613,000 of compensation expense in future periods should the performance conditions be achieved. Such compensation expense, if any, could be recognized during the period from January 2007 through March 2008. Recognition of this expense in future periods is dependent upon the assessment as to whether the achievement of the performance conditions is deemed probable at the end of each reporting period.

Total restricted stock

As of December 31, 2006, a total of 747,000 shares of restricted common stock granted to employees as compensation that will or could result in the recognition of compensation expense in future periods remained outstanding and unvested. The following table discloses the future vesting of this restricted stock as of December 31,

2006, assuming the full amount of the performance-based awards granted vest in 2008 upon reaching the 2007 financial targets (in thousands):

Number
Vesting Period	of Shares

2007	82
2008	665

Total	747

NOTE 13:	RESTRUCTURING AND OTHER CHARGES

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

With respect to the 2005 restructuring plan, we incurred the following aggregate amounts which are reflected in the restructuring and other charges line item within operations in 2005 (in thousands):

	Impairment of		Lease and	Impairment
	Capitalized		Long-Term	of Fixed and
	Product		Commitments	Intangible
	Development	Severance	and Other	Assets and
	Costs	Costs	Costs(a)	Goodwill(b)	Total

Provision	$2,632	$1,326	$1,410	$5,416	$10,784

(a)	Includes $98,000 write-off of accumulated cumulative translation adjustment.

(b)	Includes the impairment of $4,867,000 goodwill initially recorded upon the acquisition of Ratbag.

There are no anticipated future expenses related to the 2005 restructuring plan.

Rollforward of All Restructuring Activity

A reconciliation of the December 31, 2003 to December 31, 2006 liability balances arising from these restructuring activities are summarized as follows (in thousands):

	Impairment of		Lease and	Impairment
	Capitalized		Long-Term	of Fixed and
	Product		Commitments	Intangible
	Development	Severance	and Other	Assets and
	Costs	Costs	Costs	Goodwill	Total

Balances at December 31, 2003	$—	$626	$1,584	$—	$2,210

Provision(a)	—	(28)	(78)	—	(106)
Usage/payouts	—	(598)	(946)	—	(1,544)

Balances at December 31, 2004	—	—	560	—	560

Provision	2,632	1,326	1,410	5,416	10,784
Usage/payouts	(2,632)	(1,326)	(684)	(5,416)	(10,058)

Balances at December 31, 2005	—	—	1,286	—	1,286

Provision(b)	—	—	(130)	—	(130)
Usage/payouts	—	—	(245)	—	(245)

Balances at December 31, 2006	$—	$—	$911	$—	$911

(a)	During 2004, we recorded reversals of previously accrued charges totaling $182,000 related to changes in estimates of severance costs, facility lease expense and sublease income.

(b)	During 2006, we recorded reversals of previously accrued charges totaling $251,000 related to changes in estimates of accrued facility lease expense and sublease income.

Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the consolidated balance sheets, depending on the nature of the underlying liability at the respective balance sheet dates. We plan to settle the remaining accrual in lease and long-term commitments and other costs in 2007.

NOTE 14:	COMMITMENTS

We lease various office facilities, a warehouse and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at December 31, 2006 as follows (in thousands):

2007	$4,238
2008	2,980
2009	2,333
2010	2,027
2011	2,069
Thereafter	3,780

$17,427

Rent expense for 2006, 2005, and 2004 was $4,935,000, $3,500,000 and $2,876,000, respectively. This gross rent expense was reduced by sublease income in each period of $58,000, $0 and $149,000, respectively.

Additionally, we enter into certain licenses and development agreements that require non-cancelable payments in future periods. Some of these agreements provide for advance payments or guarantee minimum payments of royalties and marketing expenses. Future minimum payments due under these agreements at December 31, 2006 are as follows (in thousands):

2007	$9,936
2008	14,238
2009	8,455
2010	6,455
2011	955
Thereafter	80

$40,119

NOTE 15:	LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. There is no such litigation at this time of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings as of December 31, 2006.

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

During 2005, we announced a strategic relationship with MTV Networks, a subsidiary of Viacom, to jointly market three video game titles, and collaborate on soundtrack development for two of these titles. Under the terms of the agreement, MTV has the option to provide us with varying levels of marketing and promotional support for these video games. We may then include various agreed-upon MTV properties and trademarks within the respective video games. Also, we will be required to then pay to MTV varying levels of marketing and production costs based upon the amount of support provided by MTV, as well as royalties from game sales based upon the amount of support provided by MTV and the number of units sold and profitability of the game. L.A. RUSH, initially released in October 2005, was the first of the three titles to be released under the relationship. Selling and marketing purchases from MTV totaled $460,000, $4,679,000 and $3,836,000 in 2006, 2005 and 2004, respectively. Royalties owed to MTV based upon game sales of L.A. RUSH totaled $125,000 and $0 in 2006 and 2005, respectively. At December 31, 2006 and 2005, we had amounts outstanding of $125,000 and $362,000 due to MTV, respectively, included in accounts payable.

Selling and marketing expenses incurred from advertising purchases with other Viacom affiliates totaled $3,708,000, $5,228,000 and $3,139,000 in 2006, 2005 and 2004, respectively. We also had amounts outstanding of $730,000 and $877,000 due to other Viacom affiliates included in accounts payable at December 31, 2006 and 2005, respectively. Net revenues generated from Viacom affiliates totaled $13,000, $0 and $1,574,000 during 2006, 2005 and 2004, respectively. Amounts outstanding from Viacom affiliates totaled $13,000 and $0 at December 31, 2006 and 2005, respectively.

In addition, three members of our board of directors also serve as directors or executives for either NAI or companies that NAI controls. Shari E. Redstone (Mr. Redstone’s daughter) currently serves as President and a director of NAI, as well Vice Chair of the board for both Viacom and CBS. Mr. Redstone also formed a new holding company late in 2005, Sumco, Inc., which is owned jointly by both NAI and Mr. Redstone. Ms. Redstone now serves as President of Sumco. Also, Joseph A. Califano, Jr., a member of our board of directors, serves as a director of CBS. Mr. Califano served on the Viacom board of directors from 2003 until the split of CBS and Viacom in 2005. Furthermore, Robert J. Steele, another member of our board of directors, serves as Vice President — Strategy and Corporate Development of NAI.

Harold H. Bach, Jr., a former member of our board of directors, was employed by us as our Chief Financial Officer until September 2001. Under a separation agreement, we made payments to Mr. Bach through December 31, 2004 at the rate of $315,000 per year, the same rate as his fiscal 2001 base salary. There were no amounts due to Mr. Bach at December 31, 2006 or 2005.

In addition to the board members discussed above, some of our current and former board members are affiliated with some of our vendors. Activity for our reported periods and amounts owed each of the affiliated companies at the balance sheet dates reflected in our consolidated financial statements are as follows:

•	William C. Bartholomay, a member of our board of directors, is Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc. and was formerly President of Near North National Group. Mr. Califano also serves as a director for Willis Group Holdings, Ltd. We have retained these companies or their affiliates as insurance brokers and have paid premiums to obtain insurance placed by these brokers totaling in the aggregate $1,715,000, $1,513,000, and $2,193,000 for 2006, 2005 and 2004, respectively. No amounts were owed to Willis Group Holdings, Ltd. and affiliates or Near North National Group at December 31, 2006 and 2005.

•	Ira S. Sheinfeld, a member of our board of directors, is a member of the law firm of Hogan & Hartson L.L.P. (and was formerly a member of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which merged into Hogan & Hartson L.L.P.), which provided tax services for us. Professional tax costs incurred were $0, $0 and $123,000 for 2006, 2005 and 2004, respectively. There were no amounts owed to Hogan & Hartson L.L.P. at December 31, 2006 and 2005. We do not plan to retain Hogan & Hartson, L.L.P. in the current year.

Consolidated German Subsidiary Management

We operate a wholly-owned subsidiary in Munich, Germany, Midway Games GmbH (“MGG”). Two members of MGG’s management are the sole shareholders of F+F Publishing GmbH (“F+F”). F+F is primarily in the business of distributing video games and other products to retailers. One of these MGG employees is also the Managing Director of F+F. We sell products directly to retailers, distributors and F+F. F+F sells our products to various retailers. We generated net revenues of $37,000 and $404,000 from sales to F+F during 2006 and 2005, respectively. In addition, we purchase certain products, primarily video games developed by third parties, from F+F and in turn sell these products to retailers and distributors. We incurred costs of sales of $488,000 and $909,000 related to this activity during 2006 and 2005, respectively. During 2006 and 2005, we made payments of approximately $341,000 and $478,000, respectively, related to purchases from F+F. Also, the full amount due to us from sales of our products to F+F during both 2006 and 2005 was settled against the outstanding payable to F+F as of December 31, 2006 and 2005, respectively. As a result, we had net payables of $137,000 and $27,000 due to F+F at December 31, 2006 and 2005, respectively, which are included in accounts payable.

Australia Subsidiary Management

During 2005, we acquired and subsequently closed our development studio in Adelaide, Australia (“Ratbag”). One former shareholder and employee of Ratbag is also a partner in the company that owns the building we leased to operate this studio. During 2005, we incurred approximately $116,000 in charges from leasing this building. Despite closing this studio, we were required to continue our monthly lease payments related to this non-cancelable lease through April 2010. We accrued approximately $540,000 related to this lease, the amount of future rent we expected to pay less estimated sublease income, in other accrued liabilities and other noncurrent liabilities as of December 31, 2005. In 2006, we subsequently settled the lease obligation and recorded a $251,000 reversal of previously accrued charges. We paid the remaining obligation in 2006 and there are no additional amounts owed to the lessor at December 31, 2006.

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

Former Chairman and Chief Executive Officer

During May 2003, David F. Zucker succeeded Neil D. Nicastro as our Chief Executive Officer and President. Mr. Nicastro continued to serve as Chairman of our board of directors from May 2003 through June 2004, when Mr. Nicastro resigned from our board of directors. As a result of the termination of his employment, severance provisions of Mr. Nicastro’s employment agreement were triggered and Mr. Nicastro entered into a severance agreement with us during May 2003. The severance agreement with Mr. Nicastro included a $1,963,000 note payable to Mr. Nicastro originally due in May 2006 earning interest at 5% per annum with interest payments due quarterly and 607,846 shares of our common stock that Mr. Nicastro would receive in equal monthly issuances of 16,884 common shares from May 2006 to April 2009. In addition, the note payable to Mr. Nicastro was to become immediately due in shares of our common stock at a $3.28 per share conversion price and any of the 607,846 shares not yet issued to Mr. Nicastro would also become immediately due to him if, for any consecutive 30 trading days during the 35 months following May 6, 2003, the weighted average price of our common stock was at least $10.00 for the acceleration and related conversion of the note payable and $7.50 for acceleration of the delivery of the 607,846 shares. All charges related to Mr. Nicastro’s termination as our Chief Executive Officer and President were recorded in 2003.

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

NOTE 17:	SUBSEQUENT EVENT

In January 2007, our board of directors approved an employee stock purchase plan (the “Plan”) which will become effective on March 1, 2007. The Plan allows eligible employees of Midway, as defined by the Plan, to defer through normal payroll deductions a maximum amount of the lesser of a) $10,000 per six-month defined purchase period (not to exceed $25,000 per year) or b) 50% of their compensation, in order to purchase shares of Midway’s common stock at the discounted purchase price of 85% of the fair market value (the closing price as quoted per the

New York Stock Exchange) of Midway’s common stock on the last day of each defined purchase period. Each purchase period shall last six months and eligible employees are allowed to join the Plan up through the first day of each purchase period or at which point they meet the eligibility requirements. The maximum number of shares that may purchased by employees under the plan is 3,000,000. The Plan had no impact on our results of operations for the year ended December 31, 2006.

NOTE 18:	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2006 and 2005 are as follows (in thousands, except per share amounts):

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Net revenues	$15,396	$25,922	$27,392	$96,864
Gross profit (loss)(1)	712	(1,376)	77	29,947
Research and development expense	10,662	10,715	7,147	8,498
Restructuring and other charges	—	(161)	1	30
Loss applicable to common stock	(22,599)	(31,007)	(22,151)	(2,026)
Basic and diluted loss per share of common stock	$(0.25)	$(0.34)	$(0.24)	$(0.02)
Basic and diluted average number of shares outstanding	90,410	90,651	90,812	90,952

(1)	Gross profit includes $886,000, $810,000, $0 and $0 related to writedowns of capitalized product development costs reflected in cost of sales for the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively.

	Quarters Ended,
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005(1)

Net revenues	$13,815	$36,926	$29,527	$69,810
Gross profit (loss)(2)	5,219	1,857	(2,412)	13,350
Research and development expense	8,966	10,444	8,756	11,527
Restructuring and other charges	—	—	—	10,784
Loss applicable to common stock	(15,958)	(29,914)	(29,083)	(37,820)
Basic and diluted loss per share of common stock	$(0.19)	$(0.35)	$(0.33)	$(0.42)
Basic and diluted average number of shares outstanding	85,642	85,941	87,068	89,062

(1)	Restructuring and other charges for the quarter ended December 31, 2005 relate to management’s plan to improve our cost structure and product development efficiency through workforce reductions including closing our Adelaide, Australia development studio. See Note 13.

(2)	Gross profit includes $0, $2,044,000, $6,560,000 and $3,453,000 related to writedowns of capitalized product development costs reflected in cost of sales for the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively. The amount for the quarter ended December 31, 2005 excludes $2,632,000 related to writedowns of capitalized product development costs that were included in the restructuring and other charges.

MIDWAY GAMES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Column C
	Column A	Column B	Additions		Column D	Column E
		Balance at	Charged to	Charged to		Balance at
		Beginning of	Costs and	Other		End of
Period	Description	Period	Expenses	Accounts	Deductions	Period
	Years ended December 31, 2006, 2005 and 2004

Year Ended
December 31, 2006	Allowance for doubtful accounts	$1,263,000	$241,000	$—	$189,000	$1,315,000
	Allowance for price protection, returns and discounts	14,867,000	33,900,000	—	30,674,000	18,093,000
	Deferred tax asset valuation allowance	160,622,000	26,113,000	—	1,189,000	185,546,000
Year Ended
December 31, 2005	Allowance for doubtful accounts	$714,000	$692,000	$—	$143,000	$1,263,000
	Allowance for price protection, returns and discounts	8,122,000	26,650,000	—	19,905,000	14,867,000
	Deferred tax asset valuation allowance	107,766,000	44,370,000	8,486,000	—	160,622,000
Year Ended
December 31, 2004	Allowance for doubtful accounts	$2,410,000	$(448,000)	$—	$1,248,000	$714,000
	Allowance for price protection, returns and discounts	7,002,000	16,904,000	—	15,784,000	8,122,000
	Deferred tax asset valuation allowance	88,856,000	9,847,000	9,063,000	—	107,766,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2007.

MIDWAY GAMES INC.

By:	/s/ DAVID F. ZUCKER
David F. Zucker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID F. ZUCKER David F. Zucker	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2007

/s/ THOMAS E. POWELL Thomas E. Powell	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2007

/s/ JAMES R. BOYLE James R. Boyle	Vice President — Finance, Controller and Assistant Treasurer (Principal Accounting Officer)	March 12, 2007

/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	March 12, 2007

/s/ PETER C. BROWN Peter C. Brown	Director	March 12, 2007

/s/ JOSEPH A. CALIFANO, JR. Joseph A. Califano, Jr.	Director	March 12, 2007

/s/ KENNETH D. CRON Kenneth D. Cron	Director	March 12, 2007

/s/ SHARI E. REDSTONE Shari E. Redstone	Director	March 12, 2007

/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	March 12, 2007

/s/ ROBERT J. STEELE Robert J. Steele	Director	March 12, 2007

/s/ ROBERT N. WAXMAN Robert N. Waxman	Director	March 12, 2007

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A, as amended, File No. 333-11919, filed on October 18, 1996 and effective October 29, 1996 (the “S-1 Registration Statement”).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.5		Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the “6/10/04 S-3”).
10	.1*	1996 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration statement on Form S-1/A, as amended, File No. 333-11919, filed on October 25, 1996 and effective October 29, 1996.
10	.2*	Old form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the S-1 Registration Statement.
10	.3*	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10	.4*	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10	.5*	1999 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10	.6*	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
10	.7*	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10	.8*	2002 Stock Option Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on December 5, 2001.
10	.9*	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Transition Report on Form 10-KT-405 for the six-month transition period ended December 31, 2001, filed on March 28, 2002.
10	.10*	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10	.11*	Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003.
10	.12*	Executive Employment Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2003 (the “5/7/03 8-K”).
10	.13*	Stock Option Agreement made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.14*	Stock Option Agreement under 2002 Stock Option Plan made as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.

Exhibit
No.		Description

10	.15*	Restricted Stock Agreement entered into as of the 6th day of May, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.16		Xbox Publisher License Agreement dated October 30, 2000 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-3/A, as amended, File No. 333-106643, filed on August 18, 2003 (“August 2003 S-3/A”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.17		Amendment to the Xbox Publisher Licensing Agreement effective January 31, 2003 between Microsoft Licensing Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.18		Confidential License Agreement for Nintendo GameCube dated February 19, 2002 between Nintendo of America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.19		PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2002 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.20		PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.21		Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders signatories thereto, and Wells Fargo Foothill, Inc., dated as of March 3, 2004, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”)
10.22		Continuing Guaranty dated as of March 3, 2004, between the Registrant and specified subsidiaries in favor of Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.23		Intercompany Subordination Agreement dated as of March 3, 2004 among the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.24		Form of Pledge Agreement dated as of March 3, 2004, between the Registrant, specified subsidiaries of the Registrant and Wells Fargo Foothill, Inc., incorporated herein by reference to the 2003 10-K.
10.25		Xbox Live Distribution Amendment to the Xbox Publisher License Agreement entered into as of December 8, 2003 by and among Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.), incorporated herein by reference to the 2003 10-K.
10	.26*	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10.27		Consent and First Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 5, 2004, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “3/31/04 10-Q”).
10.28		Second Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 14, 2004, incorporated herein by reference to the 3/31/04 10-Q.
10	.29*	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.30		Third Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 30, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2004.

Exhibit
No.		Description

10.31		Fourth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 15, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 20, 2004.
10.32		Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/ DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004 (the “9/30/2004 10-Q”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.33		Fifth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 5, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10	.34*	First Amendment made as of October 18, 2004, to Restricted Stock Agreement entered into as of May 6, 2003 between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10.35		Sixth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 1, 2004, incorporated herein by reference to the 9/30/2004 10-Q.
10	.36*	2000 Stock Option/Stock Issuance Plan for Midway Studios — Austin Inc. and Form of Option Agreement, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10.37		Term Extensions to Xbox Publisher License Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2004.
10.38		Consent and Seventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 23, 2004, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2004.
10	.39*	2004 Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”).
10.40		Consent and Eighth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of December 28, 2004,incorporated herein by reference to the 2004 10-K.
10.41		Consent and Ninth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of January 19, 2005, incorporated herein by reference to the 2004 10-K.
10	.42*	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.43*	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.44*	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.
10.45		Amendment to the Xboxtm Publisher Licensing Agreement dated as of January 10, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2005 (the “3/31/2005 10-Q”), (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10.46		Amendment to the Xboxtm Publisher Licensing Agreement dated as of March 1, 2005 between Microsoft Licensing, GP and Midway Home Entertainment, Inc., incorporated herein by reference to the 3/31/2005 10-Q, (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10.47		Tenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of March 11, 2005, incorporated herein by reference to the 3/31/2005 10-Q.
10.48		Eleventh Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of April 26, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 30, 2005 (the “6/30/2005 10-Q”).

Exhibit
No.		Description

10	.49*	2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on April 29, 2005 (File No. 001-12367).
10	.50*	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the 6/30/2005 10-Q.
10.51		Consent and Twelfth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of August 4, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2005.
10.52		Indenture, dated as of September 19, 2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s current report on Form 8-K filed on September 19, 2005 (the “9/19/2005 8-K”).
10.53		Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/2005 8-K.
10.54		Consent and Thirteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of September 19, 2005, incorporated herein by reference to the 9/19/2005 8-K.
10	.55*	Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
10.56		Consent and Fourteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 3, 2005, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”).
10.57		Waiver, Consent and Fifteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of October 17, 2005, incorporated herein by reference to the 2005 10-K.
10.58		Consent and Sixteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill dated as of November 3, 2005, incorporated herein by reference to the 2005 10-K.
10	.59*	Letter Agreement dated as of February 10, 2003 between the Registrant and Miguel Iribarren regarding Mr. Iribarren’s employment by the Registrant, incorporated herein by reference to the 2005 10-K.
10.60		Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated August 6, 2001 between Midway Home Entertainment Inc. and Nintendo of America Inc. incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2006 (the “3/31/06 10-Q”) (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended).
10.61		First Amendment to Confidential License Agreement for Game Boy Advance dated September 17, 2004 between Midway Home Entertainment Inc. and Nintendo of America Inc. incorporated herein by reference to the 3/31/06 10-Q.
10.62		PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated March 26, 2005 between Midway Home Entertainment Inc. and Sony Computer Entertainment America Inc. incorporated herein by reference to the 3/31/06 10-Q (portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended).
10.63		Purchase Agreement, dated as of May 24, 2006, between the Registrant and Banc of America Securities LLC incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2006.
10.64		Indenture, dated as of May 30, 2006, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006 (the “5/30/06 8-K”).

Exhibit
No.		Description

10.65		Registration Rights Agreement, dated as of May 30, 2006, between the Registrant and Banc of America Securities, LLC, incorporated herein by reference to the 5/30/06 8-K.
10.66		Consent and Seventeenth Amendment to Loan and Security Agreement among the Registrant, several of the Registrant’s subsidiaries and Wells Fargo Foothill, Inc. dated as of May 30, 2006, incorporated herein by reference to the 5/30/06 8-K.
10.67		Notice of Adjustment, dated July 13, 2006, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.
10	.68*	Form of Non-Employee Director Stock Option Agreement under the 2005 Long-Term Incentive Plan incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2006.
10.69		Eighteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. dated as of October 10, 2006 incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.70		Nineteenth Amendment to Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. dated as of November 29, 2006.
10.71		Xbox 360 Publisher License Agreement entered into as of October 25, 2006 by and between Microsoft Licensing, GP and Midway Home Entertainment Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP.
31		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.