Form 10-Q
period 2007-03-31
MIDWAY GAMES INC
filed 2007-05-03
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,389,568 shares of common stock, $0.01 par value, were outstanding at May 1, 2007, excluding 1,115,430 shares held as treasury shares.

MIDWAY GAMES INC.
INDEX

PAGE NO.
Part I. Financial Information:
Item 1. Financial Statements:
Consolidated Balance Sheets — March 31, 2007 and December 31, 2006	3
Consolidated Statements of Operations — Three Months Ended March 31, 2007 and 2006	4
Consolidated Statements of Cash Flows — Three Months Ended March 31, 2007 and 2006	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18
Part II. Other Information:
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	19
Signature

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,967	$73,422
Receivables, less allowances of $11,386 at March 31, 2007 and $19,408 at December 31, 2006	8,223	51,366
Inventories	2,630	2,891
Capitalized product development costs	55,492	35,213
Prepaid expenses and other current assets	12,906	12,792

Total current assets	151,218	175,684
Capitalized product development costs	1,681	6,400
Property and equipment, net	20,420	20,407
Goodwill	41,277	41,273
Other assets	10,436	10,297

Total assets	$225,032	$254,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,386	$7,864
Accrued compensation and related benefits	3,396	4,541
Accrued royalties	4,765	8,097
Accrued selling and marketing	3,144	4,935
Deferred revenue	2,005	2,000
Current portion of long-term debt	3,333	3,333
Other accrued liabilities	12,940	15,164

Total current liabilities	35,969	45,934
Convertible senior notes, less unamortized discount of $7,503 at March 31, 2007 and $7,990 at December 31, 2006	142,497	142,010
Long-term debt	2,778	3,611
Deferred income taxes	9,730	9,402
Other noncurrent liabilities	387	397
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,504,998 and 92,487,105 shares issued at March 31, 2007 and December 31, 2006, respectively	925	925
Additional paid-in capital	445,137	444,115
Accumulated deficit	(400,696)	(380,882)
Accumulated translation adjustment	(1,915)	(1,671)
Treasury stock, at cost, 1,115,430 shares	(9,780)	(9,780)

Total stockholders’ equity	33,671	52,707

Total liabilities and stockholders’ equity	$225,032	$254,061

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenues	$11,070	$15,396
Cost of sales:
Product costs and distribution	6,594	7,570
Royalties and product development	2,698	7,114

Total cost of sales	9,292	14,684

Gross profit	1,778	712
Research and development expense	7,606	10,662
Selling and marketing expense	6,195	6,453
Administrative expense	5,747	5,347
Restructuring and other charges (benefit)	(783)	—

Operating loss	(16,987)	(21,750)
Interest income	943	995
Interest expense	(3,567)	(1,691)
Other income, net	360	194

Loss before income taxes	(19,251)	(22,252)
Provision for income taxes	563	347

Net loss	$(19,814)	$(22,599)

Basic and diluted loss per share of common stock	$(0.22)	$(0.25)

Basic and diluted weighted average number of shares outstanding	90,999	90,410

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(19,814)	$(22,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of capitalized product development costs, including writedowns	1,528	5,799
Depreciation and amortization	1,907	1,902
Receivables provision	3,257	3,793
Deferred income taxes	328	328
Stock-based compensation expense	968	1,259
Amortization of debt issuance costs	352	—
Amortization of convertible senior notes discount	487	—
Loss on disposal of property and equipment	28	11
Changes in operating assets and liabilities:
Receivables	40,134	19,162
Inventories	267	2,047
Capitalized product development costs	(17,088)	(13,861)
Prepaid expenses and other current assets	(111)	(2,734)
Accounts payable, accruals and deferred revenue	(10,343)	(9,087)
Other assets and liabilities	(782)	(221)

Net cash provided by (used in) operating activities	1,118	(14,201)
Investing activities:
Purchases of property and equipment	(1,893)	(2,221)
Financing activities:
Payment of long-term debt	(833)	(833)
Payment of capital lease obligation	—	(374)
Cash received from exercise of common stock options	54	6,183

Net cash provided by (used in) financing activities	(779)	4,976
Effect of exchange rate changes on cash	99	76

Decrease in cash and cash equivalents	(1,455)	(11,370)
Cash and cash equivalents at beginning of period	73,422	98,376

Cash and cash equivalents at end of period	$71,967	$87,006

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2. Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $20,058,000 for the three months ended March 31, 2007 and $22,685,000 for the three months ended March 31, 2006. The accumulated translation adjustment is disclosed on the consolidated balance sheets.
3. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding (in thousands):

	March 31,
	2007	2006
Stock options	3,725	4,670
Warrants	—	555
Contingent shares	1,017	1,564
Convertible senior notes	12,747	4,224

Total common stock equivalents	17,489	11,013

     The calculation of loss per share of common stock for the three months ended March 31, 2007 and 2006 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the weighted average number of shares outstanding for the three months ended March 31, 2007 and 2006 were used in their respective calculations of basic and diluted loss per share of common stock.
4. Inventories
     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.

5. Capitalized Product Development Costs and Research and Development Costs
     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Beginning balance	$41,613	$27,595
Additions	17,088	13,861
Amortization	(1,471)	(4,913)
Writedowns	(57)	(886)

Ending balance	$57,173	$35,657

     Research and development costs were (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Gross research and development costs	$24,694	$24,523
Research and development costs capitalized	(17,088)	(13,861)

Research and development expense	$7,606	$10,662

6. Restructuring
     Late in 2005, we evaluated our operating results and internal product development strategy as we continued our preparation for the console transition and new-generation video game development. In December 2005, we announced our plan to close and terminate all employees at our Adelaide, Australia (Ratbag) development studio, as well as our plan to consolidate certain product development activity to our other existing studios, in an effort to reduce our cost structure and improve operating efficiency. This plan resulted in the termination of 71 employees, all of whom had been notified as of December 31, 2005. We incurred charges for severance costs related to these employees, as well as accrued charges for operating leases and other commitments, fixed asset disposals, impairment of capitalized product development costs and the write-off of recorded goodwill related to the acquisition. Total anticipated costs under these restructuring efforts of $10.8 million were recognized as restructuring expenses prior to December 31, 2005.
     A reconciliation of the December 31, 2006 and March 31, 2007 liability balances arising from the restructuring activity discussed above is as follows (in thousands):

Lease and
Long-Term
Commitments
and Other
Costs
Balances at December 31, 2006	$911
Provision (benefit)	(783)
Other	13

Balances at March 31, 2007	$141

     These liabilities are included with other accrued liabilities (current) on the consolidated balance sheets. The benefit recorded in the three months ended March 31, 2007 relates to a change in the estimated amount of previously awarded grants that may be required to be refunded by our subsidiary to the Commonwealth of Australia. This benefit is included in restructuring and other charges in our consolidated statement of operations.

7. New Accounting Pronouncement
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 applies to all tax positions related to income taxes that are subject to Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. On January 1, 2007, we adopted the provisions of FIN 48 on a prospective basis.
     As of December 31, 2006, prior to the adoption of FIN 48, we did not have any liabilities recorded related to unrecognized income tax benefits. On January 1, 2007, upon adoption of FIN 48, and for the three months ended March 31, 2007, we did not identify and record any additional liabilities related to unrecognized income tax benefits. Therefore the adoption of FIN 48 did not impact our financial statements for the three months ended March 31, 2007.
     We will record interest and penalties on income tax liabilities as a component of provision for income taxes. Income tax returns for the fiscal tax year ended June 30, 2000 to the present are subject to examination by major tax jurisdictions.
8. Subsequent Event
     In September 2005, we issued $75,000,000 of convertible senior notes due September 30, 2025 (“6.0% Notes”). The 6.0% Notes are senior unsecured obligations and are subordinate to all secured debt obligations. The 6.0% Notes bear interest at 6.0% per annum that is payable semi-annually on March 30 and September 30 of each year, beginning March 30, 2006. The holders of the 6.0% Notes may convert the notes into shares of our common stock at any time prior to the maturity date or redemption of the 6.0% Notes at an initial conversion rate of 56.3253 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $17.75 per share. The conversion rate is adjusted upon the occurrence of certain events, including if the arithmetic average of the daily volume weighted average price of our common stock for the period that is 20 consecutive trading days prior to April 30, 2007 or in some circumstances, September 30, 2007, is less than $16.14, as adjusted for capital changes (“$10.00 Reset Feature”). In this event, the conversion rate increases at varying amounts. However, after this adjustment, the conversion rate cannot exceed 100 shares per $1,000 principal amount of the 6.0% Notes.
     Effective April 30, 2007, the conversion rate was adjusted in accordance with the $10.00 Reset Feature so that the conversion price was adjusted to $10.00 per share of common stock. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% Notes that will be amortized by applying the effective interest method over the period from the date the conversion price was adjusted (April 30, 2007) to April 30, 2009, the date at which the holders may first require us to redeem the 6.0% Notes. This amortization will be recorded as additional interest expense. Any future conversion rate adjustments may result in the recognition of an additional discount and interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “plan,” “strategy,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the performance of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the current console platform transition and other technological changes, dependence on major platform manufacturers, volatility of the market price of our common stock, decisions by Sumner Redstone or his affiliates with respect to his ownership or trading of our common stock, and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by law.
Overview
     We develop and publish interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and PCs to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms and handheld devices, including Sony’s PlayStation 2 (“PS2”) and PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; Nintendo’s GameCube (“NGC”), Wii, Game Boy Advance (“GBA”), and the Nintendo DS (“DS”); and also for PCs. Most of our video games have suggested retail prices on the initial release date in North America ranging from $19.99 to $59.99 for home console games, $19.99 to $39.99 for handheld games and $19.99 to $49.99 for PC games. Most of our video games have suggested retail prices on the initial release date in international markets ranging from $35.00 to $95.00 for home console games, $35.00 to $60.00 for handheld games and $35.00 to $75.00 for PC games. We are currently developing games for all of the new generation of home console platforms, including Sony’s PlayStation 3 (“PS3”), Microsoft’s Xbox 360 and Nintendo’s Wii. We released our first video games for the new generation of home console platforms in the fourth quarter of 2006, including Blitz: The League for the Xbox 360 and a number of children’s titles for the Wii. We have not yet released any video games for the PS3 and expect to release several video games for the PS3 later in 2007. We expect retail price ranges for our frontline new generation video games on the initial release date to increase from those for our older generation platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.
New Console Platform Cycle and Increasing Costs to Develop Video Games
     New Console Platform Cycle — The videogame industry is at the beginning of a new console platform cycle. The older generation of game platforms includes the following consoles: the PS2, released in 2000, and the NGC and the Xbox, each released in 2001. The new generation of game platforms includes the following consoles: Microsoft’s Xbox 360, released in 2005 in the U.S. and Europe, Nintendo’s Wii, released in November (U.S.) and December (Europe and Japan) of 2006 and Sony’s PS3 released in November 2006 (U.S. and Japan) and March 2007 (Europe). We are currently developing video games for all of these new platforms. Software sales at the beginning of a new console platform cycle may be negatively impacted since the installed base of new generation consoles is relatively lower at the beginning of the new console cycle as many consumers have not yet acquired new consoles. As a result, the market for new generation software is relatively smaller at the beginning of the new console cycle. This could negatively impact our net revenues during 2007. However, for the first quarter of 2007, total industry-wide North American retail unit and dollar sales for software on all consoles, both older- and new-generation combined, have increased over the first quarter of 2006 as more new generation consoles reach the marketplace and spending on new generation products increases.

     Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. Our strategy includes maintaining an efficient cost structure for development of video games for the new generation of consoles by sharing and reusing as opposed to recreating both technologies and developed assets across our internal studios. However, we expect that video games for the new generation of consoles will be more costly and take longer to develop. Specifically, we expect the development cycle for video games for the new generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the older generation of consoles of 12 to 36 months. We expect our costs related to developing titles on the new generation of consoles will generally range between $8 million to $28 million per title, which represents a substantial increase over costs incurred to develop older generation titles, which have ranged from $4 million to $16 million. These increased costs could negatively impact our results of operations in future periods.
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
PC Market
     We generated increased revenues from games played on the PC in recent years and anticipate revenues from PC titles to increase in the future. We released The Lord of the Rings Online: Shadows of Angmar in North America in April 2007. We also expect to release Unreal Tournament III in 2007, along with additional scheduled releases of PC titles in 2007 and beyond.
Children’s Market
     During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. We released the first title under these agreements, Ed, Edd n’ Eddy, in the fourth quarter of 2005. In 2006, we released three more titles under these agreements: The Ant Bully, The Grim Adventures of Billy & Mandy and Happy Feet. In 2007 we expect to release an additional title under these agreements.
Product Development Resources
     During recent years, we have focused on building our product development pipeline and believe that we have achieved the necessary size and scale to succeed in the new console platform cycle. During 2007, we expect to maintain approximately the same level of investment in product development as in 2006. After 2007, we expect our investment in product development to decrease for the next several years as we realize efficiencies in our product development process.

Majority Stockholder
     Sumner M. Redstone, our largest stockholder, reported in filings made with the SEC that his aggregate beneficial holdings approximated 88% of our outstanding voting securities as of March 31, 2007. As the majority voting stockholder of Midway, Mr. Redstone and his related parties can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone and his related parties were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” transaction. Mr. Redstone has also stated that Midway could be considered as a potential Viacom Inc. acquisition candidate. Mr. Redstone is the Chairman of the board and Chief Executive Officer of National Amusements, Inc (“NAI”). NAI is the parent company of Viacom. Midway formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, composed of three directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, Inc. (“Sumco”), a corporation of which Mr. Redstone indirectly owns a controlling interest. In February 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of these transactions.
Results of Operations
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     The following table provides our periodic operating results in dollars and as expressed as a percentage of total net revenues (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
Net revenues	$11,070	100.0%	$15,396	100.0%
Cost of sales:
Product costs and distribution	6,594	59.6%	7,570	49.2%
Royalties and product development	2,698	24.4%	7,114	46.2%

Total cost of sales	9,292	84.0%	14,684	95.4%

Gross profit	1,778	16.0%	712	4.6%
Research and development expense	7,606	68.7%	10,662	69.3%
Selling and marketing expense	6,195	56.0%	6,453	41.9%
Administrative expense	5,747	51.9%	5,347	34.7%
Restructuring and other charges (benefit)	(783)	(7.1)%	—	0.0%

Operating loss	(16,987)	(153.5)%	(21,750)	(141.3)%
Interest income	943	8.5%	995	6.5%
Interest expense	(3,567)	(32.2)%	(1,691)	(11.0)%
Other income, net	360	3.3%	194	1.3%

Loss before income taxes	(19,251)	(173.9)%	(22,252)	(144.5)%
Provision for income taxes	563	5.1%	347	2.3%

Net loss	$(19,814)	(179.0)%	$(22,599)	(146.8)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Three Months Ended
	See	March 31,		Increase /	Percent
	Explanation	2007	2006	(Decrease)	Change
Net revenues	A	$11,070	$15,396	$(4,326)	(28.1)%
North American net revenues	B	6,954	11,467	(4,513)	(39.4)%
International net revenues	C	4,116	3,929	187	4.8%
Cost of sales:
Product costs and distribution	D	6,594	7,570	(976)	(12.9)%
Royalties and product development	E	2,698	7,114	(4,416)	(62.1)%
Research and development expense	F	7,606	10,662	(3,056)	(28.7)%
Selling and marketing expense	G	6,195	6,453	(258)	(4.0)%
Administrative expense	H	5,747	5,347	400	7.5%
Restructuring and other charges (benefit)	I	(783)	—	(783)	—
Interest income	J	943	995	(52)	(5.2)%
Interest expense	K	3,567	1,691	1,876	110.9%
Other income, net	L	360	194	166	85.6%
Provision for income taxes	M	563	347	216	62.3%
A. Net Revenues
     The following table provides our total net revenues by platform (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
Microsoft Xbox 360	$795	7.2%	$—	—
Nintendo Wii	1,668	15.1%	—	—
Sony PlayStation 2 (“PS2”)	3,960	35.8%	6,923	45.0%
Microsoft Xbox	479	4.3%	4,280	27.8%
Nintendo GameCube (“NGC”)	507	4.6%	331	2.2%
Sony PlayStation Portable (“PSP”)	197	1.8%	1,867	12.1%
Nintendo DS	1,341	12.1%	—	—
Nintendo Game Boy Advance (“GBA”)	771	7.0%	192	1.2%
Personal Computer (“PC”)	110	1.0%	474	3.1%
Royalties and other	1,242	11.1%	1,329	8.6%

Total net revenues	$11,070	100.0%	$15,396	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Three Months Ended March 31, 2007
The Ant Bully	Wii	International
The Grim Adventures of Billy & Mandy	Wii	International
Blitz: The League	Xbox 360	International

Three Months Ended March 31, 2006
L.A. RUSH	PC	North America
Midway Arcade Treasures: Deluxe Edition	PC	North America
NBA Ballers: Phenom	Xbox	North America
Gauntlet: Seven Sorrows	PS2, Xbox	International
L.A. RUSH	PC	International
Midway Arcade Treasures: Extended Play	PSP	International

     The decrease in net revenues was attributable to a 34.8% decrease in our per-unit net selling price, partially offset by an increase in unit sales volume of 6.6%. The decrease in our per-unit net selling price was a result of selling a higher proportion of reduced price and children’s titles in 2007 than in 2006, for the three months ended March 31. Royalties and other revenue decreased $87,000 (6.5%) from 2006 to 2007.
B. North American Net Revenues
     Our top three selling titles in North America during the three months ended March 31, 2007 represented $3,620,000 of current period net revenues. These included two titles released in the fourth quarter of 2006, Mortal Kombat: Armageddon and Happy Feet, and Blitz: The League, which was released for the PS2 and Xbox in the fourth quarter of 2005 and Xbox 360 and PSP in the fourth quarter of 2006. Our top three selling titles in North America during the three months ended March 31, 2006 represented $6,227,000 of net revenues and included NBA Ballers: Phenom for Xbox released in the first quarter of 2006 and two titles released in the fourth quarter of 2005, Blitz: The League (PS2 and Xbox) and Ed, Edd n’ Eddy. Substantially all royalties and other revenues are included in North American net revenues.
C. International Net Revenues
     Our top three selling titles internationally during the three months ended March 31, 2007 represented $2,214,000 of current period net revenues. These included the current period release of Blitz: The League, as well as continued sales of Happy Feet and Rampage: Total Destruction, titles we released internationally in the fourth quarter of 2006. Our top three selling Midway titles internationally during the three months ended March 31, 2006 represented $2,725,000 of net revenues and included Gauntlet: Seven Sorrows, Midway Arcade Treasures: Extended Play and L.A. RUSH.
D. Cost of Sales — Product Costs and Distribution
     The decrease in product costs and distribution primarily resulted from a decrease in our per-unit disk costs of 18.2%, partially offset by an increase in unit sales volume of 6.6%. The disk costs include royalties payable to the platform manufacturers. The decrease in per-unit disk costs is due to expenses incurred to reduce certain inventory costs to their estimated net realizable market value during the three months ended March 31, 2006.
E. Cost of Sales — Royalties and Product Development
     The decrease in royalties and product development costs was primarily attributable to decreased amortization and writedowns of capitalized product development costs from 2006 to 2007, for the three months ended March 31. We recorded $57,000 and $886,000 of total writedowns for future releases in 2007 and 2006, for the three months ended March 31. In addition, certain video games released in the three months ended March 31, 2006 had significantly higher amounts of capitalized product development costs upon release compared to those released in the three months ended March 31, 2007.
     Amortization and writedowns of capitalized product development costs were as follows:

	Three Months Ended
	March 31,
Description	2007	2006
Amortization of capitalized product development costs	$1,471,000	$4,913,000
Writedowns related to future releases	57,000	886,000

Total	$1,528,000	$5,799,000

F. Research and Development Expense
     Research and development expense represents product development costs and product development overhead incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three Months Ended
	March 31,
Description	2007	2006
Gross research and development costs	$24,694,000	$24,523,000
Research and development costs capitalized	(17,088,000)	(13,861,000)

Research and development expense	$7,606,000	$10,662,000

     Internal development costs and other external development costs (excluding third party milestones) increased $1,571,000 from $19,940,000 in 2006 to $21,511,000 in 2007, for the three months ended March 31. This increase was offset by a $1,400,000 decrease in third-party milestones from $4,583,000 in 2006 to $3,183,000 in 2007, for the three months ended March 31. These changes were attributable to having less console and PC titles being developed by external third parties in 2007 than in 2006, for the three months ended March 31.
G. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense decreased $870,000, to $2,444,000 in 2007 compared to $3,314,000 in 2006, for the three months ended March 31. The decrease in advertising expense is a result of fewer games released in North America in 2007 compared to 2006, for the three months ended March 31. Advertising expense during the three months ended March 31, 2006 was primarily attributable to support of our late first quarter release of NBA Ballers: Phenom for Xbox, the only North American console title we released during the period.
H. Administrative Expense
     The increase in administrative expense from 2006 to 2007 for the three months ended March 31 was primarily due to an $834,000 increase in Board of Directors fees and bonuses, from $93,000 in 2006 to $927,000 in 2007, for the three months ended March 31. Included in the $927,000 is $700,000 for bonus payments to three directors for director services in recognition of their time and efforts beyond their ordinary director duties on behalf of the Board over the course of the previous several months. The Board may compensate directors in a comparable manner for extraordinary efforts in the future. This increase was partially offset by a $405,000 decrease in legal expense, from $726,000 in 2006 to $321,000 in 2007, for the three months ended March 31.
I. Restructuring and Other Charges (Benefit)
     In December 2005, we announced our plan to close our Adelaide, Australia (Ratbag) development studio and terminate the employment of all related employees in an effort to reduce our cost structure and improve operating efficiency. Restructuring and other charges during the three months ended March 31, 2007 relate to a change in the estimated amount of previously awarded grants that may be required to be refunded by our subsidiary to the Commonwealth of Australia. See Note 6 to the consolidated financial statements.
J. Interest Income
     The decrease in interest income from 2006 to 2007 for the three months ended March 31 was primarily attributable to lower average cash balances, partially offset by higher average interest rates, during the same periods.
K. Interest Expense
     In September 2005, we issued $75,000,000 of 6.0% convertible senior notes due 2025 (the “6.0% Notes”). The 6.0% Notes accrue interest at a stated rate of 6.0% which is payable semi-annually in arrears on March 30 and September 30 of each year beginning March 30, 2006.

     In May 2006, we issued $75,000,000 of 7.125% convertible senior notes due 2026 (the “7.125% Notes”). The 7.125% Notes accrue interest at a stated rate of 7.125% which is payable semi-annually in arrears on May 31 and November 30 of each year beginning November 30, 2006.
     We also have a term loan with a balance of $6,111,000 and $9,444,000 at March 31, 2007 and 2006, respectively. The term loan bears interest at our election of either the bank’s base rate or the LIBOR rate plus 2.75%, plus any monthly adjustment based on our level of liquidity.
     The increase in interest expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributable to additional interest incurred related to the 7.125% Notes.
     In June 2006, we recorded a $9,119,000 discount on the 7.125% Notes as a result of the adjustment to the conversion price to $8.80 per share of common stock. This discount is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (June 26, 2006) to May 31, 2010, the date at which the holders may first require us to redeem the notes. This discount amortization is recognized as interest expense in our consolidated statement of operations. We expect to recognize approximately $2.0 million of total interest expense in 2007 related to this discount amortization, of which $487,000 was recognized in the three months ended March 31, 2007.
     On April 30, 2007, the conversion price of our 6.0% Notes was adjusted from $17.75 to $10.00 per share of common stock. This conversion price adjustment resulted in the recognition of a $46,050,000 discount on the 6.0% Notes. This discount will be amortized from April 30, 2007 to April 30, 2009, the date at which the holders may first require us to redeem the 6.0% Notes. We expect to recognize interest expense of $10.0 million in 2007 related to the amortization of this discount.
     Future conversion rate adjustments of the 6.0% Notes or 7.125% Notes may result in the recognition of additional discounts and interest expense in our consolidated financial statements.
L. Other Income, net
     Other income, net during the three months ended March 31, 2007 and 2006 reflects $294,000 and $190,000 of foreign currency transaction gains, respectively.
M. Provision for Income Taxes
     The increase in provision for income taxes is due to an increase in current tax expense in foreign jurisdictions. We also recorded $328,000 of deferred tax expense in 2007 and 2006, for the three months ended March 31. This deferred income tax expense relates to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three months ended March 31, 2007 and 2006.
Liquidity and Capital Resources
     Our principal source of operating cash is from the distribution and sale of our video games. In each of 2006 and 2005, we completed a $75,000,000 convertible senior note issuance to strengthen our cash position. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of March 31, 2007, our primary source of liquidity was $71,967,000 of cash and cash equivalents, compared with $73,422,000 at December 31, 2006. Our working capital at March 31, 2007 totaled $115,249,000, compared with $129,750,000 at December 31, 2006. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.

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
     During the three months ended March 31, 2007, gross receivables, excluding the impact of receivables provisions, decreased by $40,134,000 due to cash collections and credits granted to customers exceeding sales for the period. Accounts payable and accruals decreased from the beginning of the period by a net $10,343,000 due to the timing of costs incurred and payments made in relation to our video games released in the fourth quarter of 2006 and first quarter of 2007. The video game costs accrued include inventory and distribution costs, as well as platform royalties owed. We also invested $1,893,000 in property and equipment during the three months ended March 31, 2007, relating primarily to computer equipment and software used to develop new video games.
     We believe that our cash and cash equivalents at March 31, 2007 of $71,967,000, along with additional availability under a bank financing discussed below, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and other anticipated needs for at least twelve months; however, we continue to assess financing opportunities and may raise additional debt or equity financing should market conditions appear favorable. Any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan and the new console platform cycle.
     We have a loan and security agreement with Wells Fargo Foothill, Inc. for a credit facility of up to $30,000,000 under which we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000 (the “Credit Facility”). The outstanding balance of the term loan was $6,111,000 at March 31, 2007. Availability under the revolving line of credit is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Credit Facility. At March 31, 2007, we had $0 availability for borrowings under the line of credit. The term loan can be prepaid at any time without premium or penalty. If the Credit Facility is terminated before the maturity date of March 3, 2009, the lender is entitled to receive penalty payments not to exceed $300,000.
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
     The following table summarizes our contractual obligations as of March 31, 2007 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$6,111	$3,333	$2,778	$—	$—
Interest on long-term debt obligations(2)	441	355	86	—	—
Convertible senior notes(3)	150,000	—	75,000	75,000	—
Interest on convertible senior notes(4)	26,297	9,844	15,562	891	—
Operating lease obligations(5)	16,362	4,205	5,013	4,195	2,949
Purchase obligations(6)	52,577	24,195	21,642	6,660	80
Other liabilities(7)	1,156	1,156	—	—	—

Total	$252,944	$43,088	$120,081	$86,746	$3,029

(1)	These obligations are reflected on our consolidated balance sheet at March 31, 2007 in current portion of long-term debt and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank’s base rate on March 31, 2007 (8.25%). These obligations are not reflected on our consolidated balance sheet at March 31, 2007.

(3)	Assumes our two convertible senior note instruments are carried through the dates the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at March 31, 2007, net of unamortized discount.

(4)	Assumes our convertible senior note instruments are carried through the date the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The instruments bear interest at the fixed rate of 6.00% and 7.125% per annum, respectively. These obligations are not reflected on our consolidated balance sheet at March 31, 2007.

(5)	These obligations are not reflected on our consolidated balance sheet at March 31, 2007.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at March 31, 2007.

(7)	This item represents the remaining obligation under our capital lease and is reflected on our consolidated balance sheet at March 31, 2007 in current liabilities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under our Credit Facility, we have a $15,000,000 term loan and a revolving line of credit of up to $15,000,000. At March 31, 2007, the balance of the term loan was $6,111,000, and there were no amounts drawn on the revolving line of credit. We had two letters of credit outstanding at March 31, 2007 totaling $1,250,000. The term loan bears interest at our election of either the bank’s base rate (8.25% at March 31, 2007) or the LIBOR rate (5.35% at March 31, 2007) plus 2.75%, but in no event less than 4.0%. These rates may be adjusted monthly based on our level of liquidity, but will in no event be greater than the bank’s base rate plus 6.0% or the LIBOR rate plus 5.75%, as applicable. Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $40,000 based upon our expected future monthly loan balances per our existing repayment schedule.
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
     Except as described above, there have been no other material changes to our market risk exposure since December 31, 2006.
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
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors.
     There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the first quarter of 2007, Sumner M. Redstone, our largest stockholder, reported that his affiliate, Sumco, Inc. (“Sumco”), purchased from Mr. Redstone shares of our common stock and that his and his affiliates’ aggregate holdings approximated 88% of our outstanding voting securities as of March 31, 2007. According to filings made by Mr. Redstone with the SEC, Mr. Redstone disclosed that he had sold 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Therefore, Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of this transaction. Subsequent to March 31, 2007, Mr. Redstone has not reported any additional purchases of shares of our common stock either directly or indirectly through his affiliates.
     The following table sets forth the information regarding purchases reported by Mr. Redstone, through Sumco, during the period beginning on January 1, 2007 and ending March 31, 2007:
ISSUER (AFFILIATE) PURCHASES OF EQUITY SECURITIES

(d) Maximum Number (or
Approximate Dollar
			(c) Total Number of Shares	Value) of Shares that May
	(a) Total		Purchased as Part of	Yet
	Number	(b) Average	Publicly Announced Plans	Be Purchased Under the
	of Shares	Price Paid	or	Plans
Period	Purchased	per Share	Programs	or Programs
01/1/07-01/31/07	—	—	N/A	N/A
02/01/07-02/28/07	12,433,557	$6.87	N/A	N/A
03/01/07-03/31/07	—	—	N/A	N/A

Total	12,433,557	$6.87	N/A	N/A

Item 6. Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated March 21, 2007.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

By:	/s/ Thomas E. Powell
Thomas E. Powell
Executive Vice President—Finance, Treasurer and
Chief Financial Officer
A duly authorized officer
(Principal Financial Officer)
Dated: May 3, 2007

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated March 21, 2007.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.