Form 10-Q
period 2007-06-30
MIDWAY GAMES INC
filed 2007-08-02
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,389,568 shares of common stock, $0.01 par value, were outstanding at July 31, 2007, excluding 1,115,430 shares held as treasury shares.

MIDWAY GAMES INC.

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,301	$73,422
Receivables, less allowances of $14,459 at June 30, 2007 and $19,408 at December 31, 2006	19,384	51,366
Inventories	3,007	2,891
Capitalized product development costs	72,774	35,213
Prepaid expenses and other current assets	10,964	12,792

Total current assets	163,430	175,684
Capitalized product development costs	758	6,400
Property and equipment, net	20,789	20,407
Goodwill	41,311	41,273
Other assets	9,578	10,297

Total assets	$235,866	$254,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,240	$7,864
Accrued compensation and related benefits	5,790	4,541
Accrued royalties	5,164	8,097
Accrued selling and marketing	3,037	4,935
Deferred revenue	3,845	2,000
Current portion of long-term debt and revolving line of credit	1,983	3,333
Other accrued liabilities	13,915	15,164

Total current liabilities	41,974	45,934
Convertible senior notes, less unamortized discount of $51,036 at June 30, 2007 and $7,990 at December 31, 2006	98,964	142,010
Long-term debt	18,167	3,611
Deferred income taxes	10,059	9,402
Other noncurrent liabilities	830	397
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,504,998 and 92,487,105 shares issued at June 30, 2007 and December 31, 2006, respectively	925	925
Additional paid-in capital	491,828	444,115
Accumulated deficit	(415,001)	(380,882)
Accumulated translation adjustment	(2,100)	(1,671)
Treasury stock, at cost, 1,115,430 shares	(9,780)	(9,780)

Total stockholders’ equity	65,872	52,707

Total liabilities and stockholders’ equity	$235,866	$254,061

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$31,801	$25,922	$42,871	$41,318
Cost of sales:
Product costs and distribution	11,075	10,289	17,669	17,859
Royalties and product development	9,748	17,009	12,446	24,124

Total cost of sales	20,823	27,298	30,115	41,983

Gross profit (loss)	10,978	(1,376)	12,756	(665)
Research and development expense	6,399	10,715	14,005	21,377
Selling and marketing expense	8,806	12,937	15,001	19,390
Administrative expense	5,189	5,446	10,936	10,792
Restructuring and other charges (benefits)	—	(161)	(783)	(161)

Operating loss	(9,416)	(30,313)	(26,403)	(52,063)
Interest income	633	1,143	1,577	2,138
Interest expense	(5,602)	(2,192)	(9,170)	(3,883)
Other income, net	481	782	841	976

Loss before income taxes	(13,904)	(30,580)	(33,155)	(52,832)
Provision for income taxes	401	427	964	774

Net loss	$(14,305)	$(31,007)	$(34,119)	$(53,606)

Basic and diluted loss per share of common stock	$(0.16)	$(0.34)	$(0.37)	$(0.59)

Basic and diluted weighted average number of shares outstanding	91,103	90,651	91,051	90,531

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(34,119)	$(53,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of capitalized product development costs, including writedowns	7,123	21,244
Depreciation and amortization	3,762	3,683
Receivables provision	11,960	12,199
Deferred income taxes	657	656
Stock-based compensation expense	1,609	3,643
Amortization of debt issuance costs	696	506
Amortization of convertible senior notes discount	3,005	24
Loss on disposal of property and equipment	28	16
Changes in operating assets and liabilities:
Receivables	20,229	8,930
Inventories	(89)	2,922
Capitalized product development costs	(39,042)	(33,969)
Prepaid expenses and other current assets	1,861	(2,147)
Accounts payable, accruals and deferred revenue	(2,418)	(4,665)
Other assets and liabilities	(5)	(1,533)

Net cash provided by (used in) operating activities	(24,743)	(42,097)
Investing activities:
Purchases of property and equipment	(4,790)	(5,141)
Financing activities:
Proceeds from issuance of convertible senior notes	—	75,000
Proceeds from issuance of long-term debt	14,722	—
Payment of convertible senior notes issuance costs	—	(2,283)
Payment of long-term debt	(1,667)	(1,667)
Payment of software license financing arrangement	—	(374)
Cash received from exercise of common stock options	54	6,183

Net cash provided by financing activities	13,109	76,859
Effect of exchange rate changes on cash	303	466

Increase (decrease) in cash and cash equivalents	(16,121)	30,087
Cash and cash equivalents at beginning of period	73,422	98,376

Cash and cash equivalents at end of period	$57,301	$128,463

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2. Comprehensive Loss
     Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $14,490,000 and $34,548,000 for the three and six months ended June 30, 2007 and $31,498,000 and $54,183,000 for the three and six months ended June 30, 2006, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.
3. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding (in thousands):

	June 30,
	2007	2006
Stock options	3,724	4,673
Contingent shares	923	1,276
Convertible senior notes	16,023	12,747

Total common stock equivalents	20,670	18,696

     The calculation of loss per share of common stock for the three and six months ended June 30, 2007 and 2006 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the weighted average number of shares outstanding for the three and six months ended June 30, 2007 and 2006 were used in their respective calculations of basic and diluted loss per share of common stock.
4. Inventories
     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.
5. Capitalized Product Development Costs and Research and Development Costs
     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning balance	$57,173	$35,657	$41,613	$27,595
Additions	21,954	20,108	39,042	33,969
Amortization	(5,503)	(14,635)	(6,974)	(19,548)
Writedowns	(92)	(810)	(149)	(1,696)

Ending balance	$73,532	$40,320	$73,532	$40,320

     Research and development costs were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross research and development costs	$28,353	$30,823	$53,047	$55,346
Research and development costs capitalized	(21,954)	(20,108)	(39,042)	(33,969)

Research and development expense	$6,399	$10,715	$14,005	$21,377

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
     A reconciliation of the December 31, 2006 and June 30, 2007 liability balances arising from the restructuring activity discussed above is as follows (in thousands):

Lease and
Long-Term
Commitments
and Other
Costs
Balances at December 31, 2006	$911
Provision (benefits)	(783)
Other	(128)

Balances at June 30, 2007	$0

     This liability was included with other accrued liabilities (current) on the December 31, 2006 consolidated balance sheet. The benefit recorded in the six months ended June 30, 2007 relates to a change in the estimated amount of previously awarded grants that may be required to be refunded by our subsidiary to the Commonwealth of Australia. This benefit is included in restructuring and other charges in our consolidated statement of operations.
7. New Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 applies to all tax positions related to income taxes that are subject to SFAS No. 109, Accounting for Income Taxes. On January 1, 2007, we adopted the provisions of FIN 48 on a prospective basis.
     As of December 31, 2006, prior to the adoption of FIN 48, we did not have any liabilities recorded related to unrecognized income tax benefits. On January 1, 2007, upon adoption of FIN 48, and for the six months ended June 30, 2007, we did not identify nor record any additional liabilities related to unrecognized income tax benefits. Therefore the adoption of FIN 48 did not impact our financial statements for the six months ended June 30, 2007.
     To the extent we incur income tax related interest and penalties in future periods, we will record such amounts as a component of provision for income taxes. Income tax returns for the fiscal tax year ended June 30, 2000 to the present are subject to examination by tax jurisdictions.

8. Convertible Senior Notes – Conversion Rate Adjustment
     In September 2005, we issued $75,000,000 of convertible senior notes due September 30, 2025 (“6.0% Notes”). The 6.0% Notes are senior unsecured obligations and are subordinate to all secured debt obligations. The 6.0% Notes bear interest at 6.0% per annum that is payable semi-annually on March 30 and September 30 of each year, beginning March 30, 2006. The holders of the 6.0% Notes may convert the notes into shares of our common stock at any time prior to the maturity date or redemption of the 6.0% Notes at an initial conversion rate of 56.3253 shares per $1,000 principal amount of notes, which represented an initial conversion price of approximately $17.75 per share. The conversion rate is adjusted upon the occurrence of certain events, including if the arithmetic average of the daily volume weighted average price of our common stock for the period that was 20 consecutive trading days prior to April 30, 2007 was less than $16.14, as adjusted for capital changes (“$10.00 Reset Feature”). In this event, the conversion rate was subject to increase at varying amounts. However, after this adjustment, the conversion rate cannot exceed 100 shares per $1,000 principal amount of the 6.0% Notes.
     Effective April 30, 2007, the conversion rate was adjusted in accordance with the $10.00 Reset Feature so that the conversion price was adjusted to $10.00 per share of common stock. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% Notes that is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (April 30, 2007) to April 30, 2009, the date at which the holders may first require us to redeem the 6.0% Notes. Amortization related to this discount totaled $2,145,000 during the three and six months ended June 30, 2007, and is included in interest expense in the consolidated statement of operations. As a result of the debt discount and debt issuance costs, the effective interest rate on the 6.0% Notes will approximate 61% from April 30, 2007, the date of the conversion price adjustment to $10.00 per share of common stock, to April 30, 2009. Any future conversion rate adjustments may result in the recognition of an additional discount and interest expense, and result in a further increase to the effective interest rate.
9. Credit Facility
     In June 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) with Wells Fargo Foothill, Inc. (“WFF”) which replaced our existing loan and security agreement with WFF. The Amended LSA provides for a credit facility initially of up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan under the Amended LSA increased from a remaining principal balance of $5,278,000 to $20,000,000, and as a result we received $14,722,000 of cash proceeds in June 2007.
     The term loan has a five year term and is to be repaid in equal monthly installments of $166,668 beginning August 1, 2007 and ending on June 1, 2012 with a final payment of $10,167,000 due on June 29, 2012. The term loan bears interest at our election of either the bank’s base rate (8.25% at June 30, 2007) plus 1.5% or a one to three month LIBOR rate plus 2.75%, but in no event less than 4.0%. At June 30, 2007, the interest rate on the term loan was 9.75% and the remaining outstanding balance was $20,000,000. In July 2007 we elected an interest rate based on LIBOR, as a result the interest rate per annum was adjusted to 8.07% on August 1, 2007, which represents the one month LIBOR rate plus 2.75%.
     The initial maximum availability under our revolving line of credit is $10,000,000. Maximum availability under the revolving line of credit in future periods is equal to $30,000,000 less the outstanding principal balance of the term loan. Further, the revolving line of credit may be increased up to an additional $10,000,000 upon our written request to WFF and WFF’s acceptance of such request. However, the maximum availability under the revolving line of credit at any time is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Amended LSA. The revolving line of credit has a five year term and bears interest at our election of either the bank’s base rate (8.25% at June 30, 2007) plus 1.5% or a one to three month LIBOR rate plus 2.75%, but in no event less than 4.0%. During June 2007, $150,000 of bank fees were charged to our revolving line of credit as a result of the Amended LSA. At June 30, 2007, we had $8,600,000 availability for borrowings under the revolving line of credit. A fee of 0.5% per annum multiplied by the daily balance of the availability under the revolving line of credit is due and payable on a monthly basis.
     In addition, the credit facility allows for the issuance of up to $7,500,000 in aggregate letters of credit. Any letters of credit outstanding reduce availability under the revolving line of credit. We had two letters of credit totaling $1,250,000 outstanding at June 30, 2007. A fee of 4.5% per annum multiplied by the daily balance of the undrawn portion of the available letters of credit is due and payable on a monthly basis.
     Debt issuance costs incurred in June 2007 for the Amended LSA totaling $150,000 were capitalized and are being amortized by applying the effective interest method over the five year term of the credit facility.

     Substantially all of our assets are pledged as collateral under the credit facility. The credit facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit. The credit facility also restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the credit facility restricts our ability to repurchase or redeem any shares of our capital stock. An uncured default in payment or an unrescinded acceleration of the amounts borrowed under the credit facility may result in the 6.0% Notes and the 7.125% convertible senior notes due 2026 (“7.125% Notes”) being declared immediately due and payable in full. The term loan can be prepaid at any time without premium or penalty. If the credit facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties equal to 2.0% of the amount of the revolving line of credit if the Amended LSA is terminated prior to June 29, 2008 and 1.0% of the amount of the revolving line of credit if the Amended LSA is terminated on or after June 29, 2008.
10. Legal Proceedings
     We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings at June 30, 2007.
     Beginning on June 1, 2007 two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. The complaints allege that, between April 2005 and the present, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway.
     Beginning on July 6, 2007 a number of putative securities class actions were filed against Midway, Steven M. Allison, James R. Boyle, Miguel Iribarren, Thomas E. Powell and David F. Zucker in the United States District Court, Northern District of Illinois. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 4, 2005 and May 24, 2006 (the “Class Period”). Plaintiffs allege that defendants made a series of misrepresentations and omissions about Midway’s financial well-being and prospects concerning its financial performance, including decisions regarding reductions in work force, our need to seek additional capital, and decisions by Sumner Redstone and his related parties with respect to their ownership or trading of our common stock, that had the effect of artificially inflating the market price of the Company’s securities during the Class Period. Plaintiffs also claim that defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs seek to recover damages on behalf of all purchasers of our common stock during the Class Period.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “plan,” “strategy,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the performance of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the new console platform cycle and other technological changes, dependence on major platform manufacturers, volatility of the market price of our common stock, decisions by Sumner Redstone or his affiliates with respect to his ownership or trading of our common stock, and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by law.
Overview
     We develop and publish interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and PCs to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms and handheld devices, including Sony’s PlayStation 2 (“PS2”) and PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; Nintendo’s GameCube (“NGC”), Wii, Game Boy Advance (“GBA”), and the Nintendo DS (“DS”); and also for PCs. Most of our video games have suggested retail prices on the initial release date in North America ranging from $19.99 to $59.99 for home console games, $19.99 to $39.99 for handheld games and $19.99 to $49.99 for PC games. Most of our video games have suggested retail prices on the initial release date in international markets ranging from $40.00 to $100.00 for home console games, $40.00 to $60.00 for handheld games and $40.00 to $80.00 for PC games. We are currently developing games for all of the new generation of home console platforms, including Sony’s PlayStation 3 (“PS3”), Microsoft’s Xbox 360 and Nintendo’s Wii. We released our first video games for the new generation of home console platforms in the fourth quarter of 2006, including Blitz: The League for the Xbox 360 and a number of children’s titles for the Wii. We have not yet released any video games for the PS3 and expect to release three video games for the PS3 later in 2007. We expect retail price ranges for our frontline new generation video games on the initial release date to increase from those for our older generation platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.
New Console Platform Cycle and Increasing Costs to Develop Video Games
     New Console Platform Cycle — The videogame industry is at the beginning of a new console platform cycle. The older generation of game platforms includes the following consoles: the PS2, released in 2000, and the NGC and the Xbox, each released in 2001. The new generation of game platforms includes the following consoles: Microsoft’s Xbox 360, released in 2005 in the U.S. and Europe, Nintendo’s Wii, released in November (U.S.) and December (Europe and Japan) of 2006 and Sony’s PS3 released in November 2006 (U.S. and Japan) and March 2007 (Europe). We are currently developing video games for all of these new platforms. Software sales at the beginning of a new console platform cycle may be negatively impacted since the installed base of new generation consoles is relatively lower at the beginning of the new console cycle as many consumers have not yet acquired new consoles. As a result, the market for new generation software is relatively smaller at the beginning of the new console cycle. This could negatively impact our net revenues during 2007. However, for the second quarter of 2007, total industry-wide North American dollar sales for software on all consoles, both older- and new-generation combined, have increased over the second quarter of 2006 as more new generation consoles reach the marketplace and spending on new generation products increases.
     Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. Our strategy includes maintaining an efficient cost structure for development of video games for the new generation of consoles by sharing and reusing as opposed to recreating both technologies and developed assets across our internal studios. However, we expect that video games for the new generation of consoles will be more costly and take longer to develop. Specifically, we expect the development cycle for video games for the new generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the older generation of consoles of 12 to 36 months. We expect our costs related to developing titles on the new generation of consoles will generally range between $8 million to $29 million per title, which represents a substantial increase over costs incurred to develop older generation titles, which have ranged from $4 million to $16 million. These increased costs could negatively impact our results of operations in future periods.
Handheld Market
     In November 2004, Nintendo launched a dual-screened, portable game system, the DS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. We released our first games for the PSP and DS in the fourth quarter of 2005 and fourth quarter of 2006, respectively. We expect to continue to devote resources toward the handheld market as it has become a larger part of the video game industry in recent years.
PC Market
     We generated increased revenues from games played on the PC in recent years and anticipate revenues from PC titles to increase in the future. We released The Lord of the Rings Online: Shadows of Angmar in North America in April 2007. We also expect to release Unreal Tournament 3 in 2007, along with additional scheduled releases of PC titles in 2007 and beyond.
Children’s Market
     During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. We released the first title under these agreements, Ed, Edd n’ Eddy, in the fourth quarter of 2005. In 2006, we released three more titles under these agreements: The Ant Bully, The Grim Adventures of Billy & Mandy and Happy Feet. In 2007 we expect to release one additional children’s title under these agreements.
Product Development Resources
     During recent years, we have focused on building our product development pipeline and believe that we have achieved the necessary size and scale to succeed in the new console platform cycle. During 2007 and in the next several years, we expect to maintain approximately the same level of investment in product development as in 2006.
Majority Stockholder
     Sumner M. Redstone, our largest stockholder, reported in filings made with the SEC that his aggregate beneficial holdings approximated 88% of our outstanding voting securities as of June 30, 2007. As the majority voting stockholder of Midway, Mr. Redstone and his related parties can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone and his related parties were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” transaction. Mr. Redstone has also stated that Midway could be considered as a potential Viacom Inc. acquisition candidate. Mr. Redstone is the Chairman of the board and Chief Executive Officer of National Amusements, Inc (“NAI”). NAI is the parent company of Viacom. Midway formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, composed of three directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, Inc. (“Sumco”), a corporation of which Mr. Redstone indirectly owns a controlling interest. In February 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of these transactions.

Results of Operations
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
     The following table provides our periodic operating results in dollars and as expressed as a percentage of total net revenues (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
Net revenues	$31,801	100.0%	$25,922	100.0%
Cost of sales:
Product costs and distribution	11,075	34.8%	10,289	39.7%
Royalties and product development	9,748	30.7%	17,009	65.6%

Total cost of sales	20,823	65.5%	27,298	105.3%

Gross profit (loss)	10,978	34.5%	(1,376)	(5.3)%
Research and development expense	6,399	20.1%	10,715	41.3%
Selling and marketing expense	8,806	27.7%	12,937	49.9%
Administrative expense	5,189	16.3%	5,446	21.0%
Restructuring and other charges (benefits)	—	0.0%	(161)	(0.6)%

Operating loss	(9,416)	(29.6)%	(30,313)	(116.9)%
Interest income	633	2.0%	1,143	4.4%
Interest expense	(5,602)	(17.6)%	(2,192)	(8.5)%
Other income, net	481	1.5%	782	3.0%

Loss before income taxes	(13,904)	(43.7)%	(30,580)	(118.0)%
Provision for income taxes	401	1.3%	427	1.6%

Net loss	$(14,305)	(45.0)%	$(31,007)	(119.6)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Three Months Ended
	See	June 30,		Increase /	Percent
	Explanation	2007	2006	(Decrease)	Change
Net revenues	A	$31,801	$25,922	$5,879	22.7%
North American net revenues	B	23,025	19,836	3,189	16.1%
International net revenues	C	8,776	6,086	2,690	44.2%
Cost of sales:
Product costs and distribution	D	11,075	10,289	786	7.6%
Royalties and product development	E	9,748	17,009	(7,261)	(42.7)%
Research and development expense	F	6,399	10,715	(4,316)	(40.3)%
Selling and marketing expense	G	8,806	12,937	(4,131)	(31.9)%
Administrative expense	H	5,189	5,446	(257)	(4.7)%
Restructuring and other charges (benefits)	I	—	(161)	161	100.0%
Interest income	J	633	1,143	(510)	(44.6)%
Interest expense	K	(5,602)	(2,192)	3,410	155.6%
Other income, net	L	481	782	(301)	(38.5)%
Provision for income taxes	M	401	427	(26)	(6.1)%

A. Net Revenues
     The following table provides our total net revenues by platform (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
Microsoft Xbox 360	$7,094	22.3%	$—	—
Nintendo Wii	6,323	19.9%	—	—
Sony PlayStation 2 (“PS2”)	3,065	9.6%	13,835	53.4%
Microsoft Xbox	306	1.0%	1,327	5.1%
Nintendo GameCube (“NGC”)	231	0.7%	1,864	7.2%
Sony PlayStation Portable (“PSP”)	1,343	4.2%	2,144	8.3%
Nintendo DS	2,195	6.9%	—	—
Nintendo Game Boy Advance (“GBA”)	468	1.5%	41	0.2%
Personal Computer (“PC”)	10,026	31.5%	4,978	19.2%
Royalties and other	750	2.4%	1,733	6.6%

Total net revenues	$31,801	100.0%	$25,922	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Three Months Ended June 30, 2007
Hot Brain	PSP	North America
Hour of Victory	Xbox 360	North America
The Lord of the Rings Online: Shadows of Angmar	PC	North America
Mortal Kombat: Armageddon	Wii	North America
Touchmaster	NDS	North America
Hot Brain	PSP	International
Hour of Victory	Xbox 360	International
Mortal Kombat: Armageddon	Wii	International
Touchmaster	NDS	International

Three Months Ended June 30, 2006
MLB Slugfest 2006	PS2, Xbox	North America
NBA Ballers: Phenom	PS2	North America
NBA Ballers: Rebound	PSP	North America
Rampage: Total Destruction	PS2, NGC	North America
Rise & Fall: Civilizations At War	PC	North America
Rampage: Total Destruction	PS2	International
Rise & Fall: Civilizations At War	PC	International
     The increase in net revenues was attributable to a 57.6% increase in our per-unit net selling price, partially offset by a decrease in unit sales volume of 19.0%. The increase in our per-unit net selling price was due to the release of The Lord of the Rings Online: Shadows of Angmar, Mortal Kombat: Armageddon (Wii) and Hour of Victory. These titles had higher average initial selling prices than our title releases for the three months ended June 30, 2006.
B. North American Net Revenues
     Our top three selling titles in North America during the three months ended June 30, 2007 represented $18,394,000 of current period net revenues. These included the current period releases of The Lord of the Rings Online: Shadows of Angmar and Hour of Victory, and Mortal Kombat: Armageddon, which was released for the PS2 and Xbox in the fourth quarter of 2006, and Wii in the second quarter of 2007. Our top three selling titles in North America during the three months ended June 30, 2006 represented $13,287,000 of net revenues and included NBA Ballers: Phenom, Rampage: Total Destruction and MLB Slugfest 2006. Substantially all royalties and other revenues are included in North American net revenues.

C. International Net Revenues
     Our top three selling titles internationally during the three months ended June 30, 2007 represented $6,629,000 of current period net revenues. These included the current period releases of Hour of Victory and Touchmaster, and Mortal Kombat: Armageddon, which was released for the PS2 in the fourth quarter of 2006, and Wii in the second quarter of 2007. Our top three selling titles internationally during the three months ended June 30, 2006 represented $4,996,000 of net revenues and included Rise & Fall: Civilizations at War and Rampage: Total Destruction, as well as continued sales of Midway Arcade Treasures: Extended Play, a title we released internationally in the first quarter of 2006.
D. Cost of Sales — Product Costs and Distribution
     The increase in product costs and distribution primarily resulted from an increase in our per-unit disk costs of 32.7%, partially offset by a decrease in unit sales volume of 19.0%. The disk costs include royalties payable to the platform manufacturers. We sold console games with a higher average retail price upon first release in 2007 compared to 2006, for the three months ended June 30, for which we are charged a higher royalty by platform manufacturers.
E. Cost of Sales — Royalties and Product Development
     The decrease in royalties and product development costs was primarily attributable to decreased amortization and writedowns of capitalized product development costs from 2006 to 2007, for the three months ended June 30. We recorded $92,000 and $810,000 of total writedowns for future releases in 2007 and 2006, for the three months ended June 30. In addition, certain video games released in the three months ended June 30, 2006 had significantly higher amounts of capitalized product development costs upon release compared to those released in the three months ended June 30, 2007.
     Amortization and writedowns of capitalized product development costs were as follows:

	Three Months Ended
	June 30,
Description	2007	2006
Amortization of capitalized product development costs	$5,503,000	$14,635,000
Writedowns related to future releases	92,000	810,000

Total	$5,595,000	$15,445,000

     Also, royalties and other expenses increased $2,589,000, from $1,564,000 in 2006 to $4,153,000 in 2007, for the three months ended June 30. This was primarily attributable to the licensing fee related to the release of The Lord of the Rings Online: Shadows of Angmar during the three months ended June 30, 2007.
F. Research and Development Expense
     Research and development expense represents product development costs and product development overhead incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three Months Ended
	June 30,
Description	2007	2006
Gross research and development costs	$28,353,000	$30,823,000
Research and development costs capitalized	(21,954,000)	(20,108,000)

Research and development expense	$6,399,000	$10,715,000

     Internal development costs and other external development costs (excluding third-party development milestones) increased $1,015,000 from $23,622,000 in 2006 to $24,637,000 in 2007, for the three months ended June 30. This increase was offset by a $3,485,000 decrease in third-party development milestones from $7,201,000 in 2006 to $3,716,000 in 2007, for the three months ended June 30. These changes were attributable to having less console and PC titles being developed by external third parties in 2007 than in 2006, for the three months ended June 30.

G. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense decreased $4,348,000, from $9,060,000 in 2006 to $4,712,000 in 2007, for the three months ended June 30. The decrease in advertising expense is a result of a $2,979,000 decrease in television advertising and a $2,121,000 decrease in trade show expenditures in 2007 which is partially offset by a $752,000 increase in other advertising expenditures compared to 2006, for the three months ended June 30. Trade show expenses decreased due to the timing of the E3 Trade Show in 2007 (held in July 2007) compared to 2006 (held in May 2006).
H. Administrative Expense
     The decrease in administrative expense was primarily due to a $328,000 decrease in stock compensation expense from $684,000 in 2006 to $356,000 in 2007, for the three months ended June 30. This was primarily attributable to all of the Chief Executive Officer’s stock options becoming fully vested during May 2007.
I. Restructuring and Other Charges (Benefits)
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
J. Interest Income
     The decrease in interest income from 2006 to 2007 for the three months ended June 30 was primarily attributable to lower average cash balances, partially offset by higher average interest rates, during the same periods.
K. Interest Expense
     The increase in interest expense was attributable to the amortization of discounts associated with beneficial conversion features ($2,494,000 of the increase) and coupon interest on the 7.125% Notes ($876,000 of the increase). The 7.125% Notes were outstanding for the entire three months ended June 30, 2007, but only a portion of the three months ended June 30, 2006.
     In September 2005, we issued $75,000,000 of 6.0% convertible senior notes due 2025. The 6.0% Notes accrue interest at a stated rate of 6.0% which is payable semi-annually in arrears on March 30 and September 30 of each year beginning March 30, 2006.
     In May 2006, we issued $75,000,000 of 7.125% convertible senior notes due 2026. The 7.125% Notes accrue interest at a stated rate of 7.125% which is payable semi-annually in arrears on May 31 and November 30 of each year beginning November 30, 2006.
     In June 2006, we recorded a $9,119,000 discount on the 7.125% Notes as a result of the adjustment to the conversion price to $8.80 per share of common stock. This discount is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (June 26, 2006) to May 31, 2010, the date at which the holders may first require us to redeem the notes. This discount amortization is recognized as interest expense in our consolidated statement of operations. We expect to recognize approximately $2.0 million of total interest expense in 2007 related to this discount amortization, of which $373,000 and $24,000 was recognized in the three months ended June 30, 2007 and 2006, respectively.
     In April 2007, we recorded a $46,050,000 discount on the 6.0% Notes as a result of the adjustment to the conversion price to $10.00 per share of common stock. See Note 8 to the consolidated financial statements. This discount is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (April 30, 2007) to April 30, 2009, the date at which the holders may first require us to redeem the notes. This discount amortization is recognized as interest expense in our consolidated statement of operations. We expect to recognize approximately $10.0 million of total interest expense in 2007 related to this discount amortization, of which $2,145,000 was recognized in the three months ended June 30, 2007.
     Future conversion rate adjustments of the 6.0% Notes or 7.125% Notes may result in the recognition of additional discounts and interest expense in our consolidated financial statements.

     Also, recognition of interest expense related to the coupon rate on the 7.125% Notes was $1,336,000 and $460,000 in 2007 and 2006, for the three months ended June 30.
     We also have a term loan with a balance of $20,000,000 and $8,611,000 at June 30, 2007 and 2006, respectively. On June 29, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) which amended and restated our existing credit facility. See Note 9 to our consolidated financial statements for details on our Amended LSA. In June 2007, the Amended LSA provided us with $14,722,000 of cash proceeds as our term loan was increased from a remaining principal balance of $5,278,000 to $20,000,000. Further, $150,000 of bank fees were added to our revolving line of credit under the Amended LSA and such amount was outstanding at June 30, 2007.
L. Other Income, Net
     Other income, net during the three months ended June 30, 2007 and 2006 includes $422,000 and $777,000 of foreign currency transaction gains, respectively.
M. Provision for Income Taxes
     The decrease in provision for income taxes is due to a decrease in current tax expense in foreign jurisdictions. We also recorded $329,000 and $328,000 of deferred tax expense in 2007 and 2006, respectively, for the three months ended June 30. This deferred income tax expense relates to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three months ended June 30, 2007 and 2006.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
     The following table provides our periodic operating results in dollars and as expressed as a percentage of total net revenues (dollars in thousands):

	Six Months Ended June 30,
	2007		2006
Net revenues	$42,871	100.0%	$41,318	100.0%
Cost of sales:
Product costs and distribution	17,669	41.2%	17,859	43.2%
Royalties and product development	12,446	29.0%	24,124	58.4%

Total cost of sales	30,115	70.2%	41,983	101.6%

Gross profit (loss)	12,756	29.8%	(665)	(1.6)%
Research and development expense	14,005	32.7%	21,377	51.8%
Selling and marketing expense	15,001	35.0%	19,390	46.9%
Administrative expense	10,936	25.5%	10,792	26.1%
Restructuring and other charges (benefits)	(783)	(1.8)%	(161)	(0.4)%

Operating loss	(26,403)	(61.6)%	(52,063)	(126.0)%
Interest income	1,577	3.7%	2,138	5.2%
Interest expense	(9,170)	(21.4)%	(3,883)	(9.4)%
Other income, net	841	2.0%	976	2.4%

Loss before income taxes	(33,155)	(77.3)%	(52,832)	(127.8)%
Provision for income taxes	964	2.2%	774	1.9%

Net loss	$(34,119)	(79.5)%	$(53,606)	(129.7)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Six Months Ended
	See	June 30,		Increase /	Percent
	explanation	2007	2006	(Decrease)	Change
Net revenues	A	$42,871	$41,318	$1,553	3.8%
North American net revenues	B	29,978	31,302	(1,324)	(4.2)%
International net revenues	C	12,893	10,016	2,877	28.7%
Cost of sales:
Product costs and distribution	D	17,669	17,859	(190)	(1.1)%
Royalties and product development	E	12,446	24,124	(11,678)	(48.4)%
Research and development expense	F	14,005	21,377	(7,372)	(34.5)%
Selling and marketing expense	G	15,001	19,390	(4,389)	(22.6)%
Administrative expense	H	10,936	10,792	144	1.3%
Restructuring and other charges (benefits)	I	(783)	(161)	(622)	386.3%
Interest income	J	1,577	2,138	(561)	(26.2)%
Interest expense	K	(9,170)	(3,883)	5,287	136.2%
Other income, net	L	841	976	(135)	(13.8)%
Provision for income taxes	M	964	774	190	24.5%

A. Net Revenues
     The following table provides our total net revenues by platform (dollars in thousands):

	Six Months Ended June 30,
	2007		2006
Microsoft Xbox 360	$7,889	18.4%	$—	—
Nintendo Wii	7,991	18.6%	—	—
Sony PlayStation 2 (“PS2”)	7,025	16.4%	20,758	50.2%
Microsoft Xbox	785	1.8%	5,607	13.6%
Nintendo GameCube (“NGC”)	738	1.7%	2,195	5.3%
Sony PlayStation Portable (“PSP”)	1,540	3.6%	4,011	9.7%
Nintendo DS	3,536	8.2%	—	—
Nintendo Game Boy Advance (“GBA”)	1,239	2.9%	233	0.6%
Personal Computer (“PC”)	10,136	23.6%	5,452	13.2%
Royalties and other	1,992	4.8%	3,062	7.4%

Total net revenues	$42,871	100.0%	$41,318	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Six Months Ended June 30, 2007
Hot Brain	PSP	North America
Hour of Victory	Xbox 360	North America
The Lord of the Rings Online: Shadows of Angmar	PC	North America
Mortal Kombat: Armageddon	Wii	North America
Touchmaster	NDS	North America
The Ant Bully	Wii	International
The Grim Adventures of Billy & Mandy	Wii	International
Blitz: The League	Xbox 360	International
Hot Brain	PSP	International
Hour of Victory	Xbox 360	International
Mortal Kombat: Armageddon	Wii	International
Touchmaster	NDS	International

Video Game Title	Platform	Territory
Six Months Ended June 30, 2006
L.A. RUSH	PC	North America
Midway Arcade Treasures: Deluxe Edition	PC	North America
MLB Slugfest 2006	PS2, Xbox	North America
NBA Ballers: Phenom	PS2, Xbox	North America
NBA Ballers: Rebound	PSP	North America
Rampage: Total Destruction	PS2, NGC	North America
Rise & Fall: Civilizations At War	PC	North America
Gauntlet: Seven Sorrows	PS2, Xbox	International
L.A. RUSH	PC	International
Midway Arcade Treasures: Extended Play	PSP	International
Rampage: Total Destruction	PS2	International
Rise & Fall: Civilizations At War	PC	International
     The increase in net revenues was due to an increase in our per-unit net selling price of 18.0% from 2006 to 2007, for the six months ended June 30, partially offset by a decrease in unit sales volume of 10.0%.

B. North American Net Revenues
     Our top three selling titles in North America during the six months ended June 30, 2007 represented $20,266,000 of current period net revenues. These included the current period releases of The Lord of the Rings Online: Shadows of Angmar and Hour of Victory, and Mortal Kombat: Armageddon, which was released for the PS2 and Xbox in the fourth quarter of 2006, and Wii in the second quarter of 2007. Our top three selling titles in North America during the six months ended June 30, 2006 represented $15,764,000 of net revenues and included NBA Ballers: Phenom, Rampage: Total Destruction and MLB Slugfest 2006. North American net revenues also included substantially all royalties and other revenues for the six months ended June 30, 2007 and 2006.
C. International Net Revenues
     Our top three selling titles internationally during the six months ended June 30, 2007 represented $7,149,000 of current period net revenues. These included the current period release of Hour of Victory, and Happy Feet which was released in the fourth quarter of 2006, and Mortal Kombat: Armageddon, which was released for the PS2 in the fourth quarter of 2006 and the Wii in the second quarter of 2007. Our top three selling titles internationally during the six months ended June 30, 2006 represented $6,726,000 of net revenues and included Rise & Fall: Civilizations at War, Midway Arcade Treasures: Extended Play and Gauntlet: Seven Sorrows.
D. Cost of Sales — Product Costs and Distribution
     Product costs and distribution remained relatively stable as a result of a decrease in unit sales volume of 10.0%, offset by a 10.0% increase in our per-unit disk costs. The disk costs include royalties payable to the platform manufacturers. We sold console games with a higher average retail price upon first release in 2007 compared to 2006, for the six months ended June 30, for which we are charged a higher royalty by platform manufacturers.
E. Cost of Sales — Royalties and Product Development
     The decrease in royalties and product development costs was primarily attributable to decreased amortization and writedowns of capitalized product development costs from 2006 to 2007, for the six months ended June 30. We recorded $149,000 and $1,696,000 of total writedowns for future releases in 2007 and 2006, for the six months ended June 30. In addition, certain video games released in the six months ended June 30, 2006 had significantly higher amounts of capitalized product development costs upon release compared to those released in the six months ended June 30, 2007.
     Amortization and writedowns of capitalized product development costs were as follows:

	Six Months Ended
	June 30,
Description	2007	2006
Amortization of capitalized product development costs	$6,974,000	$19,548,000
Writedowns related to future releases	149,000	1,696,000

Total	$7,123,000	$21,244,000

     Also, royalties and other expenses increased $2,443,000, from $2,880,000 in 2006 to $5,323,000 in 2007, for the six months ended June 30. This was primarily attributable to the licensing fee related to the release of the The Lord of the Rings Online: Shadows of Angmar during the six months ended June 30, 2007.

F. Research and Development Expense
     Research and development costs were as follows:

	Six Months Ended
	June 30,
Description	2007	2006
Gross research and development costs	$53,047,000	$55,346,000
Research and development costs capitalized	(39,042,000)	(33,969,000)

Research and development expense	$14,005,000	$21,377,000

     Third-party development milestones decreased $4,884,000, from $11,784,000 in 2006 to $6,900,000 in 2007, for the six months ended June 30. This decrease was attributable to having less console and PC titles being developed by external third parties in 2007 than in 2006, for the six months ended June 30. This decrease was partially offset by an increase in internal development costs and other external costs (excluding third party development milestones) of $2,585,000, from $43,562,000 in 2006 to $46,147,000 in 2007, for the six months ended June 30.
G. Selling and Marketing Expense
     Advertising expense decreased $5,218,000, from $12,374,000 in 2006 compared to $7,156,000 in 2007, for the six months ended June 30. The decrease in advertising expense is a result of a $3,810,000 decrease in television and print advertising and a $2,045,000 decrease in trade show expenditures in 2007 which is partially offset by a $637,000 increase in other advertising expenditures compared to 2006, for the six months ended June 30. Trade show expense decreased due to the timing of the E3 Trade Show in 2007 (held in July 2007) compared to 2006 (held in May 2006).
H. Administrative Expense
     The increase in administrative expense from 2006 to 2007 for the six months ended June 30 was primarily due to a $913,000 increase in Board of Directors fees and bonuses, from $229,000 in 2006 to $1,142,000 in 2007, for the six months ended June 30. Included in the $1,142,000 is $700,000 for bonus payments to three directors for director services in recognition of their time and efforts beyond their ordinary director duties on behalf of the Board. The Board may compensate directors in a comparable manner for extraordinary efforts in the future. This increase was offset by a $554,000 decrease in legal expense, $293,000 decrease in stock compensation expense primarily due to the Chief Executive Officer’s stock options becoming fully vested in May 2007, and decreases in other various expenditures in 2007 from 2006 for the six months ended June 30.
I. Restructuring and Other Charges (Benefits)
     In December 2005, we announced our plan to close our Adelaide, Australia (Ratbag) development studio and terminate the employment of all related employees in an effort to reduce our cost structure and improve operating efficiency. Restructuring and other charges (benefit) during the six months ended June 30, 2007 relate to a change in the estimated amount of previously awarded grants that may be required to be refunded by our subsidiary to the Commonwealth of Australia. Restructuring and other charges during the six months ended June 30, 2006 relate to a change in the estimated amount of other costs related to this restructuring. See Note 6 to the consolidated financial statements.
J. Interest Income
     The decrease in interest income from 2006 to 2007 for the six months ended June 30 was primarily attributable to lower average cash balances, partially offset by higher average interest rates, during the same periods.
K. Interest Expense
     The increase in interest expense was attributable to the amortization of discounts associated with beneficial conversion features ($2,980,000 of the increase) and coupon interest on the 7.125% Notes ($2,212,000 of the increase). The 7.125% Notes were outstanding for the entire six months ended June 30, 2007, but only a portion of the six months ended June 30, 2006.

     In September 2005, we issued $75,000,000 of 6.0% convertible senior notes due 2025. The 6.0% Notes accrue interest at a stated rate of 6.0% which is payable semi-annually in arrears on March 30 and September 30 of each year beginning March 30, 2006.
     In May 2006, we issued $75,000,000 of 7.125% convertible senior notes due 2026. The 7.125% Notes accrue interest at a stated rate of 7.125% which is payable semi-annually in arrears on May 31 and November 30 of each year beginning November 30, 2006.
     In June 2006, we recorded a $9,119,000 discount on the 7.125% Notes as a result of the adjustment to the conversion price to $8.80 per share of common stock. This discount is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (June 26, 2006) to May 31, 2010, the date at which the holders may first require us to redeem the notes. This discount amortization is recognized as interest expense in our consolidated statement of operations. We expect to recognize approximately $2.0 million of total interest expense in 2007 related to this discount amortization, of which $859,000 and $24,000 was recognized in the six months ended June 30, 2007 and 2006, respectively.
     In April 2007, we recorded a $46,050,000 discount on the 6.0% Notes as a result of the adjustment to the conversion price to $10.00 per share of common stock. See Note 8 to the consolidated financial statements. This discount is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (April 30, 2007) to April 30, 2009, the date at which the holders may first require us to redeem the notes. This discount amortization is recognized as interest expense in our consolidated statement of operations. We expect to recognize approximately $10.0 million of total interest expense in 2007 related to this discount amortization, of which $2,145,000 was recognized in the six months ended June 30, 2007.
     Future conversion rate adjustments of the 6.0% Notes or 7.125% Notes may result in the recognition of additional discounts and interest expense in our consolidated financial statements.
     Also, recognition of interest expense related to the coupon rate on the 7.125% Notes was $2,672,000 and $460,000 in 2007 and 2006, for the six months ended June 30.
     We also have a term loan with a balance of $20,000,000 and $8,611,000 at June 30, 2007 and 2006, respectively. On June 29, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) which amended and restated our existing credit facility. See Note 9 of our consolidated financial statements for details on our Amended LSA. In June 2007, the Amended LSA provided us with $14,722,000 of cash proceeds as our term loan was increased from a remaining principal balance of $5,278,000 to $20,000,000. Further, $150,000 of bank fees were added to our revolving line of credit under the Amended LSA and such amount was outstanding at June 30, 2007.
L. Other Income, Net
     Other income, net during the six months ended June 30, 2007 and 2006 includes $715,000 and $968,000 of foreign currency transaction gains, respectively.
M. Provision for Income Taxes
     The increase in provision for income taxes is due to an increase in current tax expense in foreign jurisdictions. We also recorded $657,000 and $656,000 of deferred tax expense in 2007 and 2006, respectively, for the six months ended June 30. This deferred income tax expense relates to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources
     Our principal source of operating cash is from the distribution and sale of our video games. In each of 2006 and 2005, we completed a $75,000,000 convertible senior note issuance to strengthen our cash position. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of June 30, 2007, our primary source of liquidity was $57,301,000 of cash and cash equivalents, compared with $73,422,000 at December 31, 2006. Our working capital at June 30, 2007 totaled $121,456,000, compared with $129,750,000 at December 31, 2006. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.
     We actively manage our capital structure and balance sheet as a component of our overall business strategy. Since January 2004, we have acquired five privately-held software developers principally through the issuance of shares of our common stock. We may issue additional shares of common stock, and use our cash and cash equivalents, if we identify an opportunity to acquire businesses that will further strengthen our internal product development teams and our ability to create high quality games, or that will further strengthen our distribution capabilities. We may also pursue additional debt or equity financing in the future to raise additional working capital or to pay our long-term obligations, alleviating cash use requirements.
     On June 29, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) which amended and restated our existing credit facility. The Amended LSA provides us with a $30,000,000 secured credit facility consisting initially of a $20,000,000 term loan and a $10,000,000 revolving credit facility. As a result of entering into the Amended LSA, we received $14,722,000 of cash proceeds in June 2007, which represents the difference between our existing term loan principal balance of $5,278,000 in June 2007, and the $20,000,000 term loan under the Amended LSA. Further, $150,000 of bank fees were charged to our revolving line of credit at June 30, 2007. In addition, the Amended LSA allows for the issuance of up to $7,500,000 in the aggregate of letters of credit. Availability under the revolving line of credit is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Amended LSA. At June 30, 2007, we had $8,600,000 of availability for borrowings under the line of credit. See Note 9 of the consolidated financial statements for further information on this credit facility.
     During the six months ended June 30, 2007, gross receivables, excluding the impact of receivables provisions, decreased by $20,229,000 due to cash collections and credits granted to customers. Accounts payable, accruals and deferred revenue decreased from the beginning of the period by a net $2,418,000 due to the timing of costs incurred and payments made in relation to our video games released in the first six months of 2007. The video game costs accrued include inventory and distribution costs, as well as platform royalties owed. We also invested $4,790,000 in property and equipment during the six months ended June 30, 2007, relating primarily to computer equipment and software used to develop new video games.
     We believe that our cash and cash equivalents at June 30, 2007 of $57,301,000, along with additional availability under a bank financing discussed above, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and other anticipated needs through at least June 30, 2008; however, we continue to assess financing opportunities and may raise additional debt or equity financing should market conditions appear favorable. Any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan and the new console platform cycle.
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
     The following table summarizes our contractual obligations as of June 30, 2007 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$20,000	$1,833	$4,000	$14,167	$—
Interest on long-term debt obligations(2)	6,114	1,568	2,596	1,950	—
Convertible senior notes(3)	150,000	—	150,000	—	—
Interest on convertible senior notes(4)	23,836	9,844	13,992	—	—
Operating lease obligations(5)	15,428	3,935	4,859	4,190	2,444
Purchase obligations(6)	54,309	26,033	22,286	5,910	80
Other liabilities(7)	1,882	1,519	363	—	—

Total	$271,569	$44,732	$198,096	$26,217	$2,524

(1)	These obligations are reflected on our consolidated balance sheet at June 30, 2007 in current portion of long-term debt and revolving line of credit, and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at 9.75% (bank’s base rate of 8.25% plus 1.5%) for July 2007, and 8.07% (one month LIBOR rate plus 2.75%) from August 1, 2007 through June 1, 2012, the maturity date of the long-term debt obligation. These obligations are not reflected on our consolidated balance sheet at June 30, 2007.

(3)	Assumes our two convertible senior note instruments are carried through the dates the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at June 30, 2007, net of unamortized discount.

(4)	Assumes our convertible senior note instruments are carried through the date the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The instruments bear interest at the fixed rate of 6.00% and 7.125% per annum, respectively. These obligations are not reflected on our consolidated balance sheet at June 30, 2007.

(5)	These obligations are not reflected on our consolidated balance sheet at June 30, 2007.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at June 30, 2007.

(7)	This item represents the remaining obligations under software license financing arrangements which are reflected on our consolidated balance sheet at June 30, 2007 in current and other noncurrent liabilities.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under our credit facility, we have a $20,000,000 term loan and an initial revolving line of credit of up to $10,000,000. At June 30, 2007, the balance of the term loan was $20,000,000, and $150,000 was drawn on the revolving line of credit. We had two letters of credit outstanding at June 30, 2007 totaling $1,250,000. The term loan bears interest at our election of either the bank’s base rate (8.25% at June 30, 2007) plus 1.5% or a one to three month LIBOR rate plus 2.75% but in no event less than 4.0%. Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $190,000 based upon our expected future monthly loan balances per our existing repayment schedule.
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
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
     Beginning on June 1, 2007 two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. The complaints allege that, between April 2005 and the present, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway.
     Beginning on July 6, 2007 a number of putative securities class actions were filed against Midway, Steven M. Allison, James R. Boyle, Miguel Iribarren, Thomas E. Powell and David F. Zucker in the United States District Court, Northern District of Illinois. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 4, 2005 and May 24, 2006 (the “Class Period”). Plaintiffs allege that defendants made a series of misrepresentations and omissions about Midway’s financial well-being and prospects concerning its financial performance, including decisions regarding reductions in work force, our need to seek additional capital, and decisions by Sumner Redstone and his related parties with respect to their ownership or trading of our common stock, that had the effect of artificially inflating the market price of the Company’s securities during the Class Period. Plaintiffs also claim that defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs seek to recover damages on behalf of all purchasers of our common stock during the Class Period.
Item 1A. Risk Factors.
     There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on June 13, 2007. The matters submitted to a stockholder vote were proposals:
1)	To elect eight directors to serve until our next annual meeting and until their successors are duly elected and shall qualify;

2)	To approve the Midway Games Inc. Employee Stock Purchase Plan; and

3)	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007.
     The voting results were as follows:
1)	Our stockholders elected the eight nominated directors to serve until our next annual meeting and until their successors are duly elected and shall qualify, as follows:

Nominee	For	Withheld
Kenneth D. Cron	89,355,304	290,717
Shari E. Redstone	89,100,170	545,851
William C. Bartholomay	89,339,294	306,727
Peter C. Brown	89,357,425	288,596
Joseph A. Califano, Jr.	88,536,277	1,109,744
Ira S. Sheinfeld	89,304,682	341,339
Robert J. Steele	89,357,405	288,616
Robert N. Waxman	89,356,303	289,718
2)	Our stockholders approved the Midway Games Inc. Employee Stock Purchase Plan, as follows:

For:	70,046,043
Against:	228,219
Abstentions:	24,263
Broker Non-Votes:	19,347,496
3)	Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007, as follows:

For:	89,416,052
Against:	94,410
Abstentions:	135,557
Broker Non-Votes:	0

Item 6. Exhibits.

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

10.1	Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto, and Wells Fargo Foothill, Inc., dated as of June 29, 2007.

10.2	First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of July 31, 2007.

10.3	Unreal® Engine 3 License Agreement by and between Epic Games, Inc. (“Epic”) and Midway Home Entertainment Inc. (“MHEI”), dated as of January 14, 2005. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.4	Amendment No. 1 to Unreal® Engine 3 License Agreement by and between Epic and MHEI, dated as of December 5, 2005. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
By:	/s/ Thomas E. Powell
Thomas E. Powell
Executive Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Dated: August 2, 2007

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

10.1	Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto, and Wells Fargo Foothill, Inc., dated as of June 29, 2007.

10.2	First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of July 31, 2007.

10.3	Unreal® Engine 3 License Agreement by and between Epic Games, Inc. (“Epic”) and Midway Home Entertainment Inc. (“MHEI”), dated as of January 14, 2005. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.4	Amendment No. 1 to Unreal® Engine 3 License Agreement by and between Epic and MHEI, dated as of December 5, 2005. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.