Form 10-Q
period 2007-09-30
MIDWAY GAMES INC
filed 2007-11-01
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,143,269 shares of common stock, $0.01 par value, were outstanding at October 30, 2007, excluding 1,115,430 shares held as treasury shares.

MIDWAY GAMES INC.

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,144	$73,422
Receivables, less allowances of $19,715 at September 30, 2007 and $19,408 at December 31, 2006	28,577	51,366
Inventories	3,178	2,891
Capitalized product development costs	71,366	35,213
Prepaid expenses and other current assets	13,526	12,792

Total current assets	147,791	175,684
Capitalized product development costs	2,766	6,400
Property and equipment, net	20,326	20,407
Goodwill	41,353	41,273
Other assets	9,628	10,297

Total assets	$221,864	$254,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,774	$7,864
Accrued compensation and related benefits	3,808	4,541
Accrued royalties	7,013	8,097
Accrued selling and marketing	4,551	4,935
Deferred revenue	3,395	2,000
Current portion of long-term debt	2,000	3,333
Other accrued liabilities	16,602	15,164

Total current liabilities	56,143	45,934
Convertible senior notes, less unamortized discount of $74,076 at September 30, 2007 and $7,990 at December 31, 2006	75,924	142,010
Long-term debt	17,667	3,611
Deferred income taxes	10,387	9,402
Other noncurrent liabilities	846	397
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 93,258,699 and 92,487,105 shares issued at September 30, 2007 and December 31, 2006, respectively	933	925
Additional paid-in capital	520,684	444,115
Accumulated deficit	(448,528)	(380,882)
Accumulated translation adjustment	(2,412)	(1,671)
Treasury stock, at cost, 1,115,430 shares	(9,780)	(9,780)

Total stockholders’ equity	60,897	52,707

Total liabilities and stockholders’ equity	$221,864	$254,061

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$36,747	$27,392	$79,618	$68,710
Cost of sales:
Product costs and distribution	13,472	12,541	31,141	30,400
Royalties and product development	24,196	14,774	36,643	38,898

Total cost of sales	37,668	27,315	67,784	69,298

Gross profit (loss)	(921)	77	11,834	(588)
Research and development expense	6,245	7,147	20,250	28,525
Selling and marketing expense	14,173	8,059	29,174	27,448
Administrative expense	5,000	5,142	15,936	15,934
Restructuring and other charges (benefits)	—	1	(783)	(160)

Operating loss	(26,339)	(20,272)	(52,743)	(72,335)
Interest income	498	1,360	2,075	3,497
Interest expense	(8,429)	(3,678)	(17,600)	(7,561)
Other income, net	1,160	781	2,003	1,757

Loss before income taxes	(33,110)	(21,809)	(66,265)	(74,642)
Provision for income taxes	417	342	1,381	1,116

Net loss	$(33,527)	$(22,151)	$(67,646)	$(75,758)

Basic and diluted loss per share of common stock	$(0.37)	$(0.24)	$(0.74)	$(0.84)

Basic and diluted weighted average number of shares outstanding	91,180	90,812	91,095	90,626

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(67,646)	$(75,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	27,724	32,849
Depreciation and amortization	5,633	5,598
Receivables provision	23,111	17,429
Deferred income taxes	985	985
Stock-based compensation expense	2,022	4,923
Amortization of debt issuance costs	1,041	873
Amortization of convertible senior notes discount	8,004	574
Loss on disposal of property and equipment	56	23
Changes in operating assets and liabilities:
Receivables	524	1,698
Inventories	(225)	3,408
Capitalized product development costs	(60,243)	(54,067)
Prepaid expenses and other current assets	(616)	(9,898)
Accounts payable, accruals and deferred revenue	12,047	(2,782)
Other assets and liabilities	(2,229)	(3,175)

Net cash used in operating activities	(49,812)	(77,320)
Investing activity:
Purchases of property and equipment	(4,713)	(6,469)
Financing activities:
Proceeds from issuance of convertible senior notes	—	75,000
Proceeds from issuance of long-term debt	14,722	—
Payment of convertible senior notes issuance costs	—	(2,283)
Payment of long-term debt	(2,150)	(2,499)
Payment of software license financing arrangements	(1,156)	(374)
Cash received from exercise of common stock options	133	6,247

Net cash provided by financing activities	11,549	76,091
Effect of exchange rate changes on cash and cash equivalents	698	816

Decrease in cash and cash equivalents	(42,278)	(6,882)
Cash and cash equivalents at beginning of period	73,422	98,376

Cash and cash equivalents at end of period	$31,144	$91,494

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2. Comprehensive Loss
     The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $33,839,000 and $68,387,000 for the three and nine months ended September 30, 2007 and $22,708,000 and $76,892,000 for the three and nine months ended September 30, 2006, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.
3. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding (in thousands):

	September 30,
	2007	2006
Stock options	4,579	4,733
Contingent shares	1,416	1,144
Convertible senior notes	18,864	12,747

Total common stock equivalents	24,859	18,624

     The calculation of loss per share of common stock for the three and nine months ended September 30, 2007 and 2006 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the weighted average number of shares outstanding for the three and nine months ended September 30, 2007 and 2006 were used in their respective calculations of basic and diluted loss per share of common stock.
4. Inventories
     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market.

5. Capitalized Product Development Costs and Research and Development Costs
     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning balance	$73,532	$40,320	$41,613	$27,595
Additions	21,201	20,098	60,243	54,067
Amortization	(15,819)	(11,605)	(22,793)	(31,153)
Writedowns	(4,782)	—	(4,931)	(1,696)

Ending balance	$74,132	$48,813	$74,132	$48,813

     Research and development costs were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross research and development costs	$27,446	$27,245	$80,493	$82,592
Research and development costs capitalized	(21,201)	(20,098)	(60,243)	(54,067)

Research and development expense	$6,245	$7,147	$20,250	$28,525

6. Restructuring
     Late in 2005, we evaluated our operating results and internal product development strategy as we continued our preparation for the console transition and new-generation video game development. In December 2005, we announced our plan to close and terminate all employees at our Adelaide, Australia (Ratbag) development studio, as well as our plan to consolidate certain product development activity to our other existing studios, in an effort to reduce our cost structure and improve operating efficiency. This plan resulted in the termination of 71 employees, all of whom had been notified as of December 31, 2005. We incurred charges for severance costs related to these employees, as well as accrued charges for operating leases and other commitments, fixed asset disposals, impairment of capitalized product development costs and the write-off of recorded goodwill related to the acquisition. Total costs under these restructuring efforts of $10.8 million were recognized as restructuring expenses prior to December 31, 2005.
     A reconciliation of the December 31, 2006 and September 30, 2007 liability balances related to our restructuring activity discussed above is as follows (in thousands):

Lease and
Long-Term
Commitments
and Other
Costs
Balances at December 31, 2006	$911
Provision (benefits)	(783)
Other	(128)

Balances at September 30, 2007	$0

     This liability was included with other accrued liabilities (current) on the December 31, 2006 consolidated balance sheet. The benefit recorded in the nine months ended September 30, 2007 relates to a change in the estimated amount of previously awarded grants that may be required to be refunded by our subsidiary to the Commonwealth of Australia. This benefit is included in restructuring and other charges (benefits) in our consolidated statement of operations.

7. New Accounting Pronouncement
     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 applies to all tax positions related to income taxes that are subject to SFAS No. 109, Accounting for Income Taxes. On January 1, 2007, we adopted the provisions of FIN 48 on a prospective basis.
     As of December 31, 2006, prior to the adoption of FIN 48, we did not have any liabilities recorded related to unrecognized income tax benefits. On January 1, 2007, upon adoption of FIN 48, and for the nine months ended September 30, 2007, we did not identify nor record any additional liabilities related to unrecognized income tax benefits. Therefore the adoption of FIN 48 did not impact our consolidated financial statements as of January 1, 2007 and for the nine months ended September 30, 2007.
     To the extent we incur income tax related interest and penalties in future periods, we will record such amounts as a component of provision for income taxes. Income tax returns for the fiscal tax year ended June 30, 2000 to the present are subject to examination by tax jurisdictions.
8. Convertible Senior Notes – Conversion Rate Adjustments
6.0% Notes
     In September 2005, we issued $75,000,000 of convertible senior notes due September 30, 2025 (“6.0% Notes”). The 6.0% Notes are senior unsecured obligations, are subordinate to all secured debt obligations, and bear interest at 6.0% per annum that is payable semi-annually on March 30 and September 30 of each year, beginning March 30, 2006. The holders of the 6.0% Notes may convert the notes into shares of our common stock at any time prior to the maturity date or redemption of the 6.0% Notes at an initial conversion rate of 56.3253 shares per $1,000 principal amount of notes, which represented an initial conversion price of approximately $17.75 per share. The conversion rate is adjusted upon the occurrence of certain events, including if the arithmetic average of the daily volume weighted average price of our common stock for the period that was 20 consecutive trading days prior to April 30, 2007 was less than $16.14, as adjusted for capital changes (“$10.00 Reset Feature”). In this event, the conversion rate was subject to increase at varying amounts. However, after this adjustment, the conversion rate cannot exceed 100 shares per $1,000 principal amount of the 6.0% Notes.
     Effective April 30, 2007, the conversion rate was adjusted in accordance with the $10.00 Reset Feature so that the conversion price was adjusted to $10.00 per share of common stock. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% Notes that is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (April 30, 2007) to April 30, 2009, the date at which the holders may first require us to redeem the 6.0% Notes. Amortization related to this discount totaled $3,629,000 and $5,774,000 during the three and nine months ended September 30, 2007, and is included in interest expense in the consolidated statements of operations. As a result of the debt discount and debt issuance costs, the effective interest rate on the 6.0% Notes will approximate 61% from April 30, 2007, the date of the conversion price adjustment to $10.00 per share of common stock, to April 30, 2009. Any future conversion rate adjustments may result in the recognition of an additional discount and interest expense, and result in a further increase to the effective interest rate.
7.125% Notes
     In May 2006, we issued $75,000,000 of convertible senior notes due May 31, 2026 (“7.125% Notes”). The 7.125% Notes are senior unsecured obligations, are subordinate to all secured debt obligations, and bear interest at 7.125% per annum that is payable semi-annually on May 31 and November 30 of each year, beginning November 30, 2006. The holders of the 7.125% Notes may convert the notes into shares of our common stock at any time prior to the maturity date or redemption of the 7.125% Notes at an initial conversion rate of 92.0810 shares per $1,000 principal amount of notes, which represented an initial conversion price of approximately $10.86 per share. The conversion rate is adjusted upon the occurrence of certain events, including the following:
•	On any date prior to May 31, 2008, if (1) the arithmetic average of the daily volume-weighted average price of our common stock for any 20 trading days within a period of 30 consecutive trading days ending on such date, is less than $8.00, as may be adjusted for capital changes, and (2) 110% of the closing sale price is less than or equal to $8.80, as may be adjusted, then the conversion rate will increase on that date such that the conversion price would be $8.80 per share of common stock (“$8.80 Reset Feature”).

•	On any date prior to May 31, 2008, if (1) the arithmetic average of the daily volume-weighted average price of our common stock for any 20 trading days within a period of 30 consecutive trading days ending on such date, is less than $6.00, as may be adjusted for capital changes, and (2) 110% of the closing sale price is less than or equal to $6.60, as may be adjusted, then the conversion rate will increase on that date such that the conversion price would be $6.60 per share of common stock (“$6.60 Reset feature”).
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
     Effective August 8, 2007, the conversion rate was adjusted in accordance with the $6.60 Reset Feature so that the conversion price was adjusted to $6.60 per share of common stock. As a result of this conversion rate adjustment, we recorded an additional $28,040,000 discount on the 7.125% Notes that is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (August 8, 2007) to May 31, 2010, the date at which the holders may first require us to redeem the 7.125% Notes.
     Amortization related to the discounts on the 7.125% Notes totaled $1,370,000 and $2,230,000 during the three and nine months ended September 30, 2007 and totaled $550,000 and $574,000 during the three and nine months ended September 30, 2006, and is included in interest expense in the consolidated statements of operations. As a result of these debt discounts and debt issuance costs, the effective interest rate on the 7.125% Notes will approximate 34% from August 8, 2007, the date of the most recent conversion price adjustment to $6.60 per share of common stock, to May 31, 2010. Any future conversion rate adjustments may result in the recognition of an additional discount and interest expense, and result in a further increase to the effective interest rate.
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
     The term loan has a five year term and is to be repaid in equal monthly installments of $166,668 beginning August 1, 2007 and ending on June 1, 2012 with a final payment of $10,167,000 due on June 29, 2012. The term loan bears interest at our election of either the bank’s base rate (9.25% at September 30, 2007) plus 1.5% or a one to three month LIBOR rate plus 2.75%, but in no event less than 4.0%. At September 30, 2007, the interest rate on the term loan was 8.07%, which represents the one month LIBOR rate plus 2.75% and the remaining outstanding principal balance was $19,667,000.
     The initial maximum availability under our revolving line of credit is $10,000,000. Maximum availability under the revolving line of credit in future periods is equal to $30,000,000 less the outstanding principal balance of the term loan. The credit facility allows for the issuance of up to $7,500,000 in aggregate letters of credit. Further, the revolving line of credit may be increased up to an additional $10,000,000 upon our written request to WFF and WFF’s acceptance of such request. However, the maximum availability under the revolving line of credit at any time is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Amended LSA. Any letters of credit outstanding further reduce availability under the revolving line of credit. The revolving line of credit has a five year term and bears interest at our election of either the bank’s base rate (9.25% at September 30, 2007) plus 1.5% or a one to three month LIBOR rate plus 2.75%, but in no event less than 4.0%. A fee of 4.5% per annum multiplied by the daily balance of the undrawn portion of the available letters of credit is due and payable on a monthly basis. A fee of 0.5% per annum multiplied by the daily balance of the availability under the revolving line of credit is due and payable on a monthly basis. During June 2007, $150,000 of bank fees were charged to our revolving line of credit as a result of the Amended LSA. This amount was repaid in July and August 2007. At September 30, 2007, we had two letters of credit outstanding totaling $1,250,000, and we had no outstanding balance on the revolving line of credit. At September 30, 2007, we had $9,083,000 available for borrowings under the revolving line of credit.
     Debt issuance costs incurred in June 2007 for the Amended LSA totaling $150,000 were capitalized and are being amortized by applying the effective interest method over the five year term of the credit facility.
     Substantially all of our assets are pledged as collateral under the credit facility. The credit facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit. The credit facility also restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the credit facility restricts our ability to repurchase or redeem any shares of our capital stock. An uncured default in payment or an unrescinded acceleration of the amounts borrowed under the credit facility may result in the 6.0% Notes and the 7.125% Notes being declared immediately due and payable in full. The term loan can be prepaid at any time without premium or penalty. If the credit facility is terminated before the expiration of the five year term, the lender is entitled to receive prepayment penalties equal to 2.0% of the amount of the revolving line of credit if the Amended LSA is terminated prior to June 29, 2008 and 1.0% of the amount of the revolving line of credit if the Amended LSA is terminated on or after June 29, 2008.
10. Legal Proceedings
     We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings at September 30, 2007.
     Beginning on June 1, 2007 two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. The complaints allege that, between approximately April 2005 and August 2007, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway.
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
Overview
     We develop and publish interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and PCs to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms and handheld devices, including Sony’s PlayStation 2 (“PS2”), PlayStation 3 (“PS3”) and PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; Nintendo’s GameCube (“NGC”), Wii, Game Boy Advance (“GBA”), and the Nintendo DS (“DS”); and also for PCs. Most of our video games have suggested retail prices on the initial release date in North America ranging from $19.99 to $59.99 for home console games, $19.99 to $39.99 for handheld games and $19.99 to $49.99 for PC games. Most of our video games have suggested retail prices on the initial release date in international markets ranging from $40.00 to $100.00 for home console games, $40.00 to $60.00 for handheld games and $40.00 to $80.00 for PC games. We are currently developing games for all of the new generation of home console platforms, including Sony’s PS3, Microsoft’s Xbox 360 and Nintendo’s Wii. We released our first video games for the new generation of home console platforms in the fourth quarter of 2006, including Blitz: The League for the Xbox 360 and a number of children’s titles for the Wii. We have released one video game for the PS3, Stranglehold, and expect to release one additional video game for the PS3 in the fourth quarter 2007. Retail price ranges for our frontline new generation video games on the initial release date have increased from those for our older generation platform releases. We expect this trend to continue in future periods. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.
New Console Platform Cycle and Increasing Costs to Develop Video Games
     New Console Platform Cycle — The videogame industry is at the beginning of a new console platform cycle. The older generation of game platforms includes the following consoles: the PS2, released in 2000, and the NGC and the Xbox, each released in 2001. The new generation of game platforms includes the following consoles: Microsoft’s Xbox 360, released in 2005 in the U.S. and Europe, Nintendo’s Wii, released in November (U.S.) and December (Europe and Japan) of 2006 and Sony’s PS3 released in November 2006 (U.S. and Japan) and March 2007 (Europe). Software sales at the beginning of a new console platform cycle may be negatively impacted since the installed base of new generation consoles is relatively lower at the beginning of the new console cycle as many consumers have not yet acquired new consoles. As a result, the market for new generation software is relatively smaller at the beginning of the new console cycle. This could negatively impact our net revenues during the fourth quarter of

2007. However, for the third quarter of 2007, total industry-wide North American dollar sales for software on all consoles, both older- and new-generation combined, have increased over the third quarter of 2006 as more new generation consoles reach the marketplace and spending on new generation products increases. Additionally, the new console cycle transition creates technological challenges as we need to adapt development processes and tools to conform to the technological requirements of the new consoles.  Such challenges may cause delays in the development process of certain videogames and result in actual release dates that are later than our originally anticipated release dates.
     Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. Our strategy includes maintaining an efficient cost structure for the development of video games for the new generation of consoles by sharing and reusing as opposed to recreating both technologies and developed assets across our internal studios. However, we expect that video games for the new generation of consoles will be more costly and take longer to develop. Specifically, we expect the development cycle for video games for the new generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the older generation of consoles of 12 to 36 months. We expect our costs related to developing titles on the new generation of consoles will generally range between $8 million to $31 million per title, which represents a substantial increase over costs incurred to develop older generation titles, which have ranged from $4 million to $16 million. These increased costs could negatively impact our results of operations in future periods.
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
PC Market
     We generated increased revenues from games played on the PC in recent years and anticipate revenues from PC titles to increase in the future. We released The Lord of the Rings Online: Shadows of Angmar in North America in April 2007 and Stranglehold in North America and internationally in September 2007. We also expect to release Unreal Tournament 3 in 2007, along with additional scheduled releases of PC titles in the fourth quarter of 2007 and beyond.
Children’s Market
     During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. We released the first title under these agreements, Ed, Edd n’ Eddy, in the fourth quarter of 2005. In 2006, we released three more titles under these agreements: The Ant Bully, The Grim Adventures of Billy & Mandy and Happy Feet. In the fourth quarter of 2007 we expect to release one additional children’s title under these agreements.
Majority Stockholder
     Sumner M. Redstone, our largest stockholder, reported in filings made with the SEC that his aggregate beneficial holdings approximated 87% of our outstanding voting securities as of September 30, 2007. As the majority voting stockholder of Midway, Mr. Redstone and his related parties can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone and his related parties were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone reported in 2004 that he had engaged a financial advisor to provide services in connection with the evaluation of a possible “going private” transaction. Mr. Redstone has also stated that Midway could be considered as a potential Viacom Inc. (“Viacom”) acquisition candidate. Mr. Redstone is the Chairman of the Board and Chief Executive Officer of National Amusements, Inc (“NAI”). NAI is the parent company of Viacom. Midway formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, composed of three directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, Inc. (“Sumco”), a corporation of which Mr. Redstone indirectly owns a controlling interest. In February 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of these transactions.
Results of Operations
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     The following table provides our periodic operating results in dollars and as expressed as a percentage of total net revenues (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
Net revenues	$36,747	100.0%	$27,392	100.0%
Cost of sales:
Product costs and distribution	13,472	36.7%	12,541	45.8%
Royalties and product development	24,196	65.8%	14,774	53.9%

Total cost of sales	37,668	102.5%	27,315	99.7%

Gross profit (loss)	(921)	(2.5)%	77	0.3%
Research and development expense	6,245	17.0%	7,147	26.1%
Selling and marketing expense	14,173	38.6%	8,059	29.4%
Administrative expense	5,000	13.6%	5,142	18.8%
Restructuring and other charges	—	0.0%	1	0.0%

Operating loss	(26,339)	(71.7)%	(20,272)	(74.0)%
Interest income	498	1.4%	1,360	5.0%
Interest expense	(8,429)	(22.9)%	(3,678)	(13.4)%
Other income, net	1,160	3.2%	781	2.8%

Loss before income taxes	(33,110)	(90.0)%	(21,809)	(79.6)%
Provision for income taxes	417	1.1%	342	1.3%

Net loss	$(33,527)	(91.1)%	$(22,151)	(80.9)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Three Months Ended
	See	September 30,		Increase /	Percent
	Explanation	2007	2006	(Decrease)	Change
Net revenues	A	$36,747	$27,392	$9,355	34.2%
North American net revenues	B	18,814	21,370	(2,556)	(12.0)%
International net revenues	C	17,933	6,022	11,911	197.8%
Cost of sales:
Product costs and distribution	D	13,472	12,541	931	7.4%
Royalties and product development	E	24,196	14,774	9,422	63.8%
Research and development expense	F	6,245	7,147	(902)	(12.6)%
Selling and marketing expense	G	14,173	8,059	6,114	75.9%
Administrative expense	H	5,000	5,142	(142)	(2.8)%
Restructuring and other charges		—	1	(1)	100.0%
Interest income	I	498	1,360	(862)	(63.4)%
Interest expense	J	(8,429)	(3,678)	4,751	129.2%
Other income, net	K	1,160	781	379	48.5%
Provision for income taxes	L	417	342	75	21.9%

A. Net Revenues
     The following table provides our total net revenues by platform (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
Microsoft Xbox 360	$25,655	69.8%	$—	—
Nintendo Wii	2,137	5.8%	—	—
Sony PlayStation 2 (“PS2”)	1,946	5.3%	15,561	56.8%
Microsoft Xbox	(55)	(0.1)%	2,202	8.0%
Nintendo GameCube (“NGC”)	103	0.3%	4,035	14.7%
Sony PlayStation Portable (“PSP”)	1,239	3.4%	744	2.7%
Nintendo DS	1,806	4.9%	—	—
Nintendo Game Boy Advance (“GBA”)	164	0.4%	2,185	8.0%
Personal Computer (“PC”)	3,729	10.1%	1,666	6.1%
Royalties and other	23	0.1%	999	3.7%

Total net revenues	$36,747	100.0%	$27,392	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Three Months Ended September 30, 2007
Big Buck Hunter	PC	North America
Stranglehold	Xbox 360, PC	North America
Stranglehold	Xbox 360, PC	International

Three Months Ended September 30, 2006
SpyHunter: Nowhere to Run	PS2, Xbox	North America
The Ant Bully	PS2, NGC, PC, GBA	North America
The Grim Adventures of Billy & Mandy	PS2, NGC	North America
SpyHunter: Nowhere to Run	PS2	International
The Ant Bully	PS2, PC, GBA	International
     The increase in net revenues was attributable to a 63.1% increase in our per-unit net selling price, partially offset by a decrease in unit sales volume of 17.7%. The increase in our per-unit net selling price was due to the release of Stranglehold. This title had a higher average initial selling price than our title releases for the three months ended September 30, 2006.
B. North American Net Revenues
     Our top three selling titles in North America during the three months ended September 30, 2007 represented $17,724,000 of current period net revenues. These included the current period release of Stranglehold and two titles released in the fourth quarter of 2006, Mortal Kombat: Armageddon and Happy Feet, except the Wii version of Mortal Kombat: Armageddon, which was released in the second quarter of 2007. Our top three selling titles in North America during the three months ended September 30, 2006 represented $10,708,000 of net revenues and included The Ant Bully and Spyhunter: Nowhere to Run and continued sales of Rampage: Total Destruction, a title we released in the second quarter of 2006. Substantially all royalties and other revenues are included in North American net revenues.
C. International Net Revenues
     Our top three selling titles internationally during the three months ended September 30, 2007 represented $14,952,000 of current period net revenues. These included the current period release of Stranglehold, Touchmaster which was released in the second quarter of 2007, and Happy Feet which was released in the fourth quarter of 2006. Our top three selling titles internationally during the three months ended September 30, 2006 represented $4,048,000 of net revenues and included The Ant Bully and Spyhunter: Nowhere to Run, as well as continued sales of Rise & Fall: Civilizations at War, a title we released internationally in the second quarter of 2006.

D. Cost of Sales — Product Costs and Distribution
     The increase in product costs and distribution primarily resulted from an increase in our per-unit disk costs of 30.6%, partially offset by a decrease in unit sales volume of 17.7%. The disk costs include royalties payable to the platform manufacturers. We sold console games with a higher average retail price upon first release in 2007 compared to 2006, for the three months ended September 30, for which we are charged a higher royalty by platform manufacturers.
E. Cost of Sales — Royalties and Product Development
     The increase in royalties and product development costs was primarily attributable to increased amortization and writedowns of capitalized product development costs from 2006 to 2007, for the three months ended September 30. We recorded $4,782,000 and $0 of total writedowns for future releases in 2007 and 2006, for the three months ended September 30. In addition, certain video games released in the three months ended September 30, 2007 had significantly higher amounts of capitalized product development costs upon release compared to those released in the three months ended September 30, 2006.
     Amortization and writedowns of capitalized product development costs were as follows:

	Three Months Ended
	September 30,
Description	2007	2006
Amortization of capitalized product development costs	$15,819,000	$11,605,000
Writedowns related to future releases	4,782,000	—

Total	$20,601,000	$11,605,000

     Also, royalties and other expenses increased $426,000, from $3,169,000 in 2006 to $3,595,000 in 2007, for the three months ended September 30. This was primarily attributable to licensing fees related to the release of Stranglehold during the three months ended September 30, 2007.
F. Research and Development Expense
     Research and development expense represents product development costs and product development overhead incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Three Months Ended
	September 30,
Description	2007	2006
Gross research and development costs	$27,446,000	$27,245,000
Research and development costs capitalized	(21,201,000)	(20,098,000)

Research and development expense	$6,245,000	$7,147,000

     Internal development costs and other external development costs (excluding third-party development milestones) increased $2,612,000 from $21,975,000 in 2006 to $24,587,000 in 2007, for the three months ended September 30. This increase was offset by a $2,411,000 decrease in third-party development milestones from $5,270,000 in 2006 to $2,859,000 in 2007, for the three months ended September 30. These changes were attributable to having less console and PC titles being developed by external third parties in 2007 than in 2006, for the three months ended September 30.
G. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense increased $5,524,000, from $4,212,000 in 2006 to $9,736,000 in 2007, for the three months ended September 30. The increase in advertising expense is attributable primarily to advertising support for Stranglehold, a title released in the three months ended September 30, 2007.

H. Administrative Expense
     The decrease in administrative expense was partially due to a $766,000 decrease in stock compensation expense from $856,000 in 2006 to $90,000 in 2007, for the three months ended September 30. This decrease was offset by increases in various other expense categories.
I. Interest Income
     The decrease in interest income from 2006 to 2007 for the three months ended September 30 was primarily attributable to lower average cash balances during the same periods.
J. Interest Expense
     The increase in interest expense was attributable to the amortization of discounts associated with beneficial conversion features which represented $4,449,000 of the increase. See Note 8 to the consolidated financial statements for a detailed explanation of the accounting for these discounts and the subsequent amortization.
     We also have a term loan with a balance of $19,667,000 and $7,778,000 at September 30, 2007 and 2006, respectively. On June 29, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) which amended and restated our existing credit facility. See Note 9 to our consolidated financial statements for details on our Amended LSA. In June 2007, the Amended LSA provided us with $14,722,000 of cash proceeds as our term loan was increased from a remaining principal balance of $5,278,000 to $20,000,000. The additional principal balance caused interest expense to increase $324,000 on the term loan from 2006 to 2007, for the three months ended September 30.
K. Other Income, Net
     Other income, net during the three months ended September 30, 2007 and 2006 includes $1,160,000 and $772,000 of foreign currency transaction gains, respectively.
L. Provision for Income Taxes
     The increase in provision for income taxes is due to an increase in current tax expense in foreign jurisdictions. We also recorded $329,000 of deferred tax expense in 2007 and 2006, for the three months ended September 30. This deferred income tax expense relates to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the three months ended September 30, 2007 and 2006.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     The following table provides our periodic operating results in dollars and as expressed as a percentage of total net revenues (dollars in thousands):

	Nine Months Ended September 30,
	2007		2006
Net revenues	$79,618	100.0%	$68,710	100.0%
Cost of sales:
Product costs and distribution	31,141	39.1%	30,400	44.2%
Royalties and product development	36,643	46.0%	38,898	56.6%

Total cost of sales	67,784	85.1%	69,298	100.8%

Gross profit (loss)	11,834	14.9%	(588)	(0.8)%
Research and development expense	20,250	25.4%	28,525	41.5%
Selling and marketing expense	29,174	36.6%	27,448	40.0%
Administrative expense	15,936	20.0%	15,934	23.2%
Restructuring and other charges (benefits)	(783)	(1.0)%	(160)	(0.2)%

Operating loss	(52,743)	(66.1)%	(72,335)	(105.3)%
Interest income	2,075	2.6%	3,497	5.1%
Interest expense	(17,600)	(22.1)%	(7,561)	(11.0)%
Other income, net	2,003	2.5%	1,757	2.6%

Loss before income taxes	(66,265)	(83.1)%	(74,642)	(108.6)%
Provision for income taxes	1,381	1.7%	1,116	1.7%

Net loss	$(67,646)	(84.8)%	$(75,758)	(110.3)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Nine Months Ended
	See	September 30,		Increase /	Percent
	explanation	2007	2006	(Decrease)	Change
Net revenues	A	$79,618	$68,710	$10,908	15.9%
North American net revenues	B	48,792	52,673	(3,881)	(7.4)%
International net revenues	C	30,826	16,037	14,789	92.2%
Cost of sales:
Product costs and distribution	D	31,141	30,400	741	2.4%
Royalties and product development	E	36,643	38,898	(2,255)	(5.8)%
Research and development expense	F	20,250	28,525	(8,275)	(29.0)%
Selling and marketing expense	G	29,174	27,448	1,726	6.3%
Administrative expense	H	15,936	15,934	2	0.0%
Restructuring and other charges (benefits)	I	(783)	(160)	623	389.4%
Interest income	J	2,075	3,497	(1,422)	(40.7)%
Interest expense	K	(17,600)	(7,561)	10,039	132.8%
Other income, net	L	2,003	1,757	246	14.0%
Provision for income taxes	M	1,381	1,116	265	23.7%

A. Net Revenues
     The following table provides our total net revenues by platform (dollars in thousands):

	Nine Months Ended September 30,
	2007		2006
Microsoft Xbox 360	$33,544	42.1%	$—	—
Nintendo Wii	10,128	12.7%	—	—
Sony PlayStation 2 (“PS2”)	8,971	11.3%	36,320	52.9%
Microsoft Xbox	730	0.9%	7,809	11.4%
Nintendo GameCube (“NGC”)	841	1.1%	6,230	9.1%
Sony PlayStation Portable (“PSP”)	2,779	3.5%	4,755	6.9%
Nintendo DS	5,342	6.7%	—	—
Nintendo Game Boy Advance (“GBA”)	1,403	1.8%	2,418	3.5%
Personal Computer (“PC”)	13,865	17.4%	7,118	10.4%
Royalties and other	2,015	2.5%	4,060	5.8%

Total net revenues	$79,618	100.0%	$68,710	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Nine Months Ended September 30, 2007
Big Buck Hunter	PC	North America
Hot Brain	PSP	North America
Hour of Victory	Xbox 360	North America
The Lord of the Rings Online: Shadows of Angmar	PC	North America
Mortal Kombat: Armageddon	Wii	North America
Stranglehold	Xbox 360, PC	North America
Touchmaster	NDS	North America
The Ant Bully	Wii	International
The Grim Adventures of Billy & Mandy	Wii	International
Blitz: The League	Xbox 360	International
Hot Brain	PSP	International
Hour of Victory	Xbox 360	International
Mortal Kombat: Armageddon	Wii	International
Stranglehold	Xbox 360, PC	International
Touchmaster	NDS	International

Video Game Title	Platform	Territory
Nine Months Ended September 30, 2006
L.A. RUSH	PC	North America
Midway Arcade Treasures: Deluxe Edition	PC	North America
MLB Slugfest 2006	PS2, Xbox	North America
NBA Ballers: Phenom	PS2, Xbox	North America
NBA Ballers: Rebound	PSP	North America
Rampage: Total Destruction	PS2, NGC	North America
Rise & Fall: Civilizations At War	PC	North America
SpyHunter: Nowhere to Run	PS2, Xbox	North America
The Ant Bully	PS2, NGC, PC, GBA	North America
The Grim Adventures of Billy & Mandy	PS2, NGC	North America
Gauntlet: Seven Sorrows	PS2, Xbox	International
L.A. RUSH	PC	International
Midway Arcade Treasures: Extended Play	PSP	International
Rampage: Total Destruction	PS2	International
Rise & Fall: Civilizations At War	PC	International
SpyHunter: Nowhere to Run	PS2	International
The Ant Bully	PS2, PC, GBA	International

     The increase in net revenues was due to an increase in our per-unit net selling price of 35.6% from 2006 to 2007, for the nine months ended September 30, partially offset by a decrease in unit sales volume of 13.2%.
B. North American Net Revenues
     Our top three selling titles in North America during the nine months ended September 30, 2007 represented $33,547,000 of current period net revenues. These included the current year releases of Stranglehold and The Lord of the Rings Online: Shadows of Angmar, and Mortal Kombat: Armageddon, which was released for the PS2 and Xbox in the fourth quarter of 2006, and Wii in the second quarter of 2007. Our top three selling titles in North America during the nine months ended September 30, 2006 represented $21,815,000 of net revenues and included NBA Ballers: Phenom, Rampage: Total Destruction and The Ant Bully. North American net revenues also included substantially all royalties and other revenues for the nine months ended September 30, 2007 and 2006.
C. International Net Revenues
     Our top three selling titles internationally during the nine months ended September 30, 2007 represented $20,152,000 of current period net revenues. These included the current year releases of Stranglehold and Hour of Victory, and Mortal Kombat: Armageddon, which was released for the PS2 in the fourth quarter of 2006, and Wii in the second quarter of 2007. Our top three selling titles internationally during the nine months ended September 30, 2006 represented $8,348,000 of net revenues and included Rise & Fall: Civilizations at War, The Ant Bully and Midway Arcade Treasures: Extended Play.
D. Cost of Sales — Product Costs and Distribution
     Product costs and distribution increased as a result of an increase in our per-unit disk costs of 18.0%, partially offset by a 13.2% decrease in our unit sales volume. The disk costs include royalties payable to the platform manufacturers. We sold console games with a higher average retail price upon first release in 2007 compared to 2006, for the nine months ended September 30, for which we are charged a higher royalty by platform manufacturers.
E. Cost of Sales — Royalties and Product Development
     The decrease in royalties and product development costs was primarily attributable to decreased capitalized product development costs for certain video games released in the nine months ended September 30, 2007 compared to those released in the nine months ended September 30, 2006. Partially offsetting this decrease is an increase of amortization and writedowns of capitalized product development costs, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We recorded $4,931,000 and $1,696,000 of total writedowns in 2007 and 2006, for the nine months ended September 30.
     Amortization and writedowns of capitalized product development costs were as follows:

	Nine Months Ended
	September 30,
Description	2007	2006
Amortization of capitalized product development costs	$22,793,000	$31,153,000
Writedowns related to current releases	43,000	1,696,000
Writedowns related to future releases	4,888,000	—

Total	$27,724,000	$32,849,000

     Also, royalties and other expenses increased $2,870,000, from $6,049,000 in 2006 to $8,919,000 in 2007, for the nine months ended September 30. This was primarily attributable to the licensing fees related to Stranglehold and The Lord of the Rings Online: Shadows of Angmar during the nine months ended September 30, 2007.

F. Research and Development Expense
     Research and development costs were as follows:

	Nine Months Ended
	September 30,
Description	2007	2006
Gross research and development costs	$80,493,000	$82,592,000
Research and development costs capitalized	(60,243,000)	(54,067,000)

Research and development expense	$20,250,000	$28,525,000

     Third-party development milestones decreased $7,296,000, from $17,054,000 in 2006 to $9,758,000 in 2007, for the nine months ended September 30. This decrease was attributable to having less console and PC titles being developed by external third parties in 2007 than in 2006, for the nine months ended September 30. This decrease was partially offset by an increase in internal development costs and other external costs (excluding third party development milestones) of $5,197,000, from $65,538,000 in 2006 to $70,735,000 in 2007, for the nine months ended September 30.
G. Selling and Marketing Expense
     Selling and marketing expense increased primarily due to a $1,420,000 increase of advertising related expenses, from $10,862,000 in 2006 compared to $12,282,000 in 2007, for the nine months ended September 30, which is primarily attributable to a $949,000 increase in sales and marketing payroll and related benefits. Advertising expense increased $306,000, from $16,586,000 in 2006 compared to $16,892,000 in 2007, for the nine months ended September 30.
H. Administrative Expense
     Administrative expense remained relatively stable from 2006 to 2007 for the nine months ended September 30. Significant changes include a $921,000 increase in directors’ fees, from $445,000 in 2006 to $1,366,000 in 2007, and a $530,000 increase in insurance, from $695,000 in 2006 to $1,225,000 in 2007, for the nine months ended September 30. Offsetting these increases is a $1,054,000 decrease in stock compensation expense, from $2,202,000 in 2006 to $1,148,000 in 2007, for the nine months ended September 30, which is primarily due to the Chief Executive Officer’s remaining unvested stock options becoming fully vested in May 2007. Other administrative expenses also decreased by a net amount of $395,000 in the aggregate.
I. Restructuring and Other Charges (Benefits)
     In December 2005, we announced our plan to close our Adelaide, Australia (Ratbag) development studio and terminate the employment of all related employees in an effort to reduce our cost structure and improve operating efficiency. Restructuring and other charges (benefits) during the nine months ended September 30, 2007 relate to a change in the estimated amount of previously awarded grants that may be required to be refunded by our subsidiary to the Commonwealth of Australia. Restructuring and other charges during the nine months ended September 30, 2006 relate to a change in the estimated amount of other costs related to this restructuring. See Note 6 to the consolidated financial statements.
J. Interest Income
     The decrease in interest income from 2006 to 2007 for the nine months ended September 30 was primarily attributable to lower average cash balances during the same periods.
K. Interest Expense
     The increase in interest expense was attributable to the amortization of discounts associated with beneficial conversion features ($7,430,000 of the increase) and coupon interest on the 7.125% Notes ($2,212,000 of the increase). The 7.125% Notes were outstanding for the entire nine months ended September 30, 2007, but only from May 30, 2006 for the nine months ended September 30, 2006. See Note 8 to the consolidated financial statements for a detailed explanation of the accounting for these discounts and the subsequent amortization.

     We also have a term loan with a balance of $19,667,000 and $7,778,000 at September 30, 2007 and 2006, respectively. On June 29, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) which amended and restated our existing credit facility. See Note 9 to the consolidated financial statements for details on our Amended LSA. In June 2007, the Amended LSA provided us with $14,722,000 of cash proceeds as our term loan was increased from a remaining principal balance of $5,278,000 to $20,000,000. The additional principal balance caused interest expense to increase $230,000 on the term loan from 2006 to 2007, for the nine months ended September 30.
L. Other Income, Net
     Other income, net during the nine months ended September 30, 2007 and 2006 includes $1,875,000 and $1,739,000 of foreign currency transaction gains, respectively.
M. Provision for Income Taxes
     The increase in provision for income taxes is due to an increase in current tax expense in foreign jurisdictions. We also recorded $985,000 of deferred tax expense in 2007 and 2006, respectively, for the nine months ended September 30. This deferred income tax expense relates to an increase in the difference between the book and tax basis of goodwill. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill, in both the nine months ended September 30, 2007 and 2006.
Liquidity and Capital Resources
     Our principal source of operating cash is from the distribution and sale of our video games. In each of 2006 and 2005, we completed a $75,000,000 convertible senior note issuance to strengthen our cash position. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of September 30, 2007, our primary source of liquidity was $31,144,000 of cash and cash equivalents, compared with $73,422,000 at December 31, 2006. Our working capital at September 30, 2007 totaled $91,648,000, compared with $129,750,000 at December 31, 2006. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, or if we do not release our new products on a timely basis, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.
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
     On June 29, 2007, we entered into an Amended LSA which amended and restated our existing credit facility. The Amended LSA provides us with a $30,000,000 secured credit facility consisting initially of a $20,000,000 term loan and a $10,000,000 revolving credit facility. As a result of entering into the Amended LSA, we received $14,722,000 of cash proceeds in June 2007, which represents the difference between our existing term loan principal balance of $5,278,000 in June 2007, and the $20,000,000 term loan under the Amended LSA. In addition, the Amended LSA allows for the issuance of up to $7,500,000 in the aggregate of letters of credit. Availability under the revolving line of credit is reduced by any letters of credit outstanding and also limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Amended LSA. At September 30, 2007, we had $9,083,000 of availability for borrowings under the line of credit. See Note 9 to the consolidated financial statements for further information on this credit facility.

     During the nine months ended September 30, 2007, accounts payable, accruals and deferred revenue increased from the beginning of the period by a net $12,047,000 due to the timing of costs incurred and payments made in relation to our video games released in the first nine months of 2007. The video game costs accrued include inventory and distribution costs, as well as platform royalties owed.
     We believe that our cash and cash equivalents at September 30, 2007 of $31,144,000, along with additional availability under a bank financing discussed above, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and other anticipated needs through at least September 30, 2008. However, we currently are actively managing our working capital. If unanticipated events occur, such as delays in collecting accounts receivable or further delays in the release dates of certain of our video games, then our working capital could be further constrained and we may take additional steps to manage our working capital. We have received waivers in the past from our lenders related to our obligations under our credit facility and we may seek or may be required to seek additional waivers in the future. In the event our cash plus accounts receivable decrease below the minimums required under our credit facility and our lenders do not grant a waiver with respect to these minimums, our lenders could declare us in default and accelerate the amounts due under our credit facility. Were payment for the amounts due under the credit facility accelerated and such default not cured or waived within sixty days of notice of such default to the trustee for the convertible senior notes, the convertible senior notes may be declared immediately due and payable in full. If the convertible senior notes were declared immediately due and payable, we believe the Company could not make such payment. We continue to assess financing opportunities and may raise additional debt or equity financing should market conditions appear favorable. Any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan and the new console platform cycle.
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

     The following table summarizes our contractual obligations as of September 30, 2007 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$19,667	$2,000	$4,000	$13,667	$—
Interest on long-term debt obligations(2)	5,686	1,500	2,515	1,671	—
Convertible senior notes(3)	150,000	—	150,000	—	—
Interest on convertible senior notes(4)	21,375	9,844	11,531	—	—
Operating lease obligations(5)	14,149	3,424	4,474	4,208	2,043
Purchase obligations(6)	53,046	30,660	21,226	1,160	—
Other liabilities(7)	726	363	363	—	—

Total	$264,649	$47,791	$194,109	$20,706	$2,043

(1)	These obligations are reflected on our consolidated balance sheet at September 30, 2007 in current portion of long-term debt, and long-term debt, as appropriate.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at 8.07% (one month LIBOR rate plus 2.75%) from October 1, 2007 through June 1, 2012, the maturity date of the long-term debt obligation. These obligations are not reflected on our consolidated balance sheet at September 30, 2007.

(3)	Assumes our two convertible senior note instruments are carried through the dates the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at September 30, 2007, net of unamortized discount.

(4)	Assumes our convertible senior note instruments are carried through the date the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The instruments bear interest at the fixed rate of 6.00% and 7.125% per annum, respectively. These obligations are not reflected on our consolidated balance sheet at September 30, 2007.

(5)	These obligations are not reflected on our consolidated balance sheet at September 30, 2007.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at September 30, 2007.

(7)	This item represents the remaining obligations under software license financing arrangements which are reflected on our consolidated balance sheet at September 30, 2007 in other accrued liabilities (current) and other noncurrent liabilities (noncurrent).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under our credit facility, we have a $20,000,000 term loan and an initial revolving line of credit of up to $10,000,000. At September 30, 2007, the balance of the term loan was $19,667,000. There were no borrowings drawn on the revolving line of credit. We had two letters of credit outstanding at September 30, 2007 totaling $1,250,000. The term loan bears interest at our election of either the bank’s base rate (9.25% at September 30, 2007) plus 1.5% or a one to three month LIBOR rate plus 2.75% but in no event less than 4.0%. Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $186,000 based upon our expected future monthly loan balances per our existing repayment schedule.
     Our convertible senior notes bear interest at fixed rates and therefore interest expense associated with the convertible senior notes will not be impacted by fluctuations in market interest rates. Fluctuations in market interest rates, however, may impact investors’ decisions whether to continue to hold the convertible senior notes, redeem them or convert them into common stock. The holders of $75,000,000 of convertible senior notes due September 30, 2025 (“6.0% Notes”) may require us to repurchase all or a portion of their notes on each of April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020 at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. The holders of our $75,000,000 of convertible senior notes due May 31, 2026 (“7.125% Notes”) may require us to repurchase all or a portion of their notes on each of May 31, 2010, May 31, 2016 and May 31, 2021 at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.
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
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     There have been no material developments in the legal proceedings previously disclosed in our Form 10-Q for the second quarter ended June 30, 2007.
Item 1A. Risk Factors
     There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2006.
Item 5. Other Information
     On October 29, 2007, James R. Boyle announced his resignation as Vice President – Finance, Controller, Assistant Treasurer and Chief Accounting Officer of the Company, effective November 9, 2007, to pursue other career opportunities.
Item 6. Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

10.1*	Second Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.

By:	/s/ Thomas E. Powell Thomas E. Powell
Executive Vice President - Finance, Treasurer
and
Chief Financial Officer
(Principal Financial Officer and
duly authorized officer)
Dated: November 1, 2007

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

10.1*	Second Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.