Form 10-K
period 2007-12-31
MIDWAY GAMES INC
filed 2008-03-14
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the 8,357,266 shares of Common Stock held by non-affiliates of the registrant on June 30, 2007 was $53,152,214. This calculation was made using a price per share of Common Stock of $6.36, the closing price of the Common Stock on the New York Stock Exchange on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On February 29, 2008, the number of shares of Common Stock outstanding, excluding 1,215,430 treasury shares, was 92,053,269 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

Midway® is our registered trademark. Our product names mentioned in this report are also our trademarks, except where we license them. Other product names mentioned in this report are the trademarks of their respective owners.

This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “plan,” “strategy,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the performance of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the current console platform transition and other technological changes, dependence on major platform manufacturers, decisions by Sumner Redstone or his affiliates with respect to his ownership or trading of our common stock, and other risks more fully described under “Item 1A. Risk Factors.” Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by law.

MIDWAY GAMES, INC.

2007 FORM 10-K — TABLE OF CONTENTS

PART I

Item 1.	Business.

Development of Our Business

We develop and publish interactive entertainment software for the global video game market. We and our predecessor companies have been in the business of creating video games for more than 20 years and have published over 400 titles in that time. Prior to 2001, we focused primarily on developing coin-operated entertainment devices and developing home console and handheld versions of our successful coin-operated products. In 2001, management made a strategic decision to exit the coin-operated segment and focus exclusively on the rapidly growing home console and handheld video game software market. Our games are available for play on the major home video game consoles and handheld game platforms, including Microsoft’s Xbox, Nintendo’s GameCube, Game Boy Advance and Nintendo DS and Sony’s PlayStation 2 and PlayStation Portable. In November 2005, Microsoft released the first next-generation home console platform, the Xbox 360. In November 2006, Nintendo and Sony released their own next-generation home console platforms, the Wii and PlayStation 3, respectively. We released our first video games for the Xbox 360 and Wii during 2006 and our first video games for the PlayStation 3 during 2007. We are currently investing significant resources to create games for all of the next-generation home consoles. We also develop and publish games for personal computers (“PCs”). We focus our product development efforts on the creation of a diverse portfolio of titles across many of the most popular video game genres such as action, adventure, driving, fighting, shooting, and sports.

Historically our product development strategy has relied upon the creation of original game concepts as the core of our product portfolio. Our internal product development group has continued to demonstrate an ability to identify unique game concepts within popular genres that appeal to the core gamer demographic. We have sought to distinguish these original game concepts through innovative game play technologies and visually appealing graphics. We have generally favored internally developed products due to the favorable profit margin contribution and the ability to leverage these products into sequels and derivative products. Our Mortal Kombat franchise is the best example of this strategy. This franchise has sold in excess of 20 million units across eight major home console releases, and has been successfully leveraged into film and television. Since 2002, we have released the following titles that have exceeded one million units in sales:

•	Unreal Tournament 3 (2008);

•	Stranglehold (2007);

•	Rampage: Total Destruction (2007);

•	Happy Feet (2006);

•	Mortal Kombat: Armageddon (2006);

•	Blitz: The League (2005);

•	Mortal Kombat: Shaolin Monks (2005);

•	Mortal Kombat: Deception (2004);

•	NBA Ballers (2004);

•	Midway Arcade Treasures (2003); and

•	Mortal Kombat: Deadly Alliance (2002).

In an effort to diversify our portfolio, we have licensed entertainment intellectual properties, such as plots, artwork, brands, characters and titles, from leading entertainment companies. We seek to license those intellectual properties that appeal to a mass-market audience. In 2006 and 2007, we released video games for the following book, television and movie intellectual properties pursuant to licensing agreements:

•	Foster’s Home for Imaginary Friends: Imagination Invaders – based upon the animated television series from Warner Bros. Interactive Entertainment/Cartoon Network;

•	Aqua Teen Hunger Force: Zombie Ninja Pro-Am – based upon the animated television series from Warner Bros. Interactive Entertainment/Cartoon Network;

•	Lord of the Rings Online: Shadows of Angmar – based upon the literary works of J.R.R. Tolkien;

•	Stranglehold – based upon a character created by John Woo for his action film, Hard Boiled starring Chow Yun-Fat;

•	The Grim Adventures of Billy & Mandy – based upon the animated television series from Warner Bros. Interactive Entertainment/Cartoon Network;

•	The Ant Bully – based upon the animated film from Warner Bros. Interactive Entertainment; and

•	Happy Feet – based upon the Oscar-winning animated film from Warner Bros. Interactive Entertainment.

We have also previously announced a licensing agreement to release future video games based upon TNA Entertainment’s Total NonStop Action Wrestling, a professional wrestling league which airs weekly television programs and monthly pay-per-view specials.

We seek to attract and retain the highest quality development talent to support our product development efforts. A critical component of our business strategy is to continue to bolster our internal product development resources. We believe robust internal product development resources will be a critical advantage for video game publishers in coming years. As of February 29, 2008, we maintained 9 internal product development teams staffed with approximately 700 developers to support our creative efforts. We have entered into game development agreements with leading third-party development groups, such as Artificial Mind and Movement Inc. and High Voltage Software, Inc., to leverage their expertise in a specific genre or take advantage of a proven intellectual property created by that team. We are not, however, dependent upon one or several third-party developers. We have added significant resources to our existing studios and, since January 2004, we have added four internal product development studios in an effort to enhance our internal product development capabilities and enable us to grow our product portfolio and release more high quality games in future years. Our total internal product development headcount has increased from 330 employees at December 31, 2003 to approximately 700 employees at February 29, 2008.

For information about our financial condition, assets, results of operations and cash flows, see our consolidated financial statements, including the notes to the consolidated financial statements, “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In 2005 and 2006 we completed private placements of convertible senior notes to fund general corporate expenditures. The first issuance was $75 million of 6.0% convertible senior notes due 2025 resulting in net proceeds of approximately $72.3 million, and the second issuance consisted of $75 million of 7.125% convertible senior notes due 2026 resulting in net proceeds of approximately $72.7 million. See Note 8 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended and Restated Loan and Security Agreement by and among the Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) (“Amended LSA”) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and National Amusements, Inc. (“NAI”) (the “Secured Facility”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Facility”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Facility,” together with the Secured Facility and the Unsecured Facility, the “NAI Facility”). The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for up to a $20,000,000 revolving line of credit. See Note 16 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the NAI LA.

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

As of February 29, 2008, approximately 87% of our common stock was beneficially owned by Sumner M. Redstone. See “Item 1A. Risk Factors – Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” below for more information.

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

Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. Each new generation of these platforms has the capability to permit developers to create more realistic and exciting games. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. At the end of each cycle, when the introduction of the next-generation of home consoles is announced, hardware and software sales related to the older generation of platforms generally diminish, and prices are discounted, as consumers defer and decrease purchases in anticipation of the new platforms and games. The time period from the first announcement of the introduction of the first next-generation home consoles until these new consoles supplant the older-generation consoles in terms of software sales is referred to in the industry as the home console transition period. The industry has emerged from the previous console transition as each of the three main competitors (Sony, Microsoft and Nintendo) have now released their latest home console platforms, or next-generation consoles. The primary home consoles for which we have been developing video games for in recent years can be summarized by period as follows:

Older-Generation Home Consoles	Previous-Generation Home Consoles	Next-Generation Home Consoles

- Sony’s PlayStation	- Sony’s PlayStation 2	-Sony’s PlayStation 3
- Nintendo 64	- Nintendo’s GameCube	- Nintendo’s Wii
	- Microsoft’s Xbox	- Microsoft’s Xbox 360

Substantially all of our current development activity is focused on video games for the next-generation home consoles. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released its next-generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Finally, Sony released its next-generation home console platform, the PlayStation 3, in November 2006 in both the U.S. and Japan and in March 2007 in Europe.

The handheld platform market is largely dominated by Nintendo whose products include Game Boy, Game Boy Advance, Game Boy Advance SP and the Nintendo DS, which was released in November 2004. Sony introduced its handheld game platform, PlayStation Portable, in Japan in 2004 and in North America in March 2005.

The Personal Computer Game Market.  The market for PC games is similar to the home console video games market in many respects, including development processes and costs, time to market and marketing processes and costs. Unlike console games, with the exception of certain first-party designations such as Microsoft’s Games for Windows, PC games do not require approval from, or royalties to, any hardware manufacturer as do console games. Therefore, there are fewer barriers to entry in this market and the number of products offered to consumers is much greater. The PC games market is not subject to video game console cycles and consequently gives publishers the ability to use PC game sales to soften the variability of console revenues during the home console transition periods.

The Online and Wireless Markets.  Emerging technologies such as the internet and wireless devices have created new revenue opportunities for video game software publishers. Online functionality in a game can be as simple as the ability to post game scores to a public leaderboard or as complex as head-to-head online play. This online functionality may provide improved game play to a product and make it more compelling and marketable. In the future, more business models may emerge that provide distinct revenue opportunities for online functionality in games. In addition, many games are available for play on wireless devices such as cell phones and personal digital assistants. A console or PC publisher may license the wireless rights to games to third parties who create and sell wireless products based on the licensed intellectual properties. If the market for wireless products grows significantly, publishers for other platforms may increasingly create and market their own wireless games in the future.

Distribution.  Software for video game platforms is sold by mass merchandise retailers, such as Wal-Mart and Best Buy, or by regional retailers, discount store chains, video rental retailers, internet-based retailers, software specialty retailers and entertainment software distributors. In addition, we also have partnerships with digital distribution partners in the United States and Europe which facilitate the download and purchase of our PC games. Video game software publishers either distribute their products directly to these retailers or sell them through national distributors.

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

•	Established franchises — Many of the games we have released over the past 20 years have been best-sellers and have attracted loyal fan bases. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Mortal Kombat, Spy Hunter, NBA Ballers, MLB SlugFest, Blitz and Area 51. A sequel in the Mortal Kombat series that we released in 2006 for PlayStation 2 and Xbox and in the second quarter of 2007 for Wii, Mortal Kombat: Armageddon, proved to be our second best selling game of 2006 and third best selling of 2007. We intend to leverage our franchises to create popular titles for play on traditional console platforms and new gaming mediums. We also control the intellectual property rights to hundreds of classic video game titles, including titles originally released under the Midway, Williams and

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

Continue to pursue the children’s, licensed and PC games markets

In recent years, we have increased the number of products that we develop for the children’s market and have pursued more third-party licenses that appeal to children to create games based on these licenses. In 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, under which we have received licenses to several intellectual properties for the development of video games based on children’s television programs and films for home consoles, handhelds and PC platforms. We released the first title under these agreements, Ed, Edd n’ Eddy, in the fourth quarter of 2005. In 2006, we released three titles under these agreements: The Ant Bully, The Grim Adventures of Billy & Mandy and Happy Feet; and in 2007 we released two titles under these agreements: Aqua Teen Hunger Force: Zombie Ninja Pro-Am and Foster’s Home for Imaginary Friends: Imagination Invaders. See the tables in the “Products” section below for details of the territories and platforms for which these titles, as well as all of our other titles, were released during the respective periods.

The PC game market had not been a significant part of our business in prior years. As part of this strategy, we have recently increased our investment and resources in PC game development. Our increased focus on the development of PC titles, including the release of The Lord of the Rings Online: Shadows of Angmar and Unreal Tournament 3 in 2007, along with additional releases of PC titles in 2007, increased the revenues we derived from the PC market in 2007.

Develop ambitious, mass-market next-generation games

To capitalize on the evolution of the video game market into a mass-market entertainment medium, we have increased our investment in the development of video games that provide consumers with more realism and the ability to fully interact with the virtual world created by the games. We have devoted significant resources to the development of games that are more ambitious in terms of functionality and interaction. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. Two games we expect to release in 2008 that offer this type of consumer experience are Wheelman and This is Vegas. These types of games became increasingly popular in the previous-generation of home consoles, and we expect this trend to continue on the next-generation home console platforms.

These types of games are an important element of our plan to compete for more market share in the next-generation home console cycle by (1) concept testing our video games before we “green-light” development and focus testing our video games throughout the development process to ensure that they appeal to the mass-market, (2) including in our video games culturally engaging iconography such as identifiable locations and themes, popular music and entertainment stars’ voices and likenesses, and the use of well-known directors, (3) focusing our product development and marketing resources on the creation of a smaller number of higher quality games and the promotion of pre-launch awareness of those titles and (4) forming strategic alliances with other media companies to leverage marketing resources and demographic reach.

Invest in internal product development to drive efficient production of next-generation games

We continue to invest in our internal product development capabilities to further improve our design and production efficiency and build creative resources. We believe that our increased emphasis on internal product development can help us to further capitalize on our existing franchises, design new, successful titles in the future and mitigate risks we face in this console cycle. By building strong internal capabilities, rather than outsourcing to external third-party studios, we believe we will be better positioned to control the anticipated higher development costs and longer development cycles associated with video games for next-generation consoles. Since January 2004, we have added four product development studios. We have increased our total internal product development headcount from 330 employees at December 31, 2003 to approximately 700 employees at February 29, 2008.

We believe another critical component of success in the next-generation console cycle will be the ability to develop successive iterations of high quality games efficiently, by, among other things, avoiding the unnecessary re-creation of technology systems and art assets. We have invested in and pursued a product development approach that integrates the efforts of our various studios by sharing technology and resources across studios, instituting a high-degree of peer review, standardizing tools and pipelines and working on a common code base to the extent possible. We believe this systematization and standardization of the technology and processes of our product development organization will allow us to better leverage our technology and assets to lower costs and more efficiently produce new games and sequels in the future.

Expand international presence

We believe we can further expand our presence in international markets. In fiscal 2000, we opened an office in the United Kingdom to sell our products in Europe and Australia. In January 2005, we expanded our international operations through the formation of a wholly-owned German subsidiary, Midway Games GmbH. Germany currently is the third largest console market and the largest PC market in Europe. Our German subsidiary is responsible for our sales, marketing and distribution in Germany, Austria and Switzerland. In November 2005, we also formed a French subsidiary, Midway Games SAS, to further bolster our European distribution capabilities. In April 2007, our French subsidiary began selling our products directly to retailers in France. France currently is the second largest console and PC market in Europe. We believe that directly marketing our products in foreign markets will produce higher sales and lower costs than if we relied solely on the use of third-party distributors. In addition, to expand our presence outside of North America, we are developing titles that we believe will have a stronger global appeal.

Products

We sell games primarily in North America, Europe and Australia for the major video game platforms, including Sony’s PlayStation 2 (“PS2”), PlayStation 3 (“PS3”) and the PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; and Nintendo’s GameCube (“NGC”), Wii, Game Boy Advance (“GBA”) and Nintendo DS (“NDS”), as well as for PCs. Most of our video games currently have suggested retail prices on the initial release date in North America ranging from $19.99 to $59.99 for home console games, $19.99 to $39.99 for handheld games and $19.99 to $49.99 for PC games. Most of our video games currently have suggested retail prices on the initial release date in international markets ranging from $20.00 to $100.00 for home console games, $40.00 to $60.00 for handheld games and $40.00 to $80.00 for PC games. Our current development efforts are focused on games for the next-generation of home console platforms including PS3, Xbox 360 and Wii. We released our first video games for the next-generation of home console platforms in the fourth quarter of 2006, including Blitz: The League for the Xbox 360 and a number of children’s titles for the Nintendo Wii. During the fourth quarter of 2007, we released our first video games for the PS3, including Stranglehold, Blacksite: Area 51, and Unreal Tournament 3. Retail price ranges for our frontline next-generation video games on the initial release date have increased from those for our previous platform releases.

We receive license or royalty fees from third parties for the use of certain intellectual property. These third parties use our intellectual property to, among other things, sell video games in parts of the world where we do not currently conduct business, convert video games to play on alternative platforms (e.g. cellular phones), and include our video games or intellectual property in products, software or online services they offer.

Many of our games incorporate a variety of online capabilities and features. Online functionality may increase the playability of a product and make it more compelling and marketable. In the first quarter of 2008, we released our first retail downloadable asset on the Xbox Live server that is an add-on to a previously-released console game. We expect to release more of these retail add-on downloads in the future.

From time to time, we purchase distribution rights to games under development by third parties. Some of these games are sequels to games that have previously been successful releases.

Historically, a limited number of products have generated a disproportionately large amount of our revenues. In 2007, 2006 and 2005, our Mortal Kombat video games accounted for 13.3%, 22.4% and 18.9% of our revenues, respectively.

2007 Video Game Releases

During 2007, we released the following video games:

Video Game Title	Platform	Territory

Aqua Teen Hunger Force: Zombie Ninja Pro-Am	PS2	North America, International
Big Buck Hunter	PC	North America
Blacksite: Area 51	Xbox 360; PC	North America, International
Blacksite: Area 51	PS3	North America
Blitz: The League	Xbox 360	International
Cocoto Racers	NDS	International
Cruis’n	Wii	North America
Foster’s Home for Imaginary Friends: Imagination Invaders	NDS	North America
Game Party	Wii	North America
Hot Brain	PSP	North America, International
Hour of Victory	Xbox 360	North America, International
Mortal Kombat: Armageddon	Wii	North America, International
Myst	NDS	International
Stranglehold	Xbox 360; PC; PS3	North America, International
The Ant Bully	Wii	International
The Bee Game	NDS; GBA	North America
The Grim Adventures of Billy & Mandy	Wii	International
The Lord of the Rings Online: Shadows of Angmar	PC	North America
Touchmaster	NDS	North America, International
Ultimate Mortal Kombat	NDS	North America, International
Unreal Tournament 3	PC	North America, International
Unreal Tournament 3	PS3	North America

2006 Video Game Releases

During 2006, we released the following video games:

Video Game Title	Platform	Territory

Blitz: Overtime	PSP	North America
Blitz: The League	Xbox 360	North America
Gauntlet: Seven Sorrows	PS2; Xbox	International
Happy Feet	PS2; Wii; PC; GBA; NDS	North America, International
Happy Feet	NGC	North America
L.A. RUSH	PC	North America, International
Maya the Bee 2	GBA; NDS	International
Midway Arcade Treasures: Deluxe Edition	PC	North America
Midway Arcade Treasures: Extended Play	PSP	International
MLB Slugfest 2006	PS2; Xbox	North America
Mortal Kombat: Armageddon	PS2	North America, International
Mortal Kombat: Armageddon	Xbox	North America
Mortal Kombat: Unchained	PSP	North America, International
Myst	PSP	International
NBA Ballers: Phenom	PS2; Xbox	North America
NBA Ballers: Rebound	PSP	North America
Rampage: Total Destruction	PS2; Wii	North America, International
Rampage: Total Destruction	NGC	North America
Rise & Fall: Civilizations At War	PC	North America, International
RUSH	PSP	North America, International
SpyHunter: Nowhere to Run	PS2	North America, International
SpyHunter: Nowhere to Run	Xbox	North America
The Ant Bully	PS2; PC; GBA	North America, International
The Ant Bully	NGC; Wii	North America
The Grim Adventures of Billy & Mandy	PS2; NGC; Wii; GBA	North America
Unreal Tournament Anthology	PC	North America, International

2008 Products

We expect our 2008 releases to include NBA Ballers: Chosen One, the third installment to our NBA Ballers franchise, for the Xbox 360 and PS3; The Wheelman, featuring the talents of Vin Diesel, for the Xbox 360, PS3 and PC; TNA iMPACT!, based upon TNA Entertainment’s Total Nonstop Action Wrestling, for the Xbox 360, PS3, PS2 and Wii; and This Is Vegas, a lifestyle action experience game, for the Xbox 360 and PS3. We also expect to release other high-quality titles and franchises, including the next installment of Blitz: The League and Mortal Kombat, on the next-generation consoles, the handheld platforms and the PC throughout 2008.

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

The developers are supported by state-of-the-art game development technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. In an effort to reduce development costs, we have developed and acquired a substantial library of proprietary software and development tools, and continually emphasize and support the sharing of software and development tools among development teams and studios. Use of these tools streamlines the development process, allowing members of the development teams to focus their efforts on the game play and design aspects of the product under development. We have also developed software tools to expedite conversion of software from one hardware format to another and to provide sound and special visual effects. We continually create and acquire new software and development tools and refine and upgrade our existing tools. Additionally, we leverage outsourced resources for various functions, such as quality assurance, art asset creation, and other development, where possible to reduce our development costs and decrease our time to market.

We expect the development cycle for video games for the next-generation of consoles to range from 24 to 36 months, compared to a development cycle of 12 to 36 months for games on the previous generation of consoles, depending on the specific software requirements. The development cycle for a new video game for the PC typically ranges from 12 to 36 months. We expect our costs related to developing titles on the next-generation of consoles will generally range between $8 million to $32 million per title, which represents a substantial increase in costs incurred to develop the previous-generation titles, which have ranged from $4 million to $16 million. Because of the increasingly complex technology and software involved, both the time and cost to develop games have increased during the past few years.

Our current game development is primarily focused on the next-generation home consoles and we expect the majority of our titles for 2008 and beyond will be for these next-generation home consoles. We expect the first games we develop for the next-generation consoles to be more expensive than subsequent projects, as they involve the development of game engines, technologies and art resources that we plan to use on subsequent next-generation projects.

We use both our own internal teams and independent third parties to develop video games. We select third parties based on their capabilities, suitability, availability and cost. Our contracts with these developers generally provide that we own the video game developed and protect the confidentiality of the development process and work product. These contracts are structured to give these developers incentives to provide timely and satisfactory performance by associating payment of development fees with performance of substantive development milestones and by providing for the payment of royalties to the developer based on sales of the product developed, after we recoup the development cost. To address development risks, we retain the right to discontinue development both without cause or for cause. With cause generally includes failure to timely and satisfactorily perform the development, a change in the control of the developer or the departure of specified key personnel from the developer’s employ. We believe that as a result of consolidation in our industry, there are now fewer highly skilled independent developers available to us. Competition for highly skilled developers is intense in our industry, and we may not be successful in attracting and retaining these developers.

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

We incurred research and development expenses of $25.4 million in 2007, compared to $37.0 million in 2006 and $39.7 million in 2005. See also Note 2 to our consolidated financial statements for information about capitalized product development costs.

Marketing and Distribution

We market our video games under the Midway trademark. We market through our internal sales staff and through independent sales representatives, distributors and resellers to over 20,000 stores, including:

•	mass merchandisers;

•	foreign, national and regional retailers;

•	discount store chains; and

•	video rental retailers.

It is customary for the independent sales representatives and distributors of our video games who are assigned specific customers to also distribute games produced by other publishers. Distribution channels are dominated by a select group of companies, and a publisher’s access to retail shelf space is a significant competitive factor. As a result of our efforts to maintain high product quality and our commitment to increase promotion of our products, we have been able to obtain shelf space for our product line with key retailers and distributors.

Our principal customers are mass merchandisers such as Wal-Mart, Best Buy and Target and software specialty retailers such as GameStop. In 2007, GameStop and Wal-Mart were our two largest customers, representing 14.9% and 10.2% of our total net revenues, respectively. In 2006, Wal-Mart and GameStop were our two largest customers, representing 16.7% and 14.6% of our total net revenues, respectively. In 2007 and 2006, respectively, 41.1% and 49.3% of our net revenues were attributable to our five largest customers, and 53.7% and 64.4% of our net revenues were attributable to our ten largest customers.

We warrant to our customers that the medium on which our software is recorded is free from defects for a period of 90 days. Historically, defective product returns have not been significant relative to our total net revenues.

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

Our office in London, England sells directly to retailers and distributors in the United Kingdom, and through distribution relationships in Europe, Australia and South Africa. In January 2005, we established a sales office in Germany, which allows us to sell directly to retailers and distributors in German-speaking territories. Germany is the third largest console territory, and the largest PC territory in the European marketplace. In November 2005, we formed a French subsidiary, Midway Games SAS, to bolster our European distribution capabilities. In April 2007, our French subsidiary began selling our products directly to retailers in France. France currently is the second largest console and PC market in Europe. We continue to explore other methods by which we can improve our distribution efficiency and grow our business in Europe and other international markets.

The following table sets forth our North American and international net revenues for 2007, 2006 and 2005, respectively:

	Years Ended December 31,
	2007		2006		2005
	Net		Net		Net
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)

North America:
United States	$86,393	55.0%	$116,714	70.5%	$109,993	73.3%
Outside United States	10,307	6.5	7,398	4.5	8,292	5.5

Total North America	96,700	61.5	124,112	75.0	118,285	78.8
International	60,495	38.5	41,462	25.0	31,793	21.2

Total Net Revenues	$157,195	100.0%	$165,574	100.0%	$150,078	100.0%

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

We believe that a number of factors provide us with competitive opportunities in the industry, including the standardization of software development tools, the creation of libraries for storing and sharing artwork, and our ability to efficiently share developed assets across game development teams. We believe our product development team incentive structure allows us to attract and retain top quality talent and motivate our teams to efficiently develop successful games. In addition, we believe that our most popular franchise, Mortal Kombat, along with other successful titles such as Stranglehold and Unreal Tournament 3, provide us with strong brand recognition and a competitive advantage in the marketing of our products.

The number of new video game releases for PCs in a given year is much higher than the number of new video game releases for home consoles and handheld platforms. The barriers to entry in the PC market are lower because there are no publishing agreements with, or royalties to be paid, to hardware manufacturers. We believe our strategy of publishing PC titles within established franchises and games developed by studios well-known within the industry allows us to quickly develop market share with a minimal investment in sales and distribution infrastructure.

Manufacturing and Distribution

The manufacturers of the home and handheld video game platforms may manufacture our video games for us or require us to use their designees. The platform manufacturers charge us a fixed fee for each game title’s software disk or cartridge that they manufacture which is based upon a game title’s wholesale price, units manufactured and sales region. The fixed fee includes manufacturing, printing, and packaging fees as well as a royalty for the use of their technology and intellectual property, or a royalty if their third party designees perform the manufacturing. The platform manufacturer may change its fees without our consent. We believe that the platform manufacturers have plentiful sources of supply for the raw materials that they need to manufacture our products.

We contract with disk replicators for the manufacture of PC game units. There is competition in this manufacturing field, and we have the opportunity to negotiate the price of manufacturing these games and their packaging. We believe that these manufacturers also have plentiful sources of supply for the raw materials that they will need to manufacture our products.

We are responsible in most cases for resolving, at our expense, any applicable warranty or repair claim. We have not experienced significant costs from warranty or repair claims in recent years.

Production is based upon estimated demand for each specific title. The level of inventory of finished goods depends upon anticipated market demand during the life of a specific game title. At the time a product is approved for manufacturing, we generally provide the platform manufacturer with a purchase order for that product and, in some cases, either an irrevocable letter of credit for 100% of the purchase price or cash in advance. Most of our products are manufactured for us on an “as is” and “where is” basis, and delivery is at our expense and risk. Initial orders generally require seven to 45 days to manufacture depending on the platform. Reorders of disk-based products generally require only seven to 14 days to manufacture, while reorders of cartridge-based products require approximately 30 to 40 days to manufacture. Shipping of orders requires an additional three to ten days, depending on the mode of transport and location of the manufacturer. Only Nintendo’s Game Boy Advance and Nintendo DS use cartridges, while all six home consoles, PlayStation Portable and PC games are all disk-based.

In 2007, we transitioned from leasing a distribution facility in Dallas, Texas to using a third-party warehouse facility managed by Technicolor Home Entertainment Services, Inc., a worldwide provider of inventory fulfillment and distribution services for packaged media. The warehouse facility is located in Livonia, Michigan, from which we distribute our video games throughout North America. Some products are imported into the United States, cleared by customs and transferred to our distribution facility, where they are unpacked and shipped to our customers. At times, some components of our products are assembled into finished products for us by third parties prior to their transfer to our distribution facility. We participate in the electronic data interchange program maintained by most of our large customers. The electronic data interchange program allows us to transmit purchase orders and invoices between us and our customers in an agreed-upon standardized format via electronic transmission between computer systems. We generally fill re-orders from inventory within two days. As a result, our video games traditionally have no backlog of orders. We ship products to a customer only upon receipt of a purchase order from that customer. Due to the relatively short time frame needed to reorder inventory, we are generally able to manage our inventory levels to closely approximate actual orders received or anticipated to be received. We will generally receive information from our largest customers on their intended order quantities prior to placing our orders with the manufacturers.

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

Employees

As of February 29, 2008, we had approximately 900 employees, approximately 700 of whom are members of our development staff and approximately 100 of whom are members of our sales and marketing staffs. We believe that our relations with our employees are satisfactory.

Item 1A.	Risk Factors.

The occurrence of any of the following risks could significantly harm our business, results of operations or financial condition or have an adverse effect on the market value of our common stock or convertible senior notes. In that case, you may lose all or part of your investment.

We have experienced operating and net losses in recent years, and we expect to incur future losses.

We last reported an annual operating profit in fiscal 1999. For each of the last three years, we reported the following operating losses:

•	$78.4 million for 2007;

•	$72.0 million for 2006; and

•	$108.5 million for 2005.

We believe that our losses have been in part attributable to:

•	increasing costs of developing new games for previous and next-generation platforms;

•	releasing titles that failed to gain popularity and generate expected sales;

•	a tendency for retailers to stock only video games for which consumer demand is expected to be strongest; and

•	weakness in the home video game industry during the home console transition periods.

We may not become profitable despite our efforts.

If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

Our success depends on generating revenues from new products. The market for video game products is subject to continually changing consumer preferences and the frequent introduction of new products. As a result, video game products typically have short market lives spanning only three to 12 months. Our new products may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable. Our typical cost to develop a new game for the previous-generation of platforms has ranged from $4 million to $16 million. In addition, we estimate that the cost will range between $8 million and $32 million to develop next-generation platform games. If our new products, and in particular our frontline titles, fail to gain market acceptance, we may not have sufficient revenues to develop a continuous stream of new games, which we believe is essential to covering costs and achieving future profitability.

Product development schedules are long and frequently unpredictable, and we may experience delays in introducing new products, which may adversely affect our revenues.

The development cycle for our products is long, typically ranging from 12 to 36 months. We expect the development cycle for next-generation platforms to range from 24 to 36 months. In addition, the creative process inherent in video game development makes the length of the development cycle difficult to predict, especially in connection with products for a new hardware platform involving new technologies and development tools. As a result, we have from time to time in the past experienced, and may in the future experience, delays in product introductions. If an unanticipated delay affects the release of a video game, we may not achieve anticipated revenues for that game, for example, if the game is delayed until after an important selling season or after market interest in the subject matter of the game has begun to decline. A delay in introducing a new video game could also require us to spend more development resources to complete the game, which would increase our costs and lower our margins, and could affect the development schedule for future products.

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

If pricing of next-generation console software declines more rapidly than we expect, our revenues and margins would be adversely affected.

The majority of games for next-generation consoles are currently priced at $59.99 retail when they are first released and this is what we expect most of our next-generation console games to retail for when they launch in 2008. We expect the $59.99 price point to hold industry-wide for the majority of games that are similar to those we intend to release in 2008 and into 2009. If consumer unwillingness to support the $59.99 price point causes a more rapid drop in industry pricing or our competitors begin using lower price points as a competitive advantage, these events could cause more rapid erosion of pricing than we expect and our revenues and margins will be adversely affected.

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

Our credit facility with National Amusements, Inc. and the indenture for our $75 million 7.125% Convertible Senior Notes due 2026 (the “7.125% Notes”) limit our ability to finance operations, service debt or engage in other business activities that may be in our interest. Specifically, our credit facility or the 7.125% Notes indenture restrict our ability to, among other things:

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

Our credit facility also requires us to deliver periodic financial reports and projections satisfactory to the lender.

Our failure to comply with the obligations under our credit facility may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the credit facility, the 7.125% Notes and our $75 million 6.0% Convertible Senior Notes due 2025 (the “6.0% Notes,” together with the 7.125% Notes, the “Notes”). Our failure to comply with our obligations under the indentures for the Notes may also result in an event of default under our credit facility that could result in acceleration of the indebtedness under our credit facility. We cannot be certain that we will have sufficient funds available to pay any accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us.

Increased leverage may harm our results of operations and financial condition.

Our total consolidated debt as of December 31, 2007 was approximately $170.4 million and represents approximately 85% of our total capitalization as of that date. Our consolidated debt above includes the Notes at their stated amount of $150 million and has not been reduced for the $31,718,000 discount recorded on the 7.125% Notes or the $36,085,000 discount recorded on the 6.0% Notes. This amount also includes the $1,250,000 letters of credit outstanding at December 31, 2007. The indenture for the 6.0% Notes does not restrict our ability to incur additional indebtedness, and under specified circumstances under the indenture for the 7.125% Notes we may incur additional indebtedness.

Our level of indebtedness could have important consequences, because:

•	it could affect our ability to satisfy our debt and capital lease obligations;

•	a substantial portion of our cash flows from operations will be dedicated to interest and principal payments on our debt, thereby reducing our ability to fund operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	it may place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

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

On February 29, 2008 we completed a financing that will provide us with up to $90,000,00 of availability, however, if we continue to generate operating losses, our working capital and cash resources may not be adequate to allow us to implement our business strategies. As a result, we may need to seek capital in the future, including through the issuance of debt or equity securities, or through other financings. If we borrow additional funds, we likely will be obligated to make additional periodic dividend, interest or other debt service payments and may be subject to additional restrictive covenants. If we seek financing through the sale of equity securities, our stockholders would suffer dilution in their percentage ownership of common stock. Additionally, we are not certain that we would be able to raise additional capital in the future on terms acceptable to us or at all.

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

We sell our products for use on proprietary game platforms manufactured by other companies, including Microsoft, Nintendo and Sony. These companies can significantly affect our business because:

•	we may only publish our games for play on their game platforms if we receive a platform license from them, which is renewable at their discretion;

•	prices for platform licenses may be economically prohibitive;

•	we must obtain their prior review and approval to publish games on their platforms;

•	if the popularity of a game platform declines or if the manufacturer stops manufacturing a platform, does not meet the demand for a platform or delays the introduction of a platform in a region important to us, the games that we have published and that we are developing for that platform would likely produce lower sales than we anticipate;

•	these manufacturers control the manufacture of, or approval to manufacture, and manufacturing costs of our game discs and cartridges; and

•	these manufacturers have the exclusive right to (1) protect the intellectual property rights to their respective hardware platforms and technology and (2) discourage others from producing unauthorized software for their platforms that compete with our games.

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

Historically, approximately half of our total net revenues have been attributable to our five largest customers.

GameStop and Wal-Mart were our two largest customers in 2007. GameStop accounted for 14.9% of our total net revenues for 2007 while Wal-Mart accounted for 10.2% of our total net revenues for 2007. Wal-Mart and GameStop were our two largest customers in 2006. Wal-Mart accounted for 16.7% of our total net revenues for 2006 while GameStop accounted for 14.6% of our total net revenues for 2006. In 2007, 41.1% of our total net revenues was derived from our five largest customers and 53.7% was attributable to our ten largest customers. In 2006, 49.3% of our total net revenues was derived from our five largest customers and 64.4% was attributable to our ten largest customers.

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

Some of our games currently under development are being developed by third parties. The number of titles developed for us by third parties varies from quarter to quarter. We have less control over a game developed by a third party because we cannot control the developer’s personnel, schedule or resources. In addition, any of our third-party developers could experience a business failure, be acquired by one of our competitors or experience some other disruption. Any of these factors could cause a game not to meet our quality standards or expectations, or not to be completed on time or at all. If this happens with a game under development, we could lose anticipated revenues from the game or our entire investment in the game.

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

As of February 29, 2008, Sumner M. Redstone owns directly and indirectly through National Amusements, Inc. (“NAI”) and Sumco, Inc. (“Sumco”) for each of which he is the controlling stockholder, a total of 80,339,266 shares, or 87%, of our outstanding common stock, based on his most recent report on Form 4, as filed on February 8, 2007. Mr. Redstone is Chair of the board and Chief Executive Officer of NAI. NAI is the parent company of Viacom Inc. (“Viacom”). Mr. Redstone also is the Chair of the board of directors of Viacom. Mr. Redstone may acquire additional shares of our common stock at any time. Mr. Redstone’s spouse owns 17,500 shares of our common stock, for which Mr. Redstone disclaims beneficial ownership.

Through his ownership of our common stock, Mr. Redstone controls the outcome of all corporate actions that require the approval of our stockholders, including the election of our directors, adoption of employee compensation plans and transactions involving a change of control. Mr. Redstone’s daughter, Shari E. Redstone, is the Chair of our board of directors and the Non-Executive Vice-Chair of the board of directors of both Viacom and CBS Corporation (“CBS”), an affiliate of Viacom. Ms. Redstone also serves on the board of directors of NAI, where she is also the President, and is President of Sumco. As President of each of NAI and Sumco, Ms. Redstone has sole authority with respect to their investments in our company, including sole voting and investment power with respect to shares of our common stock. See the risk factor “Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes.” A member of our board of directors, Joseph A. Califano, Jr., also serves on the board of directors of CBS. Mr. Califano served on the Viacom board of directors from 2003 until the split of Viacom and CBS in 2005. Another member of our board of directors, Robert J. Steele, currently serves as Vice President — Strategy and Corporate Development for NAI. In addition, Mr. Redstone recommended the nomination of each member of our board of directors. Through his selection of and influence on members of our board of directors, Mr. Redstone has the ability to control our business strategies and policies.

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

Our board of directors has established a special independent committee, comprised of two independent directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates, to consider any proposed transactions with Mr. Redstone or any of his affiliates. If Mr. Redstone or his related parties consummates a “going private” transaction, it would constitute a fundamental change under the Notes, triggering an increase in the conversion rate to the Notes. In addition, if Mr. Redstone or his related parties sells or otherwise transfers their shares to a third party in a transaction that would constitute a change in control under the indentures to the Notes, it would also constitute a fundamental change under the Notes and the holders of these notes may require us to repurchase their notes upon such a fundamental change.

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

Charter provisions

Our certificate of incorporation and bylaws provide that:

•	directors may be removed only for cause by a majority of the votes cast at a meeting of the stockholders by holders of shares of our common stock entitled to vote;

•	any vacancy on our board of directors may be filled only by a vote of a majority of the remaining directors then in office;

•	stockholders may not act by written consent;

•	only the Chair or our board of directors by a majority vote may call special meetings of stockholders, and the only business permitted to be conducted at such special meetings is business brought before the meeting by or at the direction of our board of directors;

•	stockholders must follow an advance notice procedure for the submission of director nominations and other business to be considered at an annual meeting of stockholders;

•	either a majority vote of our board of directors or an affirmative vote of holders of at least 80% of our outstanding common stock entitled to vote is needed in order to adopt, amend or repeal our bylaws; and

•	either a majority vote of our board of directors or an affirmative vote of holders of at least 80% of our outstanding common stock entitled to vote is needed in order to amend or repeal the above provisions.

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

As of February 29, 2008, we had outstanding options to purchase an aggregate of 4,550,000 shares of common stock, and an additional 1,899,000 shares were reserved for future issuance under our stock option and incentive plans. Our stock options are generally exercisable for a period of nine years, beginning one year after the date of grant. Stock options are exercised, and the underlying common stock is generally sold, at a time when the exercise price of the options is below the market price of the common stock. Therefore, the exercise of these options generally has a dilutive effect on our common stock outstanding at the time of sale that could decrease our earnings per share. Exercises also may have an adverse effect on the market price of our common stock. Even the potential for the exercise of a large number of options with an exercise price significantly below the market price may depress the future market price of our common stock.

The Notes are convertible at any time into shares of our common stock, at the holder’s option, at the then-applicable conversion price. Conversion of the Notes generally will have a dilutive effect on our common stock outstanding at the time of conversion that could decrease our earnings per share and also may have an adverse effect on the market price of our common stock.

In addition, our board of directors has broad discretion with respect to the issuance of 75,972,000 authorized but unissued shares of common stock, 1,215,000 treasury shares and 5,000,000 authorized but unissued shares of preferred stock, subject to applicable New York Stock Exchange (“NYSE”) rules and agreements with our lenders. Our board of directors may decide to issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity and to compensate our employees and executives.

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

Our principal corporate office is located at 2704 West Roscoe Street, Chicago, Illinois. Our design and development studios are located in facilities in San Diego, California; Seattle, Washington; Austin, Texas; Moorpark, California; Chicago, Illinois; and Newcastle, England. We principally conduct our marketing operations out of our offices in Chicago, Illinois; London, England; Paris, France and Munich, Germany. We principally conduct our sales operations out of our offices in San Diego, California; London, England, Munich, Germany and Paris, France. We use a third party warehouse and distribution facility, managed by Technicolor Home Entertainment Services, Inc., located in Livonia, Michigan. With the exception of our principal corporate office and some surrounding parking lots, all of our properties are leased. See Note 13 to our consolidated financial statements for information regarding our lease commitments.

We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements.

Item 3.	Legal Proceedings.

We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings at December 31, 2007.

Beginning on June 1, 2007 two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. The complaints allege that, between April 2005 and the present, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway. On December 13, 2007, the Court dismissed the Zucker v. Powell, et al. lawsuit as duplicative of the Rosenbaum Capital LLC v. Zucker lawsuit, which remains pending. On February 22, 2008, Rosenbaum Capital filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. Defendants’ response to the Amended Complaint is currently due on April 22, 2008.

Beginning on July 6, 2007 a number of putative securities class actions were filed against Midway, Steven M. Allison, James R. Boyle, Miguel Iribarren, Thomas E. Powell and David F. Zucker in the United States District Court, Northern District of Illinois. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 4, 2005 and May 24, 2006 (the “Class Period”). Plaintiffs allege that defendants made a series of misrepresentations and omissions about Midway’s financial well-being and prospects concerning its financial performance, including decisions regarding reductions in force, our need to seek additional capital, and decisions by Sumner Redstone and his related parties with respect to their ownership or trading of our common stock, that had the effect of artificially inflating the market price of the Company’s securities during the Class Period. Plaintiffs also claim that defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs seek to recover damages on behalf of all purchasers of our common stock during the Class Period. The actions have all been consolidated, and on October 16, 2007, the Court appointed lead plaintiffs and lead counsel. Lead plaintiffs filed a Consolidated Amended Complaint on December 17, 2007, making the same allegations and asserting the same claims. Midway and the individual defendants filed motions to dismiss the Consolidated Amended Complaint in its entirety on February 15, 2008. Plaintiffs’ response to the motions is due on March 20, 2008 and the defendants have until April 8, 2008 to file replies. No class has been certified and discovery has not begun.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter during the fourth quarter of 2007 to a vote of our stockholders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades publicly on the NYSE under the symbol “MWY”. The following table shows the high and low closing sale prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low

2006
First Quarter	$18.17	$9.22
Second Quarter	$10.45	$5.88
Third Quarter	$10.65	$8.40
Fourth Quarter	$9.18	$6.94
2007
First Quarter	$7.69	$5.93
Second Quarter	$7.52	$6.00
Third Quarter	$6.52	$4.25
Fourth Quarter	$4.37	$2.05
2008
First Quarter (through February 29, 2008)	$2.54	$2.00

On February 29, 2008, there were approximately 800 holders of record of our common stock.

Dividends. No cash dividends with respect to our common stock were declared or paid during 2007 or 2006. We plan to retain any earnings to fund the operation of our business. In addition, under our agreement with our lender, we are prohibited from paying cash dividends on our common stock. Although the terms of the 7.125% Notes do not prohibit our ability to declare or pay dividends on our common stock, the payment of dividends may result in an adjustment to the conversion rate of the 7.125% Notes.

Corporate Performance Graph. The following graph compares, for the period beginning December 31, 2002 and ending December 31, 2007, the percentage change during each period ending on the dates shown below in cumulative total stockholder return on our common stock with that of (1) the Standard and Poor’s 500 Stock Index (“S&P 500”) and (2) the Standard and Poor’s Leisure Time Index (“S&P Leisure”). The graph assumes an investment of $100 on December 31, 2002 in our common stock and $100 invested at that time in each of the indices and the reinvestment of dividends where applicable.

Comparison of Cumulative Five Year Total Return

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Midway	$100	$93.05	$251.80	$454.92	$167.39	$66.19
S&P 500	$100	$128.68	$142.69	$149.70	$173.34	$182.86
S&P Leisure	$100	$125.14	$139.39	$122.87	$154.31	$128.77

Recent Sales of Unregistered Securities. None

Issuer Repurchases.  None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. There were no purchases of our common stock by, or on behalf of, the Company or affiliated purchasers during the fourth quarter ended December 31, 2007. On Mr. Redstone’s most recent report on Form 4, filed on February 8, 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of this transaction.

Item 6.	Selected Financial Data.

The following table sets forth our selected operating data and balance sheet data as of the dates and for the periods indicated. The selected financial data for the periods shown below have been derived from our audited consolidated financial statements included in this report and in our previous Annual Reports on Form 10-K.

	Years Ended December 31,
	2007	2006	2005		2004		2003
	(In thousands, except per share amounts)

SELECTED OPERATING DATA
Net revenues
Total net revenues	$157,195	$165,574	$150,078		$161,595		$92,524
Gross profit (loss)	10,382	29,360	18,014		57,578		(20,781	)(5)
Operating loss	(78,394)	(71,979)	(108,516	)(2)	(25,045)		(115,975	)(6)
Loss before income taxes	(100,344)	(76,137)	(111,226)		(18,631	)(4)	(113,963)
Provision (benefit) for income taxes(1)	(752)	1,646	1,261		1,314		1,264
Net loss	(99,592)	(77,783)	(112,487)		(19,945)		(115,227)
Preferred stock dividends:
Distributed	—	—	282		1,884		1,455
Imputed	—	—	6		2,915	(7)	1,252
Loss applicable to common stock	$(99,592)	$(77,783)	$(112,775)		$(24,744)		$(117,934)
Basic and diluted loss per share of common stock	$(1.09)	$(0.86)	$(1.30)		$(0.34)		$(2.43)
Average number of shares outstanding	91,167	90,708	86,937		72,421		48,486
SELECTED BALANCE SHEET DATA
Total assets	$213,361	$254,061	$248,263		$242,317		$125,449
Working capital	69,117	129,750	136,722		141,894		50,669
Long-term obligations, excluding redeemable convertible preferred stock	112,960 (3)	155,420 (3)	90,814	(3)	17,391		19,081
Redeemable convertible preferred stock	—	—	—		4,453		32,156
Stockholders’ equity	29,081	52,707	115,445		187,017		47,893

(1)	From January 1, 2001 through December 31, 2006, we did not provide for an income tax benefit due to the recording of a full valuation allowance on our deferred tax assets in the periods subsequent to December 31, 2000. We continue to maintain a full valuation allowance at December 31, 2007 for our domestic deferred tax assets. However, we released the valuation allowance on all of our foreign operations except Australia as of December 31, 2007.

(2)	During 2005, we incurred restructuring and other charges totaling $10.8 million related to the closing of our Adelaide, Australia development studio. See Note 12 to the consolidated financial statements.

(3)	We completed two separate $75 million convertible senior note issuances in 2005 and 2006. During 2006 and 2007, we recorded conversion rate adjustments on these note issuances. See Note 8 to the consolidated financial statements.

(4)	Loss before income taxes for 2004 includes a $5.0 million gain from the settlement of liabilities with our former parent, WMS Industries Inc (“WMS”). Also during 2004, we recorded a $1.8 million reduction of expenses previously recorded in 2003 related to legal proceedings.

(5)	During 2003, $33.2 million of charges related to the writedown of capitalized product development costs are included in cost of sales.

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

(7)	During 2004, we accelerated recognition of imputed (non-cash) preferred stock dividends related to the conversion of redeemable convertible preferred stock into shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We have one operating segment, developing and publishing interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and PCs to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms and handheld devices, including Sony’s PlayStation 2 (“PS2”), PlayStation 3 (“PS3”) and PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; Nintendo’s GameCube (“NGC”), Wii, Game Boy Advance (“GBA”), and the Nintendo DS (“DS”); and also for PCs. Most of our video games currently have suggested retail prices on the initial release date in North America ranging from $19.99 to $59.99 for home console games, $19.99 to $39.99 for handheld games and $19.99 to $49.99 for PC games. Most of our video games currently have suggested retail prices on the initial release date in international markets ranging from $20.00 to $100.00 for home console games, $40.00 to $60.00 for handheld games and $40.00 to $80.00 for PC games. We are currently developing games for all of the next-generation home console platforms, including the PS3, the Xbox 360 and the Wii. We released our first video games for the next-generation home console platforms in the fourth quarter of 2006, including Blitz: The League for the Xbox 360 and a number of children’s titles for the Nintendo Wii. During the fourth quarter of 2007, we released our first video games for the PS3, including Stranglehold and Unreal Tournament 3. Retail price ranges for our frontline next-generation video games on the initial release date have increased from those for our previous-generation platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.

We have experienced annual operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we refocused our product strategy as we entered the current home console transition period in an effort to return to profitability. Our current product strategy includes the following: (i) build games that leverage our proven intellectual properties and franchises; (ii) build over-the-top sports games; (iii) continue to develop appealing games for mature gamers; (iv) expand our game development in the PC and children’s market to help us bridge through the console transition; and (v) gain market share in the next-generation home console cycle with the development of high-potential ambitious, mass-market next-generation games. Prime examples of some of these are the 2007 releases of Stranglehold, our first multi-genre action game title for the Xbox 360, PS3, and PC; Unreal Tournament 3, the latest installment of the award-winning Unreal Tournament franchise for the PS3 and PC; and The Lord of the Rings Online: Shadows of Angmar for the PC. We increased our focus on the development of PC games with our release of four titles for the PC in 2005, six titles in 2006 and five more titles in 2007. We also re-entered the children’s game market in 2005 and released a number of licensed children’s titles during 2006 and 2007. Finally, we believe that the more ambitious, mass-market next-generation games will continue to be very successful as the next-generation consoles become more established in the market. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. These types of games became increasingly popular in the current home console cycle, and we expect this trend to continue with the more advanced hardware in the next-generation home console platforms. We have invested significant resources into the development of these types of games and expect to continue to release games for next-generation consoles in 2008.

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

New Platform Cycle — The previous-generation of game platforms includes the following home consoles: the PS2, released in 2000, and the GameCube and the Xbox, each released in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released their next-generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Sony also released their next-generation home console platform, the PS3, in November 2006 in both the U.S. and Japan and in March 2007 in Europe. We are currently selling and developing video games for all of these new platforms. As we exit the home console transition period, our future revenues and operating results could continue to be negatively impacted.

Decreasing Revenues and Selling Prices — At the end of each cycle, when the introduction of a new generation of home game consoles is announced, net revenues related to the older generation of platforms and games generally diminish, as consumers defer and decrease purchases in anticipation of the new platforms and games, and video game developers lower prices on games for the older generation of platforms. Our net revenues for 2007 decreased 5.1% compared to net revenues for 2006 due primarily to a decrease in the total number of video games we released in 2007 compared to 2006 and a 23.9% decrease in the number of units sold. However, our per-unit net selling price increased 24.8% from 2006 to 2007 due largely to the release of game titles for the next-generation consoles. Industry-wide North American retail unit and dollar sales continued to decline for the previous-generation of home consoles and related software during all of 2007 compared to 2006. We expect this trend to continue and our future revenues could continue to be negatively affected until we release more video games for the next-generation consoles.

For each of the four quarters of 2007, total industry-wide North American retail unit and dollar sales for software on all consoles, both previous and next-generation combined, have increased over the same quarters in 2006 as more next-generation consoles reach the marketplace and spending on next-generation products increases.

Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. We believe our strategy of growing our internal product development resources will facilitate an efficient cost structure for development of video games for the next-generation of consoles because we will be able to share and reuse as opposed to recreating technologies and developed assets across our internal studios. However, we expect that video games for the next-generation consoles will be more costly and take longer to develop. Specifically, we expect the development cycle for video games for the next-generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the previous-generation of consoles of 12 to 36 months. We expect our costs related to developing titles on the next-generation of consoles will generally range between $8 million to $32 million per title, which represents a substantial increase in costs incurred to develop previous-generation titles, which have ranged from $4 million to $16 million.

Handheld Market

In November 2004, Nintendo launched a dual-screened, portable game system, the DS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. We released our first games for the PSP and DS in the fourth quarter of 2005 and fourth quarter of 2006, respectively. We have devoted more resources toward the handheld market as it continues to become a larger part of the video game industry in recent years. During 2007, we released one title for the PSP, Hot Brain, and six titles for the DS including The Bee Game, Touchmaster, Ultimate Mortal Kombat and Foster’s Home for Imaginary Friends: Imagination Invaders.

PC Market

We generated increased revenues from games played on the PC in recent years and anticipate revenues from PC titles to increase in the future. We launched The Lord of the Rings Online: Shadows of Angmar, Stranglehold and Unreal Tournament 3 along with a number of additional titles throughout 2007. Our future releases are expected to include our previously announced video games, The Wheelman, starring Vin Diesel, and This Is Vegas, both scheduled for release in 2008, along with additional scheduled releases of PC titles in 2008 and beyond.

Children’s Market

During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. Video game sales for the children’s market had historically performed well, particularly on the older video game consoles and the handheld platforms, during a console transition period. We released the first title under these agreements, Ed, Edd n’ Eddy, in the fourth quarter of 2005. In 2006, we released three titles under these agreements: The Ant Bully, The Grim Adventures of Billy & Mandy and Happy Feet, and in 2007 we released one more title under these agreements for the children’s market: Foster’s Home for Imaginary Friends: Imagination Invaders.

Strategic Alliances

During 2005, we announced a strategic relationship with MTV Networks to jointly market three video game titles and collaborate on soundtrack development for two of these titles. L.A. RUSH, released in the fourth quarter of 2005 on the PS2 and Xbox, was the first of the three titles to be released under the relationship. The second title under the MTV alliance, The Wheelman, featuring the talents of Vin Diesel, is scheduled for release in 2008. This alliance with MTV is expected to help increase the overall marketing reach and exposure of our titles released under the agreement.

MTV is a subsidiary of Viacom Inc. Our largest stockholder, Sumner M. Redstone, serves as Executive Chair of the board of directors of Viacom and is the Chair of the board of directors and Chief Executive Officer of National Amusements, Inc. (“NAI”). NAI is the parent company of Viacom. See Note 15 to the consolidated financial statements for transactions with MTV and other entities controlled by Mr. Redstone.

Also during 2005, we announced a licensing agreement to release future video games based upon TNA Entertainment’s Total NonStop Action Wrestling, a professional wrestling alternative which airs weekly television programs and monthly pay-per-view specials. TNA iMPACT! is scheduled to be released in 2008.

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

Issuance of Convertible Senior Notes

In 2005 and 2006 we completed private placements of convertible senior notes to fund general corporate expenditures. The first issuance was $75 million of 6.0% convertible senior notes due 2025 resulting in net proceeds of approximately $72.3 million, and the second issuance consisted of $75 million of 7.125% convertible senior notes due 2026 resulting in net proceeds of approximately $72.7 million. See Note 8 to the consolidated financial statements for details on the Notes.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment (“No. 123R”), which requires that compensation cost relating to share-based payment transactions, including grants of stock options to employees, be recognized in financial statements based on the fair value of the award on its grant date. We adopted the provisions of SFAS No. 123R on January 1, 2006. Prior to January 1, 2006, we disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amounts in a note to the consolidated financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure is no longer an alternative.

On January 1, 2006, we adopted the modified-prospective application method allowed under SFAS No. 123R which requires compensation cost to be recognized for all stock awards issued subsequent to adoption, as well as the unvested portion of awards outstanding on the date of adoption. Prior to January 1, 2006, we accounted for stock-based awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The adoption of SFAS No. 123R resulted in the recognition of $3,519,000 of compensation cost related to stock options during 2006. The modified-prospective application method does not impact the financial results of our previously reported periods. During 2006, we also recognized $2,603,000 of compensation cost related to previously issued restricted shares of our common stock which also would have been recognized under the provisions of APB 25. As of December 31, 2007, we had $2,602,000 of total unrecognized compensation cost related to all share-based awards, excluding performance-based restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of less than two years. We also had performance-based restricted stock awards outstanding at December 31, 2007 previously granted to key members of management. These awards could result in a maximum of $3,475,000 of compensation expense in future periods should the maximum performance conditions be achieved. Such compensation expense, if any, could be recognized during the period from January 2008 through March 2009. Recognition of this expense in future periods is dependent upon the assessment as to whether the achievement of the performance conditions is probable at the end of each reporting period.

We made no modifications to outstanding share-based payment arrangements in conjunction with the adoption of SFAS No. 123R.

See Note 11 to the consolidated financial statements for details on stock-based compensation and the impact of SFAS No. 123R.

Majority Stockholder

Sumner M. Redstone, our largest stockholder, last reported his aggregate beneficial holdings on February 8, 2007 in filings made with the SEC. Mr. Redstone’s aggregate beneficial holdings approximated 87% of our outstanding voting securities as of December 31, 2007. As the majority voting stockholder of Midway, Mr. Redstone and his related parties can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone and his related parties were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone is the Chair of the board and Chief Executive Officer of National Amusements, Inc. NAI is the parent company of Viacom Inc. (“Viacom”). Midway formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, comprised of two directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, Inc., a corporation of which Mr. Redstone indirectly owns a controlling interest. In February 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of these transactions. See “Item 1A. Risk Factors — Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” and

“— Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes” for further discussion.

See Note 15 to the consolidated financial statements for transactions with entities controlled by Mr. Redstone.

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

Revenue recognition

We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed or determinable and collectibility of the customer receivable is probable. Generally, these conditions are met upon delivery of the product to the customer. We do not provide any significant customization of software or postcontract customer support. If consumer demand for a product falls below expectations, we often grant price protection to spur further sales and sometimes accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts.

Price protection, returns and discounts

We grant price protection or discounts to, and sometimes allow product returns from, our customers. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. Price protection refers to credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted, and (k) other relevant factors. Sell-through refers to consumer purchases of our product at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we will incur additional charges.

During 2007, 2006 and 2005, we recorded provisions for price protection, returns and discounts of $45,989,000, $33,900,000 and $26,650,000, respectively. Such amounts are reflected as a reduction of revenues. Our accounts receivable balance is reported net of an allowance for estimated future price protection and discounts to be issued and estimated future product returns to be accepted from sales made prior to the balance sheet date. At December 31, 2007 and 2006, our allowances for price protection, returns and discounts were $32,160,000 and $18,093,000, respectively. We believe these allowances are adequate based on historical experience and our current estimate of future price protection, returns and discounts.

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

During 2007, 2006 and 2005 we recorded provisions for doubtful accounts of $320,000, $241,000 and $692,000, respectively. Our accounts receivable balance is reported net of an allowance for doubtful accounts from sales made prior to the balance sheet date. At December 31, 2007 and 2006, our allowances for doubtful accounts were $350,000 and $1,315,000, respectively. We believe this allowance is adequate based on historical experience and our current estimate of doubtful accounts.

Capitalized product development costs

Our capitalized product development costs consist of software development costs for video games that will be sold. We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed by us when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs for that product are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability of such technology to us. After a product is released for sale, the capitalized product development costs are amortized to expense based on the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game. This expense is recorded as a component of cost of sales.

We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized costs for products that are cancelled are expensed in the period of cancellation. In addition, a charge to cost of sales is recorded when our forecast for a particular game indicates that unamortized capitalized costs exceed the estimated future net realizable value of that asset. The estimated future net realizable value is the estimated future revenues from that game reduced by the estimated future cost of completing and selling the game. If a revised game sales forecast is less than management’s current game sales forecast, or if actual game sales are less than management’s forecast, it is possible we could accelerate the amortization of software development costs previously capitalized. In this event, subsequent amortization of capitalized product development costs for a game is based on the ratio of current period sales to the previous period’s project future revenue. As a result, the forecasted sales for a given game are a sensitive factor in this calculation. Critical factors evaluated in estimating forecasted sales include, among other things: historical sales of similar titles, pre-launch awareness, game ratings from publications and websites, current demand and sell-through rates. Management judgments and estimates are used in the assessment of when technological feasibility is established and in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in materially different reported amounts of capitalized product development costs, research and development expense or cost of sales.

During 2007, 2006 and 2005, we recorded capitalized product development cost impairment charges in cost of sales and, where appropriate, restructuring and other charges of $11,136,000, $1,696,000 and $14,689,000, respectively. Our total capitalized product development costs balances at December 31, 2007 and 2006 were $54,199,000 and $41,613,000, respectively. We believe our capitalized product development costs balance at December 31, 2007 is recoverable from future revenue activity.

Goodwill

In accordance with SFAS No. 142, we evaluate whether any event has occurred which might indicate that the carrying value of goodwill is impaired. In addition, SFAS No. 142 requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test. We use October 1 as our annual measurement date and use market capitalization as an initial indicator of our fair value. We completed our annual impairment test on October 1, 2007 and found no impairment of goodwill.

The carrying amount of goodwill at December 31, 2007 and 2006 was $41,307,000 and $41,273,000, respectively. Future goodwill impairment tests may result in a material charge to earnings if, for example, our enterprise fair value falls below our net book value.

Valuation of deferred tax assets

We record a valuation allowance to reduce our deferred tax assets to the net amount we expect to realize in future periods. Our deferred tax assets result primarily from tax loss carryforwards. The amount of tax loss carryforward expected to be used within the carryforward period is limited to sources of future taxable income that are more likely than not to be generated within the carryforward period. The valuation allowance recorded is a reduction to the deferred tax asset, with a corresponding charge to the statement of operations. In the event we determine that we will realize our deferred tax asset in the future in excess of our net recorded amount, an increase to the net deferred tax asset would be recorded in the period such determination was made. Generating taxable income in subsequent periods and changes in estimates of future taxable income could affect the amounts of the net deferred tax assets and valuation allowances. Because of our history of losses in recent years, through 2006 we recorded valuation allowances against our net deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets relating to our foreign operations. Thus, we released the valuation allowance recorded against all of the deferred tax assets of our foreign entities except Australia. At December 31, 2007 and 2006, we had valuation allowances of $193,329,000 and $185,546,000, respectively. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code of 1986, as amended, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. See Note 7 to the consolidated financial statements for more information.

Results of Operations

The following table sets forth our operating results in dollars and expressed as a percentage of net revenues for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007		2006		2005
	(Dollars in thousands)

Net revenues	$157,195	100.0%	$165,574	100.0%	$150,078	100.0%
Cost of sales:
Product costs and distribution	56,413	35.9	67,331	40.7	56,212	37.5
Royalties and product development	90,400	57.5	68,883	41.6	75,852	50.5

Total cost of sales	146,813	93.4	136,214	82.3	132,064	88.0

Gross profit	10,382	6.6	29,360	17.7	18,014	12.0
Research and development expense	25,373	16.1	37,022	22.4	39,693	26.4
Selling and marketing expense	42,960	27.3	43,150	26.1	57,189	38.1
Administrative expense	21,226	13.5	21,297	12.8	18,864	12.6
Restructuring and other charges	(783)	(0.5)	(130)	(0.1)	10,784	7.2

Operating loss	(78,394)	(49.8)	(71,979)	(43.5)	(108,516)	(72.3)
Interest income	2,313	1.5	4,384	2.7	2,449	1.6
Interest expense	(27,165)	(17.3)	(11,241)	(6.8)	(3,119)	(2.1)
Other income (expense), net	2,902	1.8	2,699	1.6	(2,040)	(1.3)

Loss before income taxes	(100,344)	(63.8)	(76,137)	(46.0)	(111,226)	(74.1)
Provision (benefit) for income taxes	(752)	(0.5)	1,646	1.0	1,261	0.8

Net loss	(99,592)	(63.3)	(77,783)	(47.0)	(112,487)	(74.9)
Preferred stock dividends:
Distributed	—	—	—	—	282	0.2
Imputed	—	—	—	—	6	—

Loss applicable to common stock	$(99,592)	(63.3)%	$(77,783)	(47.0)%	$(112,775)	(75.1)%

We seek to develop video games that are action-packed and exciting and then market these games to a broad audience in order to attract a loyal fan-base. We hope to create titles that will sell at least one million copies worldwide. Since 2002, we released the following titles that have exceeded one million units in sales:

Video Game Title	Year Released

Unreal Tournament 3	2007
Stranglehold	2007
Rampage: Total Destruction	2006
Happy Feet	2006
Mortal Kombat: Armageddon	2006
Blitz: The League	2005
Mortal Kombat: Shaolin Monks	2005
Mortal Kombat: Deception	2004
NBA Ballers	2004
Midway Arcade Treasures	2003
Mortal Kombat: Deadly Alliance	2002

2007 Compared with 2006

The following table provides a comparison of operating results from year-to-year (dollars in thousands):

		Years Ended December 31,
	See		% of Net		% of Net	Increase/
	Explanation	2007	Revenues	2006	Revenues	(Decrease)	% Change

Consolidated net revenues	A	$157,195	100.0%	$165,574	100.0%	$(8,379)	(5.1)%
North American net revenues	B	96,700	61.5%	124,112	75.0%	(27,412)	(22.1)%
International net revenues	C	60,495	38.5%	41,462	25.0%	19,033	45.9%
Cost of sales:
Product costs and distribution	D	56,413	35.9%	67,331	40.7%	(10,918)	(16.2)%
Royalties and product development	E	90,400	57.5%	68,883	41.6%	21,517	31.2%
Research and development expense	F	25,373	16.1%	37,022	22.4%	(11,649)	(31.5)%
Selling and marketing expense	G	42,960	27.3%	43,150	26.1%	(190)	(0.4)%
Administrative expense	H	21,226	13.5%	21,297	12.8%	(71)	(0.3)%
Restructuring and other charges (benefits)	I	(783)	(0.5)%	(130)	(0.1)%	653	502.3%
Interest income	J	2,313	1.5%	4,384	2.7%	(2,071)	(47.2)%
Interest expense	K	(27,165)	(17.3)%	(11,241)	(6.8)%	15,924	141.7%
Other income, net	L	2,902	1.8%	2,699	1.6%	203	7.5%
Provision for income taxes	M	(752)	(0.5)%	1,646	1.0%	(2,398)	(145.7)%

A.	Consolidated Net Revenues

The following table sets forth our total consolidated net revenues by platform for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2007		2006

Sony PlayStation 3	$26,811	17.1%	$—	—%
Microsoft Xbox 360	45,555	29.0	3,469	2.1
Nintendo Wii	15,762	10.0	11,456	6.9
Sony PlayStation 2	12,843	8.2	75,955	45.8
Microsoft Xbox	834	0.5	14,602	8.8
Nintendo GameCube	875	0.6	11,184	6.8
Sony PlayStation Portable	3,769	2.4	13,845	8.4
Nintendo DS	13,138	8.4	9,870	6.0
Nintendo Game Boy Advance	1,680	1.1	9,417	5.7
Personal Computer	30,961	19.7	9,307	5.6
Royalties and other	4,967	3.0	6,469	3.9

Total Consolidated Net Revenues	$157,195	100.0%	$165,574	100.0%

The decrease in net revenues was primarily attributable to a 23.9% decrease in unit sales volume, partially offset by a 24.8% increase in our per-unit net selling price. The decrease in our unit sales volume was largely due to split release shipments of Xbox 360 and PlayStation 3 titles in both North America and internationally. The increase in our per-unit net selling price was due to the next-generation releases of Stranglehold, Blacksite: Area 51, and

Unreal Tournament 3. These titles had a higher average initial selling price than our previous-generation title releases in 2006. See Item 1 of this report for a listing of video game titles that we released for sale by platform and territory.

B.	North American Net Revenues

In North America we released 21 new video games in 2007 compared to 35 new video games in 2006. Our top three selling titles in North America for 2007, representing $49,618,000 of current period net revenues, included Stranglehold, Unreal Tournament 3, and Blacksite: Area 51. Our top three selling titles of 2006, representing $55,974,000 of net revenues, included Mortal Kombat: Armageddon, Happy Feet, and Rampage: Total Destruction. North American net revenues also included royalties and other revenues for the twelve months ended December 31, 2007 and 2006.

C.	International Net Revenues

The increase in international net revenues is due in part to the opening of a new sales center in France. Internationally we released 17 new video games in 2007 compared to 23 video games in 2006. Our top three selling titles internationally for 2007, representing $35,816,000 of current period net revenues, included the current year releases of Stranglehold, Unreal Tournament 3, and Blacksite: Area 51. Our top three selling titles internationally for 2006, representing $23,024,000 of net revenues, included Happy Feet, Rise & Fall: Civilizations at War and Mortal Kombat: Armageddon.

D.	and E. Cost of Sales

Product Costs and Distribution

Product costs and distribution decreased primarily as a result of a 23.9% decline in unit sales volume, partially offset by a 10.1% increase in our per-unit disk costs. The decline in our unit sales volume was largely due to split release shipments of Xbox 360 and PlayStation 3 titles in both North America and internationally. The disk costs include royalties payable to the platform manufacturers. We sold console games with a higher average retail price upon first release in 2007 compared to 2006, for which we are charged a higher royalty by platform manufacturers.

Royalties and Product Development

The increase in royalties and product development costs was primarily attributable to higher product development costs for certain video games released in 2007 compared to those released in 2006 and an increase in amortization and writedowns of capitalized product development costs in 2007 compared 2006. We recorded $11,136,000 of total writedowns for certain future and current releases in 2007 compared to a $1,696,000 writedown in 2006. Also, royalty expense incurred on our video games sold increased $12,046,000 from $11,310,000 in 2006 to $23,356,000 in 2007. The increase is due primarily to licensing fees incurred on the 2007 releases of Unreal Tournament 3, Stranglehold, and Lord of the Rings Online: Shadows of Angmar versus titles released in 2006.

Amortization and writedowns of capitalized product development costs were as follows:

	Years Ended December 31,
Description	2007	2006

Amortization of capitalized product development costs	$55,092,000	$53,628,000
Writedowns related to future releases	8,732,000	—
Writedowns related to current releases	2,404,000	1,696,000

Total	$66,228,000	$55,324,000

F.	Research and Development Expense

Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Years Ended December 31,
Description	2007	2006

Gross research and development costs	$104,187,000	$106,364,000
Research and development costs capitalized	(78,814,000)	(69,342,000)

Research and development expense	$25,373,000	$37,022,000

The increase capitalized research and development costs is primarily due to more titles reaching technological feasibility in 2007 and increased production costs demanded by our next-generation titles. In 2007, we capitalized $73,563,000 in product development costs for 14 next-generation titles, while in 2006, we capitalized $33,642,000 in product development costs for 7 next-generation titles.

G.	Selling and Marketing Expense

Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Selling and marketing expense remained relatively consistent from 2006 to 2007.

H.	Administrative Expense

Administrative expense remained relatively stable from 2006 to 2007. Significant changes include a $909,000 increase in directors’ fees, from $660,000 in 2006 to $1,569,000 in 2007, and a $670,000 increase in insurance, from $954,000 in 2006 to $1,624,000 in 2007. Offsetting these increases is a $1,717,000 decrease in stock compensation expense, from $2,906,000 in 2006 to $1,189,000 in 2007, which is primarily due to the Chief Executive Officer’s remaining unvested stock options becoming fully vested in May 2007.

I.	Restructuring and Other Charges (Benefits)

In 2005 we incurred restructuring costs incurred to close our Adelaide, Australia facility and consolidate certain product development operations to our other development studios. Restructuring and other charges (benefits) in 2007 and 2006 represent net adjustments from estimated costs incurred from the 2005 restructuring plan. For further details regarding our restructuring activities see “Overview” above and Note 12 to the consolidated financial statements. Restructuring and other charges (benefits) incurred were as follows:

	Years Ended December 31,
Description	2007	2006

Reversals of previously accrued charges, net	(783,000)	(130,000)

Total	$(783,000)	$(130,000)

J.	Interest Income

The decrease in interest income from 2006 to 2007 for the twelve months ended December 31 was primarily attributable to lower average cash balances.

K.	Interest Expense

The increase in interest expense was due primarily to interest expense incurred on the issuance of our 6.0% Notes completed in September 2005 and the 7.125% Notes completed in May 2006 which are discussed in “Overview — Issuance of Convertible Senior Notes” above and Note 8 to the consolidated financial statements. In addition, the increase in interest expense was primarily due to the amortization of discounts associated with beneficial conversion features of the 6.0% and 7.125% Notes ($13,148,000 of the increase) and coupon interest on the 7.125% Notes ($2,212,000 of the increase). The 7.125% Notes were outstanding for the entire twelve months during 2007, compared to seven months during 2006. See Note 8 to the consolidated financial statements for an explanation of the accounting for these discounts and the subsequent amortization.

We also have a term loan with a balance of $19,167,000 and $6,944,000 at December 31, 2007 and 2006, respectively. On June 29, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) with Wells Fargo Foothill, Inc. (“WFF”) which replaced our existing loan and security agreement with WFF. See Note 6 to the consolidated financial statements for details on our Amended LSA. In June 2007, the Amended LSA provided us with $14,722,000 of cash proceeds as our term loan was increased from a remaining principal balance of $5,278,000 to $20,000,000. The additional principal balance caused interest expense to increase $427,000 on the term loan from 2006 to 2007. Included in interest expense is amortization related to deferred financing costs incurred in issuing the Notes, which totaled $1,304,000 and $1,065,000 in 2007 and 2006, respectively.

L.	Other Income, net

Other income, net primarily includes $2,751,000 and $2,670,000 of foreign currency transaction gains during 2007 and 2006, respectively.

M.	Provision for Income Taxes

For the years ended December 31, 2007 and 2006, we recorded a benefit for income taxes of $752,000 and a provision for income taxes of $1,646,000, respectively. The change is primarily due to the 2007 release of foreign valuation allowances. Because of our history of losses in recent years, through 2006 we recorded valuation allowances against our net deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets relating to our foreign operations. Thus, we released the valuation allowances recorded against all of the deferred tax assets of our foreign entities except Australia. The release of the valuation allowances resulted in a current year income tax benefit of $2,842,000. Partially offsetting the 2007 tax benefit was income tax expense of $1,313,000 relating to an increase in the difference between book and tax basis of goodwill and $777,000 of current income tax expense in foreign jurisdictions.

2006 Compared with 2005

The following table provides a comparison of operating results from year-to-year (dollars in thousands):

		Years Ended December 31,
	See		% of Net		% of Net	Increase/
	Explanation	2006	Revenues	2005	Revenues	(Decrease)	% Change

Consolidated net revenues	A	$165,574	100.0%	$150,078	100.0%	$15,496	10.3%
North American net revenues	B	124,112	75.0%	118,285	78.8%	5,827	4.9%
International net revenues	C	41,462	25.0%	31,793	21.2%	9,669	30.4%
Cost of sales:
Product costs and distribution	D	67,331	40.7%	56,212	37.5%	11,119	19.8%
Royalties and product development	E	68,883	41.6%	75,852	50.5%	(6,969)	(9.2)%
Research and development expense	F	37,022	22.4%	39,693	26.4%	(2,671)	(6.7)%
Selling and marketing expense	G	43,150	26.1%	57,189	38.1%	(14,039)	(24.5)%
Administrative expense	H	21,297	12.8%	18,864	12.6%	2,433	12.9%
Restructuring and other charges (benefits)	I	(130)	(0.1)%	10,784	7.2%	(10,914)	(101.2)%
Interest income	J	4,384	2.7%	2,449	1.6%	1,935	79.0%
Interest expense	K	(11,241)	(6.8)%	(3,119)	(2.1)%	(8,122)	260.4%
Other (expense) income, net	L	2,699	1.6%	(2,040)	(1.3)%	4,739	(232.3)%
Provision for income taxes	M	1,646	1.0%	1,261	0.8%	385	30.5%
Preferred stock dividends	N	—	0.0%	288	0.2%	(288)	(100.0)%

A.	Consolidated Net Revenues

The following table sets forth our total consolidated net revenues by platform for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2006		2005

Microsoft Xbox 360	$3,469	2.1%	$—	—%
Nintendo Wii	11,456	6.9	—	—
Sony PlayStation 2	75,955	45.8	77,590	51.7
Microsoft Xbox	14,602	8.8	51,570	34.4
Nintendo GameCube	11,184	6.8	5,452	3.6
Sony PlayStation Portable	13,845	8.4	1,729	1.2
Nintendo DS	9,870	6.0	—	0.0
Nintendo Game Boy Advance	9,417	5.7	2,333	1.6
Personal Computer	9,307	5.6	4,016	2.7
Licenses and Royalty	6,301	3.8	6,145	4.1
Other	168	0.1	1,243	0.7

Total Consolidated Net Revenues	$165,574	100.0%	$150,078	100.0%

B.	North American Net Revenues

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

I.	Restructuring and Other Charges (Benefits)

Restructuring and other charges in 2005 represent costs incurred to close our Adelaide, Australia facility and consolidate certain product development operations to our other development studios. Restructuring and other charges (benefits) in 2006 represent net adjustments from estimated costs incurred from the 2005 restructuring plan. For further details regarding our restructuring activities see “Overview” above and Note 12 to the consolidated financial statements. Restructuring and other charges incurred were as follows:

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

The increase in interest expense was due primarily to interest expense incurred on the issuance of our 6.0% Notes completed in September 2005 and the 7.125% Notes completed in May 2006 which are discussed in “Overview — Issuance of Convertible Senior Notes” above and Note 8 to the consolidated financial statements. We recognized $7,632,000 of total interest expense related to the stated interest rate of these issuances in 2006 compared to only $1,275,000 of interest expense related to the 6.0% Notes in 2005. Included in interest expense is amortization related to deferred financing costs incurred in completing the issuances of the Notes, which totaled $1,065,000 and $208,000 in 2006 and 2005, respectively.

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

The provision for income taxes was relatively consistent between 2006 and 2005. Income tax expense in the amount of $1,316,000 and $1,313,000 in 2006 and 2005, respectively, relates to an increase in the difference between the book and tax basis of goodwill. The remainder of income tax expense in 2006 and 2005 relates to current tax expense related to foreign jurisdictions and current tax benefit related to U.S. federal tax refunds. Deferred tax liabilities related to goodwill are not offset against deferred tax assets since it is uncertain as to if and when amounts attributable to goodwill will be recognized as expenses in the income statement. We are required to record a valuation allowance on net deferred tax assets if it is more likely than not that we will not realize these deferred tax assets. Given our recent history of book and tax losses, a full valuation allowance has been recorded on the net deferred tax asset, excluding the deferred tax liability specifically related to goodwill at December 31, 2006 and 2005. See Note 7 to the consolidated financial statements.

N.	Preferred Stock Dividends

In 2005, we paid dividends upon conversion of our Series D preferred stock into common stock.

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN No. 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 applies to all tax positions related to income taxes that are subject to SFAS No. 109, Accounting for Income Taxes.

As of December 31, 2006, prior to the adoption of FIN No. 48, we did not have any liabilities recorded related to unrecognized income tax benefits. On January 1, 2007, upon adoption of FIN No. 48, and for the year ended December 31, 2007, we did not identify nor record any additional liabilities related to unrecognized income tax benefits. The adoption of FIN No. 48 did not impact our consolidated financial statements as of January 1, 2007 and for the year ended December 31, 2007.

To the extent we incur income tax related interest and penalties in future periods, we will record such amounts as a component of provision for income taxes. Income tax returns for the fiscal tax year ended June 30, 2000 to the present are subject to examination by tax jurisdictions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008 for financial assets and liabilities and also nonfinancial assets and liabilities that are recognized at fair value on at least an annual basis. Implementation of this statement has been delayed to January 1, 2009 for nonfinancial assets and liabilities that are not recognized at fair value on at least an annual basis. We are currently reviewing this new accounting standard but do not currently believe the adoption of SFAS No. 157 will have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 intends to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigates volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. The provisions of this statement must be implemented for our year beginning January 1, 2008. We are currently reviewing this new accounting standard but do not currently believe adoption of SFAS No. 159 will have a material impact on our financial position and results of operations.

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

In June 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) with Wells Fargo Foothill, Inc. (“WFF”) which replaced our existing loan and security agreement with WFF. The Amended LSA provided for a credit facility initially of up to $30,000,000 under which we had a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan under the Amended LSA increased from a remaining principal balance of $5,278,000 to $20,000,000, and as a result we received $14,722,000 of cash proceeds in June 2007.

The term loan had a five-year term and was to be repaid in equal monthly installments of $166,668 beginning August 1, 2007 and ending on June 1, 2012 with a final payment of $10,167,000 due on June 29, 2012. The term loan bore interest at our election of either the bank’s base rate (8.75% at December 31, 2007) plus 1.5% or a one to three-month LIBOR rate plus 2.75%, but in no event less than 4.0%. At December 31, 2007, the interest rate on the term loan was 7.57%, which represents the one-month LIBOR rate plus 2.75% and the remaining outstanding principal balance was $19,167,000.

The initial maximum availability under our revolving line of credit was $10,000,000. Maximum availability under the revolving line of credit in future periods was equal to $30,000,000 less the outstanding principal balance of the term loan. The credit facility allowed for the issuance of up to $7,500,000 in aggregate letters of credit. Further, the revolving line of credit could have been increased up to an additional $10,000,000 upon our written request to WFF and WFF’s acceptance of such request. However, the maximum availability under the revolving line of credit at any time was limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Amended LSA. Any letters of credit outstanding further reduce availability under the revolving line of credit. The revolving line of credit also had a five-year term and bore interest at our election of either the bank’s base rate (8.75% at December 31, 2007) plus 1.5% or a one to three-month LIBOR rate plus 2.75%, but in no event less than 4.0%. A fee of 4.5% per annum multiplied by the daily balance of the undrawn portion of the available letters of credit was due and payable on a monthly basis. A fee of 0.5% per annum multiplied by the daily balance of the availability under the revolving line of credit was due and payable on a monthly basis. During June 2007, $150,000 of bank fees were charged to our revolving line of credit as a result of the Amended LSA. This amount was repaid in July and August 2007. At December 31, 2007, we had two letters of credit outstanding totaling $1,250,000, and we had no outstanding balance on the revolving line of credit. At December 31, 2007, we had $9,583,000 available for borrowings under the revolving line of credit.

On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended and Restated Loan and Security Agreement by and among the Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) (“Amended LSA”) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and National Amusements, Inc. (“NAI”)

(the “Secured Facility”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Facility”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Facility,” together with the Secured Facility and the Unsecured Facility, the “NAI Facility”). The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for up to a $20,000,000 revolving line of credit. As of February 29, 2008, borrowings outstanding on the Secured Facility term loan totaled approximately $20,000,000. No other borrowings were outstanding on the remaining NAI LA.

The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either Bank of America’s prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum. The Unsecured Facility has a 13 month term which ends on March 31, 2009 and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010 and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 at any time, the advances under the Subordinated Facility and then under the Unsecured Facility must be repaid from available cash and cash equivalents on a weekly basis to reduce the available cash and cash equivalents to $10,000,000.

The initial maximum availability under the Secured Facility revolving line of credit is $10,000,000. Maximum availability under the Secured Facility revolving line of credit in future periods is equal to $30,000,000 less the outstanding principal balance of the term loan less the aggregate amount of letters of credit outstanding.

A fee of 0.5% per annum multiplied by maximum revolver amounts under the NAI Facility less the average daily balance of advances that were outstanding during the preceding month is due and payable on a monthly basis.

Under the Secured Facility, substantially all of the assets of the Registrant and its United States subsidiaries are pledged as collateral. Under the Unsecured and Subordinated Facilities there are no pledges of collateral or guarantees. The NAI Facility restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the NAI LA restricts our ability to repurchase or redeem any shares of our capital stock. An uncured default may result in the 6.0% Notes and the 7.125% Notes being declared immediately due and payable in full. The entire NAI Facility can be repaid or terminated at any time without premium or penalty.

The unamortized balance of debt issuance costs associated with the Amended LSA was written off and recorded as interest expense in February 2008. All debt issuance costs for the NAI LA will be capitalized and amortized by applying the effective interest method over the respective terms of each credit facility.

We believe that our cash and cash equivalents at December 31, 2007 of $27,524,000, along with additional availability under the NAI LA discussed above, will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and other anticipated needs through at least December 31, 2008.

For the years ended December 31, 2007 and 2006, net cash used in operating activities was $51,903,000 and $92,902,000, respectively. The decrease in cash used was driven primarily by more favorable working capital changes in 2007 compared to 2006. During the years ended December 31, 2007 and 2006, changes in receivables negatively impacted cash flows by $37,804,000 and $53,587,000, respectively. The decrease in cash outflows is primarily due to stronger sales in the fourth quarter of 2006 compared to the fourth quarter 2007. Additionally, changes in capitalized product development negatively impacted cash flows by $78,076,000 in 2007 and $69,342,000 in 2006. This increase in cash outflows is primarily due to additional software costs capitalized in 2007 compared to 2006. In 2007, we developed significantly more titles for the next-generation consoles than in 2006. The next-generation games cost substantially more to produce compared to the previous generation. Changes in accounts payable, accruals, and deferred revenue yielded positive cash flows of $29,185,000 and $3,122,000 in 2007 and 2006, respectively. The improvement in cash flows is driven by the favorable timing of payments in 2007 compared to 2006.

Net cash used in investing activities was $5,696,000 and $8,676,000 in 2007 and 2006, respectively, and was primarily for capital expenditures. The decrease in capital expenditures was primarily due to less next-generation software development tools being purchased in 2007 compared to 2006. In 2006, software development tools purchased for next-generation console platforms included the PlayStation 3, Xbox 360, and Wii.

Net cash provided by financing activities was $11,054,000 and $75,342,000 in 2007 and 2006, respectively. The decrease in cash provided by financing activities is primarily due to fewer proceeds from our debt arrangements in 2007 compared to 2006.

Off Balance Sheet Arrangements and Contractual Obligations

We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property used in specific video games or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties, as well as commitments to spend a minimum level of future marketing expenditures for the respective video games. We also enter into arrangements with third parties to develop some of our video games. In accordance with generally accepted accounting principles, some of these obligations are not recognized as liabilities in our consolidated balance sheet.

The following table summarizes the scheduled expiration of our contractual obligations as of December 31, 2007 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations(1)	$19,167	$—	$—	$19,167	$—
Interest on long-term debt obligations(2)	6,468	1,437	2,875	2,156	—
Convertible senior notes(3)	150,000	—	150,000	—	—
Interest on convertible senior notes(4)	18,914	9,844	9,070	—	—
Operating lease obligations(5)	13,473	3,372	4,359	4,204	1,538
Purchase obligations(6)	35,722	18,503	16,160	1,047	12
Other liabilities(7)	726	363	363	—	—

Total	$244,470	$33,519	$182,827	$26,574	$1,550

(1)	This obligation is reflected on our consolidated balance sheet at December 31, 2007 in long-term debt. Refer to the “Liquidity and Capital Resources” section for a discussion of our Secured Facility with NAI.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at 7.50% (base rate plus 1.50%) from January 1, 2008 through June 29, 2012, the maturity date of the long-term debt obligation. These obligations are not reflected on our consolidated balance sheet at December 31, 2007.

(3)	Assumes our two convertible senior note instruments are carried through the dates the holders may first require redemption of the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at December 31, 2007.

(4)	Assumes our two convertible senior note instruments are carried through the dates the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The Notes bear interest at fixed rates of 6.00% and 7.125% per annum, respectively. These obligations are not reflected on our consolidated balance sheet at December 31, 2007.

(5)	These obligations are not reflected on our consolidated balance sheet at December 31, 2007.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at December 31, 2007.

(7)	This item represents the remaining obligations under software license financing arrangements which are reflected on our consolidated balance sheet at December 31, 2007 in other accrued liabilities (current) and other noncurrent liabilities.

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

Interest Rate Risk

Under our credit facility, we have a $20,000,000 term loan and an initial revolving line of credit of up to $10,000,000. At December 31, 2007, the balance of the term loan was $19,167,000. There were no borrowings drawn on the revolving line of credit. We had two letters of credit outstanding at December 31, 2007 totaling $1,250,000. The term loan bears interest at our election of either the bank’s base rate (8.75% at December 31, 2007) plus 1.5% or a one to three month LIBOR rate plus 2.75% but in no event less than 4.0%. Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $181,000 based upon our expected future monthly loan balances per our existing repayment schedule.

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

We do not believe that interest rate risk is significant to us at December 31, 2007. See Note 16 to the consolidated financial statements for changes to our credit facility that occurred subsequent to December 31, 2007.

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

We had a cumulative foreign currency translation loss of $2,629,000 and $1,671,000 reflected in stockholders’ equity as of December 31, 2007 and 2006, respectively. We realized foreign currency transaction gains (losses) of $2,751,000, $2,670,000 and ($2,133,000) in 2007, 2006 and 2005, respectively. We do not believe that foreign currency risk was material at December 31, 2007 or 2006.

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

Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management’s report on internal control over financial reporting is on page F-2 of this report.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as set forth on page F-4 of this report.

Changes in Internal Control over Financial Reporting.  No change was identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Age	Position(s) with Midway	Committee(s)

David F. Zucker(45)	President and Chief Executive Officer
Ryan G. O’Desky(32)	Interim Chief Financial Officer, Treasurer and Principal Accounting Officer; Vice President — Finance, Controller, and Assistant Treasurer
Steven M. Allison(40)	Senior Vice President — Marketing
and Chief Marketing Officer
Matthew V. Booty(41)	Senior Vice President — Worldwide
Studios
Deborah K. Fulton(44)	Senior Vice President, Secretary and
General Counsel
Miguel Iribarren(41)	Vice President — Publishing
Martin Spiess(42)	Managing Director — Europe (Midway Games Limited)
William C. Bartholomay(79)	Director	(2)*; (3), (4)
Peter C. Brown(49)	Director	(1)
Joseph A. Califano, Jr.(76)	Director	(1), (2); (3)*
Shari E. Redstone(53)	Chair of the Board of Directors
Robert J. Steele(54)	Director
Robert N. Waxman(71)	Director	(1)*; (4)*

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

(4)	Member of the Special Committee of Independent Directors

(*)	Indicates chair of committee whose number precedes the asterisk (*).

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

Ryan G. O’Desky has been our Interim Chief Financial Officer and Treasurer since February 4, 2008. He also serves us as Vice President — Finance, Controller, and Assistant Treasurer since November 9, 2007 and served as

Chief Internal Auditor from May 21, 2007 to November 8, 2007. Prior to joining us, from June 2002 until May 2007, Mr. O’Desky served as a Senior Manager of Audit within the Audit and Enterprise Risk Services Division of Deloitte & Touche LLP, a professional services firm. From 1998 to 2002, Mr. O’Desky served as an experienced senior auditor within the Assurance & Business Advisory Department of Arthur Anderson LLP, a professional services firm.

Steven M. Allison joined us as Senior Vice President — Marketing and Chief Marketing Officer on December 22, 2003. Prior to joining us, he was Vice President of Marketing and Business Development, Atari/Infogrames, from December 2001 to December 2003. Prior to that, he served as Infogrames’ Vice President of New Business Development and Production Content, from 2000 to December 2001, Vice President of Licensing and Product Planning from 1999 to 2000, and Director of Product Marketing in 1999. Mr. Allison will be leaving Midway on March 31, 2008.

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

Miguel Iribarren has served as our Vice President — Publishing since July 13, 2005. He served us as Vice President, Corporate Communications and Strategic Planning from February 2002 to July 2005. Prior to joining Midway, Mr. Iribarren was a Vice President, Research for Wedbush Morgan Securities, an investment banking and brokerage firm. At Wedbush, where he was employed from May 2000 to February 2002, Mr. Iribarren was responsible for research on the interactive entertainment industry. From 1994 to May 2000, Mr. Iribarren was employed by the Atlantic Richfield Corporation, an oil and gas company, in various finance and planning positions, ultimately serving as Manager, Corporate Finance.

Martin Spiess has served as the Managing Director-Europe of our wholly-owned subsidiary, Midway Games Limited, since May 13, 2005. Prior to joining us, from February 2003 to March 2005 he was Senior Vice President of European marketing at Atari, Inc., a video game publisher and distributor. In his role as Senior Vice President of European marketing at Atari, Mr. Spiess was responsible for developing and implementing pan-European marketing strategies.

William C. Bartholomay joined our board in 1996. Mr. Bartholomay was appointed Group Vice Chair of Willis Group Holdings, Ltd. and Vice Chair of its principal U.S. subsidiary, Willis North America, a global insurance broker, in August 2003. For more than five years prior to this appointment, Mr. Bartholomay served as President and a director of Near North National Group, insurance brokers in Chicago, Illinois. He served as Vice Chair of Turner Broadcasting System, Inc., a division of AOL-Time Warner, Inc. from 1994 to 2006, having also held that office from 1976 to 1992. He is Chair Emeritus of the board of the Atlanta Braves baseball team. Mr. Bartholomay was also a director of WMS until December 2005, also serving on its audit committee, and now serves WMS as Director Emeritus.

Peter C. Brown joined our board in 2005. Mr. Brown has been the Chair of the board, Chief Executive Officer and President of AMC Entertainment Inc., a theatrical exhibition company, since July 1999. Prior to that, Mr. Brown had served as the Chief Financial Officer of AMC, an online movie ticketing service, since 1991. Mr. Brown is a director and a member of the Audit Committee and Nominating and Corporate Governance Committee of Embarq Corporation. He is also a director of National CineMedia Inc. and is the Co-Chair of the board and Co-Chief Executive Officer of MovieTickets.com, Inc., an online movie ticketing service, together with Shari E. Redstone.

Joseph A. Califano, Jr. joined our board in 2004. Since 1979, Mr. Califano has served as Chair and President, National Center on Addiction and Substance Abuse at Columbia University. Mr. Califano is an adjunct professor of public health at Columbia University’s Medical School and School of Public Health, and a member of the Institute of Medicine of the National Academy of Sciences. Mr. Califano is a director of CBS Corporation (“CBS”) and

Willis Group Holdings, Ltd. Mr. Califano served on the board of Viacom from 2003 until the split of Viacom and CBS in 2005. Among other distinguished government positions, Mr. Califano served as Secretary, U.S. Department of Health, Education & Welfare from 1977 to 1979 and as President Lyndon Johnson’s chief domestic advisor from 1965 to 1969. Mr. Califano is the author of ten books.

Shari E. Redstone joined our board in 2004. Ms. Redstone has been President of National Amusements, Inc. since 2000 and served as Executive Vice President of NAI from 1994 to 2000. She is also a director of NAI. NAI, a closely held company, operates cinemas in the United States, the United Kingdom and Latin America and is also the controlling shareholder of Viacom and CBS. Ms. Redstone also serves as President of Sumco Inc., a company owned by NAI and Sumner M. Redstone. Ms. Redstone is Chair and Chief Executive Officer of Rising Star Media, a company established in partnership with NAI to build luxury-style cinemas in Russia. Ms. Redstone is a member of the board of directors and Executive Committee for the National Association of Theatre Owners, Co-Chair and Co-Chief Executive Officer of MovieTickets.com, Inc., and Chair and Chief Executive Officer of CineBridge Ventures, Inc. Ms. Redstone is also the Non-Executive Vice-Chair of the board of directors of both Viacom and CBS. Ms. Redstone is the daughter of Sumner M. Redstone, our controlling stockholder.

Robert J. Steele joined our board in 2006 annual meeting of stockholders. Mr. Steele has been Vice President — Strategy and Corporate Development of NAI since January 2004. From July 1997 to January 2004 Mr. Steele provided business consulting services to a variety of clients and was a private investor. In addition, from 1998 to 1999, Mr. Steele served as Chief Executive Officer of Adventure Entertainment, Inc. and from 2000 to 2001 he served as Chief Executive Officer of Spectrum Clubs Inc. From January 1991 to June 1997, Mr. Steele served PepsiCo in various officer positions, including President of PepsiCo Restaurants Europe and President of PepsiCo Restaurants South Pacific.

Robert N. Waxman, joined our board in 2003 and since 1992 is a self-employed CPA in public practice providing consulting advice on complex accounting and auditing matters, SEC compliance, and expert litigation services. He was a partner of Deloitte & Touche LLP in its accounting and audit practice from 1962 to 1991, where he served as National Director of SEC Practice, and partner-in-charge of Financial Services Programs, among many other Executive Office and New York Practice Office positions. He serves on the editorial board of The CPA Journal, on the audit committee of Congregation Emanu-el (New York), and member of the board of directors of the New York State Society of CPAs (2003 to 2006).

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no Form 5 was required for those persons, we believe that, during 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee Membership.  Our board of directors has a standing Audit Committee, consisting of Messrs. Brown, Califano and Waxman (Chair).

Audit Committee Financial Expert.  The board has determined that each of Messrs. Brown and Waxman is a “financial expert” serving on its Audit Committee, and that each of Messrs. Brown and Waxman is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Business Conduct and Ethics.  We have adopted a code of business conduct and ethics that applies to our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer. The code can be found on our website at www.investor.midway.com. We will provide, without charge, a copy of our Code of Business Conduct and Ethics upon request to: Investor Relations, Midway Games Inc., 2704 West Roscoe Street, Chicago, Illinois 60618. We will disclose any waiver to this code for our Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer by means of a posting on our website.

Nominating and Corporate Governance Committee.  There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors since our Proxy Statement related to the Company’s 2007 Annual Meeting of Stockholders.

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

The Company’s compensation philosophy and program is designed to provide attractive compensation packages to the Named Executive Officers so as to motivate them to devote their full energies to the Company’s business, to reward them for their services and to align the interests of the Named Executive Officers with the interests of stockholders. In setting the initial compensation level of a Named Executive Officer upon hire, the Company considers (a) compensation paid for similar positions within the interactive entertainment software industry in which we compete, including our principal competitors, Activision, Inc., Electronic Arts, THQ Inc. and Take-Two Interactive Software, Inc., as well as (b) the Named Executive Officer’s compensation level in relation to his education, skills and value, the recommendation of the Chief Executive Officer, his duties relative to the other Named Executive Officers and officers within the Company and the competitive marketplace for such Named Executive Officer’s specific talent. The Company’s compensation philosophy weighs the financial performance of the Company as a significant factor in the determination of compensation packages to the Named Executive Officers. The Company’s Named Executive Officer compensation packages are composed primarily of base salaries, annual discretionary cash bonuses, stock options and other equity awards, a 401(k) defined contribution plan and other benefits and, in the case of Mr. Zucker, a bonus on the terms provided for in his employment agreement. Mr. Spiess, the Managing Director-Europe of our wholly owned subsidiary, Midway Games Limited, is also eligible for a bonus based on revenues attributed to the sale of products in territories other than North America, South America, U.S. territories and possessions and military bases, and east Asia.

The Company’s compensation policies are not materially different with respect to individual Named Executive Officers. Rather, the Named Executive Officers are compensated based on their historical contributions to our business (including their contributions to the profitability of the Company), each person’s unique education, skills and value, the recommendation of the Chief Executive Officer and the competitive marketplace for executive talent. For 2007, variances in the dollar amount of compensation and equity grants among the Named Executive Officers can be attributed to historical practices of the Company, the position of the Named Executive Officers relative to the other Named Executive Officers in the Company and relative to similar talent within the interactive entertainment software industry in which we compete.

Similarly, with respect to Mr. Zucker’s total compensation, there are no material differences in policy with respect to his total compensation as compared to that of the other Named Executive Officers. As the Chief Executive Officer and direct supervisor of the other Named Executive Officers, Mr. Zucker is compensated accordingly for his position, and he is compensated consistently with other Chief Executive Officers within the interactive entertainment software industry in which we compete.

Elements of our Compensation Program

Salary

In general, the level of base salary is intended to provide appropriate basic pay to the Named Executive Officers taking into account their historical contributions to our business, each person’s unique education, skills and value, the recommendation of the Chief Executive Officer and the competitive marketplace for executive talent. However, no specific formulae or target profitability levels were used in making this determination. In 2007 the Compensation Committee approved merit-based increases for 2007 in the base salaries of Messrs. Allison, Booty, and Powell. Mr. Spiess received a merit-based increase in 2007 prior to becoming a Named Executive Officer and therefore his increase was not submitted for approval by the Compensation Committee. Mr. Zucker did not receive a merit-based increase in 2007. In assessing the performance of Messrs. Allison, Booty, and Powell, the Committee considered (1) evaluations of performance for the previous fiscal year, as submitted by the chief executive officer, and supported by performance evaluation documents, (2) the fact that no merit-based increase was awarded to the Named Executives in 2006 and (3) advice from the compensation consultant. In assessing Mr. Spiess’ merit based increase, the Company considered his evaluations of performance for the previous fiscal year. Messrs. Allison, Booty, Powell and Spiess received merit based increases of 2.0%, 5%, 3.25%, and 9.0% of their base salaries, respectively. Salaries paid to the Named Executive Officers during 2007 are reflected in the Summary Compensation Table.

Cash Bonus

The amount of any discretionary bonus is subjective but is generally based on the Company’s actual financial performance in the preceding year, the special contribution of the executive to this performance and the overall level of the executive’s compensation including other elements of the compensation package. The bonus under Mr. Zucker’s employment agreement is likewise designed to give effect to one or more of these factors, but weighs the financial performance of the Company as a significant factor in the determination of any bonus. Mr. Spiess’ bonus does not have any discretionary elements and relates specifically to pre-determined sales goals in territories other than North America, South America, U.S. territories and possessions and military bases, and east Asia. Mr. Spiess’ bonus is designed to encourage the growth of our business in Europe and Australia.

Our Named Executive Officers other than Mr. Zucker and Mr. Spiess are eligible for participation in the Amended and Restated Midway Incentive Plan. Pursuant to the terms of his employment agreement, Mr. Zucker is not entitled to participate in this plan. Mr. Spiess is not entitled to participate in this plan either but is eligible for the non-discretionary bonus described above. The plan offers participants the opportunity to receive bonuses based on a combination of the following factors: (1) a percentage of each participant’s base salary determined by management; (2) the achievement of targets set by management for our financial performance; and (3) management’s evaluation of the degree to which a participant meets individual performance goals. Individual performance goals for all Named Executive Officers, except the Chief Executive Officer, are developed through confidential discussions between the Chief Executive Officer and the respective Named Executive Officer. The individual performance goals may include specific quarterly and annual revenue goals, inventory management goals, product development budgets, sales goals, product development bonuses, cost control measures, product planning and video game title delivery goals, advertising campaign budgets, marketing goals, product licensing goals, product development and distribution goals, personnel recruitment, management and retention goals, productivity goals, and financial and efficiency goals, which are designed to be individually specific and detailed; thereby encouraging the Named Executive Officer to strive to achieve challenging goals. The financial performance targets for 2007 were based upon Midway’s net income for the year as stated in Midway’s audited consolidated financial statements for such period, but excluding unusual and non-recurring or extraordinary items (net of any related tax effects) as determined by management. Even if Midway does not meet financial performance targets for years after 2005, participants in this plan may receive part of their bonus based on achieving their individual performance goals. The Compensation Committee approves the payment of any bonuses pursuant to the plan and the Board approves the payment of any bonus under Mr. Zucker’s employment agreement.

In 2007 all compensation goals for the Named Executive Officers were tied broadly to Company profitability. In 2007, a precondition to the payment of a bonus under the Midway Incentive Plan was that the Company achieved profitability (i.e., having net income greater than zero). In view of the fact that the Company was not profitable in 2007, Mr. Zucker did not receive a bonus under his employment agreement, no bonuses were awarded to the Named Executive Officers under the plan and no discretionary bonuses were awarded to them during 2007. No specific formulae or target profitability levels were used in making this determination.

Mr. Spiess, however, earned a non-discretionary bonus based on his accomplishment of pre-determined sales goals in specific territories, pursuant to the plan noted above, which will be paid in April 2008. Mr. Spiess’ sales goals were set at an aggressively high level to encourage Mr. Spiess to exploit sales opportunities in Europe and Australia.

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

On August 20, 2007, we granted shares of performance-based restricted stock to the Named Executive Officers. The restricted stock was issued under the 2005 Plan and was granted to the Named Executive Officers as an incentive to achieve a pre-determined profitability target based on the Company’s operating income for the year ending December 31, 2008. The restricted stock is restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2008 with the Securities and Exchange Commission (the “Release Date”). A precondition to the lapse of restrictions on this performance-based restricted stock is that the Company achieve profitability (i.e., having net income greater than zero) for the fiscal year ending December 31, 2008. If the Company does not achieve profitability in the fiscal year ending December 31, 2008, the restricted stock is forfeited. Furthermore, in order for the restrictions to lapse the Company must not just achieve profitability but must meet a pre-determined level of profitability. If the pre-determined level of profitability is reached the restrictions will lapse over a period of three years, such that the restrictions will have lapsed as to 100% of the shares on the third anniversary of the Release Date. Since the grant is based on the achievement of certain financial performance targets for the year ending December 31, 2008, the restricted stock also will be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock.

Also on August 20, 2007, we granted stock options to each of the Named Executive Officers, except Mr. Zucker. The stock options were issued under the 2005 Plan and were granted to the Named Executive Officers as retention incentives. Up to 25% of the options are exercisable on August 20, 2008, up to 50% are exercisable on August 20, 2009, up to 75% are exercisable on August 20, 2010 and 100% are exercisable on August 20, 2011.

In determining the size and performance requirements of the awards granted in August 2007, the Compensation Committee used the services of a compensation consultant, Pearl Meyer & Partners, as described more fully below under “Compensation Consultant”. Specific grants to the Named Executive Officers were based on their individual titles, responsibilities and reporting relationship as compared to the other members of management and the product development teams who received awards on August 20, 2007. The performance requirements related to the awards, which continue through December 31, 2008, are described more fully above.

Perquisites and Other Benefits

Neither the Named Executive Officers nor the Company’s employees are entitled to participate in any pension arrangements or receive any post-retirement health coverage or similar benefits. The Named Executive Officers are entitled to participate in the Company’s 401(k) defined contribution plan but do not receive matching contributions from the Company.

Messrs. Zucker and Booty and their dependants are entitled to participate in the Company’s Exec-U-Care supplemental health insurance program, which provides reimbursement for out-of-pocket medically necessary expenses not covered under the Company’s standard health insurance coverage. Exec-U-Care reimbursement is subject to annual limits for the same or related diagnoses and a lifetime maximum of $250,000 per person. Mr. Powell was entitled to participate in the Company’s Exec-U-Care supplemental health insurance program until his departure from the Company on February 1, 2008. The Company ceased offering Exec-U-Care to its newly-hired officers in February 2003; consequently, Mr. Allison, who joined the company in December 2003, and Mr. Spiess, who became an executive officer in June 2007, are not eligible to participate in Exec-U-Care.

Mr. Spiess is required to travel frequently in the conduct of his duties to Midway Games Limited and is therefore entitled to a car allowance of 1,000 GBP per month, which is the equivalent of $2,001.81 per month, based on the 2007 annual average GBP to USD exchange rate of 2.00181. Mr. Spiess is also entitled to the reimbursement of reasonable air travel and lodging expenses (less any deductions for tax and national insurance, if applicable) related to the commute from his home in Spain to the Midway Games Limited office in London, England.

Change of Control Payments

Mr. Zucker is entitled to receive payments pursuant to specific change of control situations, which are more fully described under “Termination and Change of Control Arrangements”. These payments are designed to motivate Mr. Zucker to devote his full energies to the Company’s business. The amount of payment and selected triggering events were determined in accordance with the Company’s past practice of providing similar benefits to other executives with similar titles, responsibilities and reporting relationships. Mr. Powell was entitled to receive payments pursuant to specific change of control situations, as described more fully below, until his departure from the Company on February 1, 2008.

Termination Payments

If Midway Games Limited terminates Mr. Spiess’ employment without cause, he would be entitled to a separation payment which is more fully described under “Termination and Change of Control Arrangements.” The amount of payment was determined in accordance with the Company’s determination of what would be a customary separation payment in the industry for an individual at Mr. Spiess’ level .

Compensation Consultant

The Compensation Committee used the services of Pearl Meyer & Partners in 2007 to determine the number of restricted stock grants and stock options awarded to certain members of our product development teams and management, including the Named Executive Officers, on August 20, 2007 and the performance requirements related to those awards. Pearl Meyer & Partners were directed to determine award amounts that reflected the importance of, and challenges attendant to, a performance turnaround for the Company vis-à-vis profitability, as well as the need to provide competitive compensation opportunities for the relevant period in accordance with our stated compensation philosophy; no additional material instructions or directions were given to Pearl Meyer & Partners. The total grant of stock options and restricted stock was determined by issuing equity awards approximately equal to 6.6% of the outstanding shares of the Company. Specific grants to the Named Executive Officers were based on their individual titles, responsibilities and reporting relationship as compared to the other members of management and the product development teams who received awards on August 20, 2007. The performance requirements related to the awards, which continue through December 31, 2008, are described more fully under “Equity Awards”. Pearl Meyer & Partners were also retained in 2007 by the Compensation Committee of the Board of Directors and were directed to review various elements of our compensation programs in comparison to 14 similar sized companies in similar industries. The review focused on top five executive compensation, long-term incentive compensation, equity allocation / utilization and long-term incentive requests.

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

Compensation Committee Report

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and recommended to the board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Proxy Statement related to the Company’s 2008 Annual Meeting of Stockholders, each of which will be filed with the Securities and Exchange Commission.

Compensation Committee
William C. Bartholomay, Chairman
Joseph A. Califano, Jr.

Summary Compensation Table

The Summary Compensation Table below sets forth the compensation earned during the year ended December 31, 2007 by our Named Executive Officers. This table includes information for Thomas E. Powell who served us as Executive Vice President-Finance, Treasurer and Chief Financial Officer until February 1, 2008. The Company has not entered into any employment agreements with the Named Executive Officers other than David F. Zucker, our President and Chief Executive Officer. Mr. Zucker’s compensation arrangements, including stock option grants and restricted stock awards, are provided for under his employment agreement and stock option agreement, both dated May 6, 2003. Mr. Zucker’s employment agreement was negotiated at arm’s length by the Compensation Committee. Among other matters, in negotiating this agreement, the compensation levels of chief executives at the Company’s principal competitors were considered. The agreement had an initial term of two years expiring May 6, 2005, and automatically renews thereafter for successive one year periods until terminated. Mr. Zucker’s equity grants under his employment and stock option agreements are described more fully at “Outstanding Equity Awards at Fiscal Year-End”.

Other than Mr. Spiess, whose bonus is described above, no other Named Executive Officer was entitled to receive any payments that would be characterized as “Bonus” payments for the year ended December 31, 2007.

2007 SUMMARY COMPENSATION TABLE

									Change in
									Pension
									Value and
								Non-Equity	Nonqualified
Name and						Stock	Option	Incentive Plan	Deferred	All Other
Principal Position	Year	Salary($)		Bonus($)		Awards($)(1)	Awards($)(1)	Compensation($)	Earnings($)	Compensation($)		Total($)

David F. Zucker	2007	600,630		—		—	910,158	—	—	8,456	(2)	1,519,244
President and Chief	2006	600,193		—		49,583	2,451,919	—	—	11,915	(2)	3,113,610
Executive Officer (PEO)
Thomas E. Powell	2007	329,258		—		—	24,549	—	—	11,723	(2)	365,530
Former Executive Vice	2006	322,271		—		—	24,358	—	—	5,838	(2)	352,467
President — Finance, Treasurer and Chief Financial Officer (PFO)
Steven M. Allison	2007	290,672		—		—	56,501	—	—	—		347,173
Senior Vice President —	2006	290,000		—		—	53,799	—	—	—		343,799
Marketing and Chief Marketing Officer
Matthew V. Booty	2007	354,950		—		—	26,977	—	—	5,657	(2)	387,584
Senior Vice President —	2006	342,121		—		—	84,281	—	—	7,043	(2)	433,445
Worldwide Studios
Martin Spiess	2007	360,326	(3)	73,900	(4)(6)	—	60,558	—	—	62,050	(3)(5)	556,834
Managing Director — Europe for Midway Games, Limited

(1)	Represents fair value of awards recognized as compensation cost during the year over the respective vesting periods of the awards. See discussion of Midway’s valuation procedures and fair value assumptions for stock option awards at Note 11 to the consolidated financial statements.

(2)	Represents payments made under our Exec-U-Care supplemental health insurance program.

(3)	GBP to USD exchange rate used was the 2007 annual average of 2.00181.

(4)	GBP to USD exchange rate used was the spot rate of 1.9973 as of December 31, 2007.

(5)	Represents payments made for car allowance and commute reimbursement.

(6)	Bonus will be paid in April 2008.

Grants Of Plan-Based Awards

During the year ended December 31, 2007, no non-equity incentive plan awards were given to the Named Executive Officers.

On August 20, 2007, we granted shares of performance-based restricted stock to the Named Executive Officers. The restricted stock was issued under the 2005 Plan and was granted to the Named Executive Officers as an incentive to achieve a pre-determined profitability target based on the Company’s operating income for the year ending December 31, 2008. The restricted stock is restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2008 with the Securities and Exchange Commission (the “Release Date”). A precondition to the lapse of restrictions on this performance-based restricted stock is that the Company achieve profitability (i.e., having net income greater than zero) for the fiscal year ending December 31, 2008. If the Company does not achieve profitability in the fiscal year ending December 31, 2008, the restricted stock is forfeited. Furthermore, in order for the restrictions to lapse the Company must not just achieve profitability but must meet a pre-determined level of profitability. If the pre-determined level of profitability is reached the restrictions will lapse over a period of three years, such that the restrictions will have lapsed as to 100% of the shares on the third anniversary of the Release Date. Since the grant is based on the achievement of certain financial performance targets for the year ending December 31, 2008, the restricted stock also will be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock.

Also on August 20, 2007, we granted stock options to each of the Named Executive Officers, except Mr. Zucker. The stock options were issued under the 2005 Plan and were granted to the Named Executive Officers as retention incentives. Up to 25% of the options are exercisable on August 20, 2008, up to 50% are exercisable on August 20, 2009, up to 75% are exercisable on August 20, 2010 and up to 100% are exercisable on August 20, 2011.

2007 GRANTS OF PLAN-BASED AWARDS

		Estimated Future
		Payouts Under			Grant Date Fair
		Equity Incentive	Option	Exercise Price of	Value of Option
		Plan Awards	Award	Option Awards	Awards
Name	Grant Date	(#)	(#)	($/Sh)	($)

David F. Zucker	8/20/2007	80,000	—	—	—
Thomas E. Powell	8/20/2007	45,000	40,000	5.90	$3.11
Steven M. Allison	8/20/2007	30,000	15,000	5.90	$3.11
Matthew V. Booty	8/20/2007	50,000	50,000	5.90	$3.11
Martin Spiess	8/20/2007	35,000	25,000	5.90	$3.11

Outstanding Equity Awards At Year-End

On May 6, 2003, Mr. Zucker was granted ten-year non-qualified options to purchase 1,500,000 shares of our common stock at an exercise price of $3.57 per share and was issued 125,000 restricted shares of our common stock. The option covering 1,000,000 shares out of the 1,500,000 is subject to the terms of a stock option agreement dated

May 6, 2003 and provides that the option may be exercised for up to 62,500 shares on or after November 1, 2004 and the remaining 937,500 shares become exercisable in ten equal quarterly installments on the first day of each February, May, August and November thereafter. The option agreement also provides that whenever we issued additional shares of our common stock prior to May 6, 2005, we would grant him an additional option (the “Additional Options”) to purchase shares of our common stock in an amount (a) equal to 3.23% of the shares so issued prior to May 6, 2004, and (b) after May 6, 2004 and until May 6, 2005, equal to the percentage of the shares so issued (but not to exceed 3.23%) determined by dividing (i) the number of shares then issuable under unexercised options held by Mr. Zucker immediately prior to the issuance by (ii) the number of outstanding shares of common stock immediately prior to the issuance. In each case, the exercise price of each Additional Option was at the closing price of our common stock on the date of issuance of the option. In no event, however could the shares subject to Additional Options exceed 2,250,000. The Additional Options were subject to the same vesting schedule as the option to purchase 1,000,000 shares. Through May 6, 2005, we issued options to Mr. Zucker to purchase up to 1,177,589 shares at exercise prices ranging from $2.92 per share to $12.85 per share under this provision. No additional options have been or will be issued to Mr. Zucker pursuant to this provision after May 6, 2005. The option with respect to the other 500,000 shares is subject to the 2005 Plan and is fully exercisable. The 125,000 restricted shares were issued under an agreement dated May 6, 2003, as amended. All 125,000 shares issued under this agreement have now vested and 72,918 shares remain outstanding at December 31, 2007 .

The Outstanding Equity Awards at Fiscal Year-End Table below sets forth all outstanding equity awards at December 31, 2007 for our Named Executive Officers.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
								Equity
								Incentive		Equity
			Equity					Plan		Incentive Plan
			Incentive					Awards:		Awards:
			Plan					Number of		Market or
			Awards:			Number	Market	Unearned		Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,		of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or		Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other		or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	Rights That		Rights That
	Options (#)	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not		Have Not
Name	Exercisable	Unexercisable	Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)		Vested ($)(1)

David F. Zucker	225,968	—	—	2.92	5/5/2013	—	—	80,000	(3)	220,800
	1,087,857	—	—	3.57	5/5/2013	—	—	—		—
	2,692	—	—	6.27	5/5/2013	—	—	—		—
	1,669	—	—	6.53	5/5/2013	—	—	—		—
	109	—	—	6.59	5/5/2013	—	—	—		—
	472	—	—	6.70	5/5/2013	—	—	—		—
	685	—	—	7.25	5/5/2013	—	—	—		—
	399	—	—	7.38	5/5/2013	—	—	—		—
	173	—	—	7.75	5/5/2013	—	—	—		—
	54	—	—	8.10	5/5/2013	—	—	—		—
	92,661	—	—	8.12	5/5/2013	—	—	—		—
	44,816	—	—	8.30	5/5/2013	—	—	—		—
	594	—	—	8.30	5/5/2013	—	—	—		—
	310	—	—	8.61	5/5/2013	—	—	—		—
	645	—	—	8.90	5/5/2013	—	—	—		—
	2,145	—	—	9.10	5/5/2013	—	—	—		—
	78	—	—	9.11	5/5/2013	—	—	—		—
	7,956	—	—	9.21	5/5/2013	—	—	—		—
	395	—	—	9.29	5/5/2013	—	—	—		—
	32	—	—	9.36	5/5/2013	—	—	—		—
	330	—	—	9.38	5/5/2013	—	—	—		—
	27	—	—	9.39	5/5/2013	—	—	—		—
	1,067	—	—	9.42	5/5/2013	—	—	—		—
	1,971	—	—	9.49	5/5/2013	—	—	—		—
	55	—	—	9.57	5/5/2013	—	—	—		—
	124	—	—	9.59	5/5/2013	—	—	—		—
	21	—	—	9.90	5/5/2013	—	—	—		—
	336	—	—	9.91	5/5/2013	—	—	—		—
	11,312	—	—	10.00	5/5/2013	—	—	—		—
	436	—	—	10.03	5/5/2013	—	—	—		—
	11,903	—	—	10.06	5/5/2013	—	—	—		—
	922	—	—	10.13	5/5/2013	—	—	—		—
	688	—	—	10.14	5/5/2013	—	—	—		—
	2,104	—	—	10.15	5/5/2013	—	—	—		—
	370	—	—	10.19	5/5/2013	—	—	—		—
	76	—	—	10.20	5/5/2013	—	—	—		—
	10,451	—	—	10.21	5/5/2013	—	—	—		—
	15,689	—	—	10.22	5/5/2013	—	—	—		—
	6	—	—	10.26	5/5/2013	—	—	—		—
	12,349	—	—	10.36	5/5/2013	—	—	—		—

	Option Awards					Stock Awards
								Equity
								Incentive	Equity
			Equity					Plan	Incentive Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)(1)

David F. Zucker	33	—	—	10.38	5/5/2013	—	—	—	—
	69	—	—	10.39	5/5/2013	—	—	—	—
	61	—	—	10.40	5/5/2013	—	—	—	—
	285	—	—	10.42	5/5/2013	—	—	—	—
	19	—	—	10.45	5/5/2013	—	—	—	—
	69	—	—	10.46	5/5/2013	—	—	—	—
	227	—	—	10.50	5/5/2013	—	—	—	—
	688	—	—	10.52	5/5/2013	—	—	—	—
	1,330	—	—	10.54	5/5/2013	—	—	—	—
	119	—	—	10.55	5/5/2013	—	—	—	—
	2,455	—	—	10.61	5/5/2013	—	—	—	—
	190	—	—	10.63	5/5/2013	—	—	—	—
	83	—	—	10.64	5/5/2013	—	—	—	—
	60	—	—	10.72	5/5/2013	—	—	—	—
	11,818	—	—	10.74	5/5/2013	—	—	—	—
	48	—	—	10.78	5/5/2013	—	—	—	—
	50	—	—	10.82	5/5/2013	—	—	—	—
	2,433	—	—	10.84	5/5/2013	—	—	—	—
	2,770	—	—	10.85	5/5/2013	—	—	—	—
	16,403	—	—	10.90	5/5/2013	—	—	—	—
	21	—	—	10.91	5/5/2013	—	—	—	—
	688	—	—	10.96	5/5/2013	—	—	—	—
	3,153	—	—	11.16	5/5/2013	—	—	—	—
	55	—	—	11.28	5/5/2013	—	—	—	—
	39	—	—	11.29	5/5/2013	—	—	—	—
	4,483	—	—	11.32	5/5/2013	—	—	—	—
	35,426	—	—	11.43	5/5/2013	—	—	—	—
	10,966	—	—	11.46	5/5/2013	—	—	—	—
	26	—	—	11.49	5/5/2013	—	—	—	—
	1,345	—	—	11.52	5/5/2013	—	—	—	—
	138	—	—	11.54	5/5/2013	—	—	—	—
	62,021	—	—	11.55	5/5/2013	—	—	—	—
	598	—	—	11.60	5/5/2013	—	—	—	—
	19,456	—	—	11.61	5/5/2013	—	—	—	—
	165	—	—	11.63	5/5/2013	—	—	—	—
	761	—	—	11.66	5/5/2013	—	—	—	—
	511	—	—	11.75	5/5/2013	—	—	—	—
	255	—	—	11.79	5/5/2013	—	—	—	—
	316	—	—	11.80	5/5/2013	—	—	—	—
	103	—	—	11.83	5/5/2013	—	—	—	—
	87	—	—	11.86	5/5/2013	—	—	—	—

	Option Awards						Stock Awards
									Equity
									Incentive		Equity
				Equity					Plan		Incentive Plan
				Incentive					Awards:		Awards:
				Plan					Number of		Market or
				Awards:			Number	Market	Unearned		Payout Value
	Number of	Number of		Number of			of Shares	Value of	Shares,		of Unearned
	Securities	Securities		Securities			or Units	Shares or	Units or		Shares, Units
	Underlying	Underlying		Underlying			of Stock	Units of	Other		or Other
	Unexercised	Unexercised		Unexercised	Option		That	Stock That	Rights That		Rights That
	Options (#)	Options (#)		Unearned	Exercise	Option	Have Not	Have Not	Have Not		Have Not
Name	Exercisable	Unexercisable		Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)		Vested ($)(1)

David F. Zucker	14	—		—	11.87	5/5/2013	—	—	—		—
	1,428	—		—	11.89	5/5/2013	—	—	—		—
	11,676	—		—	11.90	5/5/2013	—	—	—		—
	212	—		—	11.98	5/5/2013	—	—	—		—
	34	—		—	11.99	5/5/2013	—	—	—		—
	111	—		—	12.03	5/5/2013	—	—	—		—
	910	—		—	12.06	5/5/2013	—	—	—		—
	3,128	—		—	12.20	5/5/2013	—	—	—		—
	110	—		—	12.25	5/5/2013	—	—	—		—
	552	—		—	12.33	5/5/2013	—	—	—		—
	948	—		—	12.40	5/5/2013	—	—	—		—
	446	—		—	12.41	5/5/2013	—	—	—		—
	374	—		—	12.45	5/5/2013	—	—	—		—
	103	—		—	12.53	5/5/2013	—	—	—		—
	1,263	—		—	12.55	5/5/2013	—	—	—		—
	2,541	—		—	12.58	5/5/2013	—	—	—		—
	663	—		—	12.59	5/5/2013	—	—	—		—
	5,934	—		—	12.61	5/5/2013	—	—	—		—
	5,678	—		—	12.63	5/5/2013	—	—	—		—
	11,695	—		—	12.65	5/5/2013	—	—	—		—
	5,948	—		—	12.70	5/5/2013	—	—	—		—
	1,133	—		—	12.85	5/5/2013	—	—	—		—
Thomas E. Powell	25,000	—		—	2.35	8/12/2013	—	—	45,000	(3)	124,200
	10,000	—		—	13.70	1/14/2012	—	—	—		—
	—	40,000	(2)	—	5.90	8/19/2017	—	—	—		—
Steven M. Allison	31,875	—		—	3.72	12/21/2013	—	—	30,000	(3)	82,800
	—	15,000	(2)	—	5.90	8/19/2017	—	—	—		—
Matthew V. Booty	50,000	—		—	9.89	6/4/2012	—	—	50,000	(3)	138,000
	50,000	—		—	2.35	8/12/2013	—	—	—		—
	1,125	—		—	6.50	10/31/2010	—	—	—		—
	—	50,000	(2)	—	5.90	8/19/2017	—	—	—		—
Martin Spiess	20,000	20,000	(4)	—	9.25	6/2/2015	—	—	35,000	(3)	96,600
	—	25,000	(2)	—	5.90	8/19/2017	—	—	—		—

(1)	Based on the closing price of our common stock on the NYSE on December 31, 2007, which was $2.76 per share.

(2)	During August 2007, the Company granted 130,000 shares of incentive stock options under the 2005 plan to our Named Executive Officers. Up to 25% of the grant is exercisable on August 20, 2008, up to 50% of the grant is exercisable on August 20, 2009, up to 75% of the grant is exercisable on August 20, 2010 and up to 100% of the grant is exercisable on August 20, 2011.

(3)	During August 2007, the Company granted 240,000 restricted shares under the 2005 plan to our Named Executive Officers. The restricted stock is restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2008 with the Securities and Exchange Commission (the “Release Date”). A precondition to the lapse of restrictions on this performance-based restricted stock is that the Company achieve profitability (i.e., having net income greater than zero) for the fiscal year ending December 31, 2008. If the Company does not achieve profitability in the fiscal year ending December 31, 2008, the restricted stock is forfeited. Furthermore, in order for the restrictions to lapse the Company must not just achieve profitability but must meet a pre-determined level of profitability. If the pre-determined level of profitability is reached the restrictions will lapse over a period of three years, such that the restrictions will have lapsed as to 100% of the shares on the third anniversary of the Release Date. Since the grant is based on the achievement of certain financial performance targets for the year ending December 31, 2008, the restricted stock also will be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock.

(4)	Up to 50% of the grant is currently exercisable; up to 75% of the grant is exercisable on June 3, 2008 and up to 100% of the grant is exercisable on June 3, 2009.

Option Exercises and Stock Vested

The Option Exercises and Stock Vested Table below sets forth all such award activity during the year ended December 31, 2007 for our Named Executive Officers.

2007 OPTION EXERCISES and STOCK VESTED

	Option Awards		Stock Awards
Number of
	Number of		Shares	Value
	Shares Acquired	Value Realized	Acquired on	Realized on
Name	on Exercise (#)	on Exercise ($)	Vesting (#)	Vesting ($)

David F. Zucker	—	—	—	—
Thomas E. Powell	—	—	—	—
Steven M. Allison	10,625	38,072	—	—
Matthew V. Booty	—	—	—	—
Martin Spiess	—	—	—	—

Potential Payments Upon Termination or Change-In-Control

Post-Employment Compensation

Each of the Named Executive Officers, other than David Zucker, is an employee-at-will and as such does not have an employment agreement with us. Mr. Zucker’s employment agreement is described more fully under “Summary Compensation Table” and “Termination and Change of Control Arrangements”. We do not provide pension arrangements, post-retirement health coverage, nonqualified deferred compensation, or other post-employment benefits to our Named Executive Officers, except in connection with the termination and change of control arrangements in Mr. Zucker’s employment agreement, the change of control agreement with Mr. Powell and the termination payment to Mr. Spiess, described under “Termination and Change of Control Arrangements”.

Termination and Change of Control Arrangements

Mr. Zucker

Pursuant to Mr. Zucker’s employment agreement, if the Company terminates Mr. Zucker’s employment other than for cause, death, or permanent disability, including by notifying Mr. Zucker that his employment shall end at the end of any renewal period of his employment agreement, or if Mr. Zucker resigns for good reason, then:

•	The Company shall pay Mr. Zucker, within 30 days after the date of termination, his base salary in effect at the date of termination through the date of termination, to the extent it was not already paid to Mr. Zucker; and

•	Within 30 days after the Company publicly announces its audited results for the year in which the date of termination occurs, the product of:

°	The annual bonus, if any, earned by Mr. Zucker under his employment agreement as if Mr. Zucker had remained employed for the entire year; and

°	A fraction, the numerator of which is the number of days in the applicable year, through the date of termination, and the denominator of which is 365, less any payments previously made to Mr. Zucker in respect of the annual bonus; and

•	Whether or not Mr. Zucker seeks or accepts other employment, the Company shall pay to Mr. Zucker an amount equal to two times his base salary in effect on the date of termination, which shall be payable 25% on the date of termination, and an additional 25% on each of 121 days, 242 days and 365 after the date of termination.

For purposes of Mr. Zucker’s employment agreement, “cause” means:

•	conviction of a felony, or any other crime involving fraud, dishonesty or breach of trust relating to the Company or Mr. Zucker’s employment;

•	failure and refusal to follow a reasonable direction of the board of directors of the Company after notice in writing of such failure or refusal and a cure period of ten days after the notice in writing;

•	commission of any dishonest or grossly negligent act which has or is reasonably likely to have a material adverse effect on the Company or its customer or trade relationships provided that such act was not taken with the approval of the board of directors of the Company; or

•	a breach by Mr. Zucker of any material provision of his employment agreement, after the Company has provided him with notice in writing and a cure period of ten days.

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

•	the sum of:

°	one year’s base annual salary currently in effect; and

°	the bonus payable to Mr. Zucker, if any, for the year immediately prior to the change of control,

•	multiplied by 2.99.

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

Mr. Zucker’s payment and benefit levels were determined under the various circumstances that trigger payments under his employment agreement (i) in accordance with Company historical compensation practices with respect to its chief executive officers; (ii) consistent with his position as Chief Executive Officer and direct supervisor of the other Named Executive Officers; and (iii) consistent with other Chief Executive Officers within the interactive entertainment software industry in which we compete. The amounts payable under Mr. Zucker’s employment agreement directly correspond to the stated elements of the Company’s compensation program, namely salary, cash bonus and equity awards. Since the Company does not provide other types of compensation (e.g., deferred compensation or retirement benefits other than participation in the Company-sponsored 401(k) plan), the determination of amounts payable under Mr. Zucker’s employment agreement does not impact nor is it impacted by any other compensation objectives.

Mr. Powell

On January 9, 2008, Mr. Powell announced his resignation from the Company effective February 1, 2008. Accordingly, the provisions of the change of control agreements related to Mr. Powell are no longer applicable.

Pursuant to the change of control agreements with Mr. Powell, if a change of control occurs:

•	within five years of February 10, 2003; and

•	within two years after the change of control a “terminating condition” occurs,

then Mr. Powell would have been entitled to a severance amount equal to 24 months salary following his termination.

For purposes of the change of control agreements with Mr. Powell, a change of control occurs when individuals who constituted the Company’s board of directors at February 10, 2003, or who have been recommended for election to the board by two-thirds of the board consisting of individuals who are members of the board at February 10, 2003 or such recommended successors, cease for any reason to constitute at least a majority of such board.

Further, a “terminating condition” occurs when either:

•	the employment of Mr. Powell is terminated by the Company without cause;

•	Mr. Powell gives Midway a written resignation from his employment after, without his consent, the business facility at which he is required to perform his duties to the Company is relocated more than 50 miles from the business location at which he is performing his duties to Midway; or

•	Mr. Powell gives the Company a written resignation from his employment after, without his consent, either he is placed in a position with the Company of lesser stature than his present position with the Company or he is assigned duties with the Company inconsistent with such position or duties which, if performed, would result in a significant change in the nature or scope of powers, authority, functions or duties inherent in such position on February 10, 2003 or Mr. Powell is assigned by the Company performance requirements and working conditions which are a variance with the performance requirements and working conditions in effect on February 10, 2003, provided that such assigned duties, performance requirements and/or working conditions are not associated with his achieving a position of greater stature, authority and/or responsibility than his position with his present position with the Company.

The determination of the appropriate payment levels under the arrangements described above were made pursuant to negotiations with Mr. Powell. These arrangements were designed purely to retain the services of Mr. Powell in the event the Company pursued a business objective that would result in a change of control in order to ensure his assistance throughout such process and, as such, do not impact any other compensation objectives.

Mr. Spiess

If Midway Games Limited terminates Mr. Spiess’ employment without cause, he would be entitled to a separation payment which is more fully described under “Termination and Change of Control Arrangements.” The payment is designed to compensate Mr. Spiess if Midway Games Limited terminates him for convenience or without cause to do so. The amount of payment was determined in accordance with the Company’s determination of what would be a customary separation payment in the industry for an individual at Mr. Spiess’ level.

Potential Payments to Officers under Existing Employment or Retention Agreements

If Mr. Zucker had been terminated on December 31, 2007 other than for cause, death, or permanent disability or if Mr. Zucker had resigned in 2007 for good reason, he would have been able to receive the payments set forth below in the column under the heading “Involuntary Not for Cause or Voluntary for Good Reason Termination”. If

Mr. Zucker had been notified on May 1, 2007 that his employment agreement would not be renewed on May 6, 2007, he would have been able to receive the payments set forth in the column under the heading “Involuntary Not for Cause or Voluntary for Good Reason Termination”. If Mr. Zucker’s or Mr. Powell’s employment had been terminated on December 31, 2007 pursuant to a change of control each would have been eligible to receive the payments set forth in the column under the heading “Termination Pursuant to Change in Control”. If Mr. Spiess’ employment had been terminated by Midway Games Limited on December 31, 2007, he would have been able to receive the payments set forth in the column under the heading “Termination Without Cause.”

Mr. Zucker

The following table shows the payments that David F. Zucker, Midway’s President and Chief Executive Officer, would have received had a termination or a change of control occurred on December 31, 2007.

	Involuntary Not for Cause
	or Voluntary For Good	Termination Following a
Type of Payment	Reason Termination	Change of Control

Salary	$1,200,000	$1,797,000
Bonus(1)	—	—
Restricted Shares(2)	—	220,800

Total	$1,200,000	$2,017,800

(1) Mr. Zucker is eligible to receive the pro-rata portion of the annual bonus payable to him in the year immediately prior to his termination or notification that his employment agreement would be not be renewed. However, no bonus was declared or approved for Mr. Zucker for 2007.

Mr. Zucker is also eligible to receive a sum equal to 2.99 times the bonus payable to him in the year immediately prior to change in control. However, no bonus was declared or approved for Mr. Zucker for 2007.

(2) Represents the value of Mr. Zucker’s 80,000 unvested performance-based shares at December 31, 2007 based upon the December 31, 2007 closing price of $2.76 per share of Midway’s common stock.

Mr. Powell

The following table shows the payments that Thomas E. Powell, Midway’s Executive Vice President — Finance, Treasurer and Chief Financial Officer, would have received had a termination following a change of control occurred on December 31, 2007.

Termination Following a
Type of Payment	Change of Control

Salary(1)	$658,516
Other	—

Total	$658,516

(1) Represents continued payment to Mr. Powell of his base annual salary as of December 31, 2007 for a period of 24 months.

Mr. Spiess

The following table shows the payments that Martin Spiess, Midway Games Limited’s Managing Director — Europe, would have received had a termination without cause occurred on December 31, 2007.

Termination Without
Type of Payment	Cause

Salary(1)	$179,757
Other	—

Total	$179,757

(1) Represents continued payment to Mr. Spiess of his base annual salary as of December 31, 2007 for a period of 6 months using the GBP to USD exchange rate of 1.9973 as of December 31, 2007.

Non-Employee Director Compensation Table

The Company’s board of directors is comprised solely of non-employee directors who receive a combination of cash payment, equity-based compensation and benefits as shown in the table below for the year ended December 31, 2007.

DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
					Nonqualified
		Stock		Non-Equity	Deferred
	Fees Earned or	Awards		Incentive Plan	Compensation	All Other
Name	Paid in Cash ($)	($)	Option Awards ($)(1)	Compensation ($)	Earnings	Compensation ($)(2)	Total ($)

William C. Bartholomay	86,371	—	21,118	—	—	—	107,489
Peter C. Brown	75,000	—	21,118	—	—	—	96,118
Joseph A. Califano, Jr.	66,750	—	21,118	—	—	—	87,868
Kenneth D. Cron(3)	665,500	—	21,119	—	—	10,250	696,869
Shari E. Redstone	318,500	—	21,118	—	—	—	339,618
Ira S. Sheinfeld(4)	50,625	—	10,462	—	—	—	61,087
Robert J. Steele	225,000	—	21,118	—	—	—	246,118
Robert N. Waxman	81,000	—	21,118	—	—	14,990	117,108

(1) Represents the charge taken in 2007 in the Company’s financial statements in connection with 12,000 option shares awarded to each director on September 6, 2006 with a grant date fair market value of approximately $5.29 per option. Assumptions used in valuing such options are set forth in Note 11. These options vested one-third immediately upon grant and an additional one-third upon each of the first and second anniversaries of the grant date.

(2)	Represents payments made under our Exec-U-Care supplemental health insurance program.

(3)	Mr. Cron resigned as a director of the Company effective December 17, 2007.

(4)	Mr. Sheinfeld resigned as a director of the Company effective August 30, 2007.

During September 2006 under the 2005 Plan, the Company granted 12,000 option shares to each non-employee director (84,000 shares in total) with a grant date fair value of approximately $8.77. These options vested one-third immediately upon grant date and an additional one-third upon each of the first and second anniversaries of the grant date. As of December 31, 2007, 68,000 of these shares remain outstanding.

During prior years, the Company awarded non-employee directors with 81,676 option shares under other stock option plans that now have been replaced with the 2005 Plan. As of December 31, 2007, 81,676 of these shares remain outstanding. The following table lists the grant date fair value for each of the equity awards.

Options Awarded	Grant Date	Fair Value Per Option

10,000	5/18/1998	$7.97
10,000	1/31/2000	9.16
15,000	1/15/2002	10.35
21,676	9/3/2002	4.00
25,000	9/19/2003	2.32

81,676

The Compensation Committee of the board of directors reviews the level of compensation of the Company’s non-employee directors from time to time. To determine the appropriate level of compensation for the non-employee directors, the Compensation Committee has reviewed publicly available data describing non-employee director compensation at our principal competitors.

In 2007, the Company paid a fee of $60,000 per year to each of the non-employee directors. The Company paid Mr. Cron, the Chair of the board of directors until his resignation on December 17, 2007, an additional fee of $48,000 per year, which was increased to $300,000 per year for the period June 1, 2006 through May 31, 2007. In 2006 the Board of Directors reviewed the duties of the Chair. The Board determined that the duties of the Chair were significantly more substantial than those of a director or other committee chairs and increased the fees of the Chair of the Board of Directors accordingly. Specifically, Mr. Cron served as a liaison among management of the Company, third parties, the members of the Board of Directors and committees of the Board of Directors. In addition, Mr. Cron met and consulted with management of the Company, the members of the Board of Directors and committees of the Board of Directors regarding Company business opportunities. In 2007, at the direction of the Board of Directors, Mr. Cron, along with the assistance of Mr. Steele and Ms. Redstone, reviewed various business opportunities on behalf of the Company. Mr. Cron was eligible for, and received, a $300,000 bonus payment upon completion of certain goals related to the exploration of such business opportunities. Specifically, Mr. Cron was required to identify and investigate various companies with which the Company could engage in business transactions in furtherance of the Company’s objective to achieve profitability and to propose and negotiate the terms of such transactions. No specific numerical or financial metrics relating to the goals were specified. Each of Ms. Redstone and Mr. Steele received a bonus payment of $250,000 and $150,000 respectively for the assistance they provided to Mr. Cron. The bonus payment to Messrs. Cron and Steele and Ms. Redstone on March 22, 2007 related to services performed in 2007 in furtherance of the pursuit of business opportunities on behalf of the Company.

A director who serves as the Chair of the Special Committee of Independent Directors or Nominating Committee of our board of directors receives a further fee of $2,500 per year for his or her services in that capacity, and each other member of those Committees receives an additional fee of $1,000 per year. A director who serves as the Chair of the Corporate Governance Committee of the board receives a further fee of $7,500 per year for his or her services in that capacity, and each other member of that Committee receives an additional fee of $5,000 per year. On September 5, 2007 the board of directors resolved to combine the Nominating Committee and the Corporate Governance Committee and form the Nominating and Corporate Governance Committee. Since its formation, the Chair of the Nominating and Corporate Governance Committee of the board receives a further fee of $7,500 per year for his or her services in that capacity, and each other member of that Committee receives an additional fee of $5,000 per year. The Company paid the Chair of the Compensation Committee an additional fee of $17,500 per year, reduced to $5,000 per year effective March 2008, and each other member of that Committee receives an additional fee of $1,000 per year which was increased to $5,000 per year effective March 2008. A director who serves as the Chair of the Audit Committee of the board receives a further fee of $20,000 per year for his or her services in that capacity, and each other member of that committee receives an additional fee of $15,000 per year. Our directors may also receive options to purchase shares of common stock under our 2005 Plan, and were each granted an option to purchase 12,000 shares of the Company’s common stock on September 6, 2006. These options vested one-third immediately upon grant and an additional one-third upon each of the first and second anniversaries of the grant date.

Our directors who are not also directors of WMS are eligible to receive reimbursement for health insurance costs under our Exec-U-Care supplemental health care insurance program.

Compensation Committee Interlocks and Insider Participation

During 2007, Messrs. Bartholomay (Chair), Califano and Cron and Ms. Redstone served on our Compensation Committee. Mr. Cron served on the Compensation Committee until his resignation on December 17, 2007. Ms. Redstone served on our Compensation Committee until March 5, 2008. No member of our Compensation Committee is or was an employee or officer of Midway, and no officer, director or other person had any relationship in 2007 required to be disclosed under this heading. Mr. Bartholomay is Group Vice Chair of Willis Group Holdings, Ltd. and Vice Chair of Willis North America, Inc., insurance brokers, which we retained to provide insurance brokerage services during 2007 and propose to retain for insurance brokerage services during 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth information as of February 29, 2008, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

	Number of Shares of
	Common Stock		Percentage of
	Beneficially		Outstanding
Name and Address of Beneficial Owner	Owned(1)		Common Stock(1)

Sumner M. Redstone	80,339,266	(2)	87.3%
200 Elm Street Dedham, MA 02026
National Amusements, Inc.	22,687,479	(2)	24.6%
200 Elm Street Dedham, MA 02026
Sumco, Inc.	45,218,230	(2)	49.1%
200 Elm Street Dedham, MA 02026

(1)	Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership, of the underlying shares within 60 days. Percentage calculations are based on 92,053,269 shares outstanding on February 29, 2008, excluding treasury shares.

(2)	Based upon a Form 4 filed with the SEC by Sumner M. Redstone on February 8, 2007, Mr. Redstone reported direct ownership of 12,433,557 and indirect ownership through NAI (shared voting power) of 22,687,479 and Sumco (shared voting power) of 45,218,230 shares of our common stock. Mr. Redstone’s shares do not include 17,500 shares held by his wife, Paula Redstone, with respect to which shares Mr. Redstone disclaims beneficial ownership. As a result of his stock ownership in NAI and Sumco, Mr. Redstone is deemed the beneficial owner of the shares of common stock owned by both NAI and Sumco.

Security Ownership of Management

The following table sets forth, as of February 29, 2008 information about the beneficial ownership of our common stock by each of our directors and our named executive officers and by all of our directors and executive officers as a group:

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name of Beneficial Owner	Beneficially Owned(1)		Common Stock(1)

Steven M. Allison	61,875	(2)	*
William C. Bartholomay	124,983	(3)	*
Matthew V. Booty	151,125	(4)	*
Peter C. Brown	8,000	(5)	*
Joseph A. Califano, Jr.	18,000	(6)	*
Ryan G. O’Desky	15,000		*
Shari E. Redstone	67,923,290	(7)	73.8%
Martin Spiess	55,000	(8)	*
Robert J. Steele	8,000	(9)	*
Robert N. Waxman	33,000	(10)	*
David F. Zucker	1,927,589	(11)	2.1%
Directors and Executive Officers as a Group (13 persons)	70,469,532	(12)	76.6%

*	Less than 1%

(1)	Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 92,053,269 shares outstanding on February 29, 2008, excluding treasury shares. No shares have been pledged as security by our directors or executive officers.

(2)	Includes 31,875 shares of common stock underlying stock options.

(3)	Includes 79,613 shares of common stock underlying stock options.

(4)	Includes 101,125 shares of common stock underlying stock options.

(5)	Includes 8,000 shares of common stock underlying stock options.

(6)	Includes 8,000 shares of common stock underlying stock options.

(7)	Includes 67,905,709 shares (73.8%) owned by NAI and Sumco as of February 29, 2008. As a director, President and shareholder of NAI, Ms. Redstone may be deemed a beneficial owner of NAI’s shares of our common stock. Also, as President of Sumco, Ms. Redstone has voting and investment power with respect to shares of our common stock held by Sumco. Also includes 8,000 shares of common stock underlying stock options.

(8)	Includes 20,000 shares of common stock underlying stock options.

(9)	Includes 8,000 shares of common stock underlying stock options.

(10)	Includes 25,000 shares of common stock underlying stock options.

(11)	Includes 1,774,671 shares of common stock underlying stock options.

(12)	Includes an aggregate of 2,146,784 shares of common stock underlying stock options.

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

The following is a summary of additional information about securities authorized for issuance under our equity compensation plans as of December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

(c)
Number of Securities
	(a)		(b)	Remaining Available for
	Number of Securities to		Weighted-Average Exercise	Future Issuance Under Equity
	be Issued upon Exercise		Price of Outstanding	Compensation Plans
	of Outstanding Options,		Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights		Rights	Reflected in Column (a))

Equity compensation plans approved by Stockholders	4,575,369	(1)	$7.17	1,856,853

(1)	Total excludes the 595,000 performance-based restricted shares granted to management that are outstanding at December 31, 2007. See Note 11 to our consolidated financial statements for details.

The average exercise price of outstanding options, at February 29, 2008, was approximately $7.11 per share.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Other Transactions

Sumner M. Redstone, our controlling shareholder, is Chair of the board and Chief Executive Officer of National Amusements, Inc. (“NAI”). NAI is the parent company of both Viacom and CBS, a company spun off from Viacom late in 2005. Mr. Redstone also serves as Chair of the board for both Viacom and CBS. Midway has historically conducted business with Viacom and companies affiliated with Viacom and Mr. Redstone. Mr. Redstone also is a controlling stockholder of Sumco, a corporation to which he transferred approximately 41% of his shares of our common stock in December 2005 and an additional 50% of his direct holdings in February 2007. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of this transaction.

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

See Note 16 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the loan agreements Midway entered into with NAI effective February 29, 2008.

During 2005, we announced a strategic relationship with MTV Networks, a subsidiary of Viacom, to jointly market three video game titles, and collaborate on soundtrack development for two of these titles. Under the terms of the agreement, MTV has the option to provide us with varying levels of marketing and promotional support for these video games. We may then include various agreed-upon MTV properties and trademarks within the respective video games. Also, we will be required to then pay to MTV varying levels of marketing and production costs based upon the amount of support provided by MTV, as well as royalties from game sales based upon the amount of support provided by MTV and the number of units sold and profitability of the game. L.A. RUSH, initially released in October 2005, was the first of the three titles to be released under the relationship. Selling and marketing purchases from MTV totaled $256,000, $460,000 and $4,679,000 in 2007, 2006 and 2005, respectively. Royalties owed to MTV based upon game sales of L.A. RUSH totaled $89,000 and $125,000 in 2007 and 2006, respectively. At December 31, 2007 and 2006, we had amounts outstanding of $3,000 and $125,000 due to MTV, respectively, included in accounts payable.

Selling and marketing expenses incurred from advertising purchases with other Viacom affiliates totaled $1,943,000, $3,708,000 and $5,228,000 during 2007, 2006 and 2005, respectively. We also had amounts outstanding of $498,000 and $730,000 due to other Viacom affiliates included in accounts payable at December 31, 2007 and 2006, respectively. Net revenues generated from Viacom affiliates totaled $0, $13,000, and $0 over the same periods. Amounts outstanding from Viacom affiliates totaled $0 and $13,000 at December 31, 2007 and 2006, respectively.

William C. Bartholomay, a member of our board of directors, was President of Near North National Group, insurance brokers, which we retained to provide insurance brokerage services. He is currently Group Vice Chair of Willis Group Holdings, Ltd. and Vice Chair of Willis North America, Inc., insurance brokers which we retain to provide insurance brokerage services. We have retained these companies or their affiliates as insurance brokers and have paid premiums to obtain insurance placed by these brokers totaling in the aggregate $1,865,000, $1,715,000, and $1,513,000 for 2007, 2006 and 2005, respectively. No amounts were owed to Willis Group Holdings, Ltd. and affiliates or Near North National Group at December 31, 2007 or 2006.

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

Ernst & Young LLP served as our independent auditors for 2007 and 2006. Aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of 2007 and 2006 and for other professional services billed in 2007 and 2006, were as follows:

	Years Ended
	December 31,
	2007	2006

Audit Fees(1)	$887,000	$925,000
Audit-Related Fees(2)	22,000	22,000
Tax Fees	—	—
All Other Fees	—	—

Total	$909,000	$947,000

(1)	Comprised of the audit of our annual consolidated financial statements, internal control attestation services required to comply with the requirements of the Sarbanes-Oxley Act, review of financial statements included in our Form 10-Qs and other services provided by the accountant in connection with statutory and regulatory filings.

(2)	Comprised of 401(k) audit procedures and various other services.

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

(1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A, as amended, File No. 333-11919, filed on October 18, 1996 and effective October 29, 1996 (the “S-1 Registration Statement”).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.5		Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the “6/10/04 S-3”).
3.6		Composite Amended and Restated By-laws of the Registrant dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
4.1		Indenture, dated as of September 19,2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s current report on Form 8-K filed on September 19, 2005 (the “9/19/2005 8-K”).
4.2		Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/2005 8-K.
4.3		Indenture, dated as of May 30, 2006, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006 (the “5/30/06 8-K”).
4.4		Registration Rights Agreement, dated as of May 30, 2006, between the Registrant and Banc of America Securities, LLC, incorporated herein by reference to the 5/30/06 8-K.
4.5		Notice of Adjustment, dated July 13, 2006, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.
4.6		Notice of Adjustment, dated April 30, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 30, 2007.
4.7		Notice of Adjustment, dated August 22, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on August 27, 2007.
10	.1*	1996 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration statement on Form S-1/A, as amended, File No. 333-11919, filed on October 25, 1996 and effective October 29, 1996.
10	.2*	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10	.3*	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).

Exhibit
No.		Description

10	.4*	1999 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10	.5*	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
10	.6*	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10	.7*	2002 Stock Option Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on December 5, 2001.
10	.8*	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Transition Report on Form 10-KT-405 for the six-month transition period ended December 31, 2001, filed on March 28, 2002.
10	.9*	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10	.10*	Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003.
10	.11*	Executive Employment Agreement made as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2003 (the “5/7/03 8-K”).
10	.12*	Stock Option Agreement made as of the May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.13*	Stock Option Agreement under 2002 Stock Option Plan made as of the May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.14*	Restricted Stock Agreement entered into as of the May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.15		PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Registration Statement on Form S-3/A, filed on August 18, 2003 (the “August 2003 S-3/A”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.16		PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10	.17*	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10	.18*	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.19		Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004 (the “9/30/2004 10-Q”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

Exhibit
No.		Description

10	.20*	First Amendment made as of October 18, 2004, to Restricted Stock Agreement entered into as of May 6, 2003 between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10	.21*	2000 Stock Option/Stock Issuance Plan for Midway Studios — Austin Inc. and Form of Option Agreement, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10	.22*	2004 Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”).
10	.23*	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.24*	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.25*	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.
10	.26*	2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on April 29, 2005 (File No. 001-12367).
10	.27*	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the 6/30/2005 10-Q.
10	.28*	Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
10.29		Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated August 6, 2001 between Midway Home Entertainment Inc. and Nintendo of America Inc. incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2006 (the “3/31/06 10-Q”). Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.
10.30		First Amendment to Confidential License Agreement for Game Boy Advance dated September 17, 2004 between Midway Home Entertainment Inc. and Nintendo of America Inc. incorporated herein by reference to the 3/31/06 10-Q.
10.31		PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated March 26, 2005 between Midway Home Entertainment Inc. and Sony Computer Entertainment America Inc. incorporated herein by reference to the 3/31/06 10-Q. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.
10	.32*	Form of Non-Employee Director Stock Option Agreement under the 2005 Long-Term Incentive Plan incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2006.
10.33		Xbox 360 Publisher License Agreement entered into as of October 25, 2006 by and between Microsoft Licensing, GP and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 12, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10.34		Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto, and Wells Fargo Foothill, Inc., dated as of June 29, 2007, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.

Exhibit
No.		Description

10.35		First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of July 31, 2007, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.
10.36		Unreal® Engine 3 License Agreement by and between Epic Games, Inc. (“Epic”) and Midway Home Entertainment Inc. (“MHEI”), dated as of January 14, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended)
10.37		Amendment No. 1 to Unreal® Engine 3 License Agreement by and between Epic and MHEI, dated as of December 5, 2005 incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10	.38*	Second Form of Restricted Stock Agreement used by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.
10.39		Waiver and Second Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of January 2, 2008.
10	.40*	Confidential Settlement Agreement and General Release by and between the Registrant and Steven M. Allison dated January 24, 2008.
10.41		Amendment to the Xbox 360 Publisher License Agreement effective as of October 12, 2007 between Microsoft Licensing, GP and Midway Home Entertainment Inc. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.42		Confidential License Agreement for the Wii Console between Nintendo of America Inc. and Midway Home Entertainment Inc. effective November 19, 2006. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.43		License Agreement for the Nintendo DS System (EEA, Australia and New Zealand) dated June 18, 2006 between Nintendo Co., Ltd. and Midway Games Limited. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10	.44*	Sales Incentive Bonus Plan for Martin Spiess dated April 20, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.45		Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, and National Amusements, Inc., dated as of February 29, 2008
10.46		Continuing Guaranty dated as of February 29, 2008, between the Registrant and specified subsidiaries in favor of National Amusements, Inc.
10.47		Intercompany Subordination Agreement dated as of February 29, 2008 among the Registrant, specified subsidiaries of the Registrant and National Amusements, Inc.
10.48		Unsecured Loan Agreement dated as of February 29, 2008, by and between the Registrant and National Amusements Inc.
10.49		Unsecured Subordinated Loan Agreement dated as of February 29 2008, by and the Registrant and National Amusements Inc.
21		Subsidiaries of the Registrant
23		Consent of Ernst & Young LLP.

Exhibit
No.	Description

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Indicates a management contract or compensatory plan or arrangement.

MIDWAY GAMES INC.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

MANAGEMENT REPORT ON INTERNAL CONTROL
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this report has issued an attestation report on our internal control over financial reporting. This report appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Midway Games Inc.

We have audited the accompanying consolidated balance sheets of Midway Games Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midway Games Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Midway Games Inc.

We have audited Midway Games Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Midway Games Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Midway Games Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Games Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Midway Games Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 13, 2008

MIDWAY GAMES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$27,524	$73,422
Receivables, less allowances of $32,510 and $19,408 at 2007 and 2006, respectively	44,527	51,366
Inventories	3,772	2,891
Capitalized product development costs	51,252	35,213
Prepaid expenses and other current assets	13,362	12,792

Total current assets	140,437	175,684
Capitalized product development costs	2,947	6,400
Property and equipment, net	19,298	20,407
Goodwill	41,307	41,273
Other assets	9,372	10,297

Total assets	$213,361	$254,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,642	$7,864
Accrued compensation and related benefits	6,134	4,541
Accrued royalties	12,769	8,097
Accrued selling and marketing	5,645	4,935
Deferred revenue	2,940	2,000
Current portion of long-term debt	—	3,333
Other accrued liabilities	14,190	15,164

Total current liabilities	71,320	45,934
Convertible senior notes, less unamortized discount of $67,802 and $7,990 at 2007 and 2006, respectively	82,198	142,010
Long-term debt	19,167	3,611
Deferred income taxes	10,715	9,402
Other noncurrent liabilities	880	397
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 93,268,699 and 92,487,105 shares issued at 2007 and 2006, respectively	933	925
Additional paid-in capital	521,031	444,115
Accumulated deficit	(480,474)	(380,882)
Accumulated translation adjustment	(2,629)	(1,671)
Treasury stock, at cost, 1,165,430 and 1,115,430 shares at 2007 and 2006, respectively	(9,780)	(9,780)

Total stockholders’ equity	29,081	52,707

Total liabilities and stockholders’ equity	$213,361	$254,061

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net revenues	$157,195	$165,574	$150,078
Cost of sales:
Product costs and distribution	56,413	67,331	56,212
Royalties and product development	90,400	68,883	75,852

Total cost of sales	146,813	136,214	132,064

Gross profit	10,382	29,360	18,014
Research and development expense	25,373	37,022	39,693
Selling and marketing expense	42,960	43,150	57,189
Administrative expense	21,226	21,297	18,864
Restructuring and other charges (benefits)	(783)	(130)	10,784

Operating loss	(78,394)	(71,979)	(108,516)
Interest income	2,313	4,384	2,449
Interest expense	(27,165)	(11,241)	(3,119)
Other income (expense), net	2,902	2,699	(2,040)

Loss before income taxes	(100,344)	(76,137)	(111,226)
Provision (benefit) for income taxes	(752)	1,646	1,261

Net loss	(99,592)	(77,783)	(112,487)
Preferred stock dividends:
Distributed	—	—	282
Imputed	—	—	6

Loss applicable to common stock	$(99,592)	$(77,783)	$(112,775)

Basic and diluted loss per share of common stock	$(1.09)	$(0.86)	$(1.30)

Average number of shares outstanding	91,167	90,708	86,937

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Accumulated		Treasury	Total
	Number	Par	Paid-In	Accumulated	Translation	Deferred	Stock At	Stockholders’
	of Shares	Value	Capital	Deficit	Adjustment	Compensation	Cost	Equity
	(In thousands)

Balance at January 1, 2005	87,883	$879	$392,177	$(190,612)	$(1,420)	$(4,379)	$(9,628)	$187,017
Net loss				(112,487)				(112,487)
Translation adjustment					981			981

Comprehensive loss								(111,506)
Exercise of common stock options	2,465	25	24,401				92	24,518
Exercise of common stock warrants	124	1	1,311					1,312
Issuance of stock for acquisitions	493	5	6,557					6,562
Conversion of Series D preferred stock	1,121	11	4,587					4,598
Issuance of restricted common stock	150	1	2,561			(2,562)		—
Forfeiture of restricted common stock	(2)		(33)			99	(66)	—
Restricted stock compensation cost						3,232		3,232
Dividend on Series D preferred stock
Distributed			(282)					(282)
Imputed			(6)					(6)

Balance at December 31, 2005	92,234	922	431,273	(303,099)	(439)	(3,610)	(9,602)	115,445
Net loss				(77,783)				(77,783)
Translation adjustment					(1,232)			(1,232)

Comprehensive loss								(79,015)
Exercise of common stock options	239	3	1,026				7	1,036
Issuance of common stock rights	11							—
Forfeiture of restricted common stock	3		185				(185)	—
Elimination of deferred compensation upon adoption of SFAS No. 123R			(3,610)			3,610		—
Restricted stock compensation cost			2,603					2,603
Stock option compensation cost			3,519					3,519
Discount on convertible senior notes			9,119					9,119

Balance at December 31, 2006	92,487	925	444,115	(380,882)	(1,671)	—	(9,780)	52,707
Net loss				(99,592)				(99,592)
Translation adjustment					(958)			(958)

Comprehensive loss								(100,550)
Long-term incentive plan restricted stock	645	6	(6)					—
Employee stock purchase plan shares issued	82	1	327					328
Employee stock purchase plan discount			73					73
Exercise of common stock options	42	1	137					138
Issuance of common stock rights	13							—
Restricted stock compensation cost			613					613
Stock option compensation cost			1,682					1,682
Discount on convertible senior notes			74,090					74,090

Balance at December 31, 2007	93,269	$933	$521,031	$(480,474)	$(2,629)	$—	$(9,780)	$29,081

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES
Net loss	$(99,592)	$(77,783)	$(112,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long lived assets	7,645	7,739	7,200
Receivables provision	45,645	34,141	27,342
Amortization of capitalized product development costs, including writedowns	66,228	55,324	70,106
Deferred income taxes	(1,446)	1,316	1,313
Stock-based compensation	1,631	6,122	3,232
Amortization of debt issuance costs	1,385	1,236	444
Accretion of convertible senior notes discount	14,277	1,129	—
Loss on disposal of property and equipment	56	30	69
Loss on impairment of assets	—	—	5,416
Changes in operating assets and liabilities:
Receivables	(37,804)	(53,587)	(42,090)
Inventories	(817)	3,013	957
Capitalized product development costs	(78,076)	(69,342)	(69,042)
Prepaid expenses and other current assets	732	(1,535)	(4,265)
Accounts payable, accrued liabilities and deferred revenue	29,185	3,122	6,623
Other assets and liabilities	(952)	(3,827)	4,805

Net cash used in operating activities	(51,903)	(92,902)	(100,377)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,696)	(8,751)	(6,430)
Direct costs of acquisitions, net of cash acquired	—	—	(919)
Proceeds from the sale of property and equipment	—	75	—

Net cash used in investing activities	(5,696)	(8,676)	(7,349)
FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	—	75,000	75,000
Proceeds from long-term debt	14,722	—	—
Payment of debt issuance costs	—	(2,269)	(2,682)
Payment of long-term debt	(2,650)	(3,333)	(3,333)
Payment of software license financing arrangements	(1,156)	(374)	(800)
Cash received on exercise of common stock options	138	6,318	19,417
Cash received on exercise of common stock warrants	—	—	1,312
Cash dividend on Series D preferred stock	—	—	(210)

Net cash provided by financing activities	11,054	75,342	88,704
Effect of exchange rate changes on cash	647	1,282	(915)

Decrease in cash and cash equivalents	(45,898)	(24,954)	(19,937)
Cash and cash equivalents at beginning of period	73,422	98,376	118,313

Cash and cash equivalents at end of period	$27,524	$73,422	$98,376

Supplemental Disclosures of Cash Flow Information:
Interest paid	$10,855	$8,519	$1,257
Income taxes paid	$537	$5	$—

See notes to consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1:	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We develop and publish interactive entertainment software (the “Video Game Business”). Video games for play on home consoles, handheld devices, and personal computers are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for personal computers and the major video game platforms, including Sony’s PlayStation 2, PlayStation 3 and PlayStation Portable, Microsoft’s Xbox and Xbox 360, and Nintendo’s GameCube, Wii, Game Boy Advance and Nintendo DS.

Consolidation Policy

The consolidated financial statements include the accounts of Midway Games Inc. and its wholly-owned subsidiaries (together referred to as “we,” “us,” “our,” “Midway” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

We have one operating segment, the Video Game Business, per the definitions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. To date, management has not considered discrete geographical or other information to be relevant for purposes of making decisions about allocations of resources. For information about geographic areas and major customers, see “Concentration of Risk” below.

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Receivable Allowances

Receivables are stated net of allowances for price protection, returns, discounts and doubtful accounts.

We grant price protection or discounts to, and sometimes allow product returns from, our customers under certain conditions. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. The provision related to this allowance is reported in net revenues. Price protection means credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted and (k) other relevant factors. Sell-through refers to consumer purchases of our product at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we will incur additional charges.

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

Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market and consist of finished goods. Components of inventory costs include disk replication, printed materials, game boxes, freight in, security encryption for PC games and platform royalties.

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

We evaluate the recoverability of capitalized software development costs on a product-by-product basis. Capitalized software development costs are amortized to expense based on the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales in the royalties and product development line item. In accordance with SFAS No. 86, included in the amortization amounts are writedowns of capitalized costs associated with video games for which the estimated future net realizable value of products were less than their corresponding capitalized product development costs. See Note 2 for details regarding capitalized product development costs.

Management judgments and estimates are used in the assessment of when technological feasibility is established and in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in different reported amounts of capitalized product development costs, research and development expense or cost of sales. If a revised game sales forecast is less than management’s current game sales forecast, or if actual game sales are less than management’s forecast, it is possible we could accelerate the amortization of software development costs previously capitalized. In this event, subsequent amortization of capitalized product development costs for a game is based on the ratio of current period sales to the previous period’s project future revenue.

Property and Equipment

Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives ranging from three to eight years for furniture, fixtures, equipment and computer software; the lesser of the lease term or ten years for leasehold improvements; 15 years for land improvements; 25 years for buildings and the lesser of the remaining useful life of the related building or ten years for building improvements. Repair and maintenance costs are expensed as incurred.

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

Goodwill

Goodwill represents the excess purchase price over the fair market value of net identifiable assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not recognize amortization expense on goodwill. Instead, it is tested for impairment at least annually and if events or changes in circumstances occur that would reduce its fair value below its carrying value. We use October 1 as the date of our annual review of impairment of goodwill. During 2007, 2006 and 2005, we completed this annual review and determined there was no impairment. However, all goodwill recorded with the acquisition of our development studio in Adelaide, Australia was written off in 2005 as a result of our December 2005 restructuring plan that included the closing of this studio. See Note 12 for details of the restructuring plan and the impact on our operating results.

Intangible Assets

Intangible assets consist of non-compete agreements executed with employees in conjunction with the prior business acquisitions and are included with other assets (noncurrent) in the consolidated balance sheets. The gross amount of non-compete agreements totaled $891,000 and $884,000 at December 31, 2007 and 2006, respectively. Accumulated amortization of these non-compete agreements totaled $799,000 and $673,000 at December 31, 2007 and 2006, respectively. These intangible assets are being amortized by the straight-line method over their contractual lives, typically two to three years. Amortization of these intangible assets totaled $126,000, $298,000 and $304,000 during 2007, 2006 and 2005, respectively. In 2005, we wrote off the remaining unamortized balance and accumulated amortization of the non-compete agreements recorded upon the acquisition of our development studio in Adelaide, Australia as a result of the December 2005 restructuring plan. See Note 12 for details of the restructuring plan and the impact on our operating results.

Debt Issuance Costs

As of December 31, 2007 and 2006, debt issuance costs totaled $2,581,000 and $3,816,000, respectively, net of accumulated amortization of $3,309,000 and $1,924,000 respectively. Debt issuance costs are being amortized over the applicable terms of the Company’s credit facility and issuances of convertible senior notes. In June 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) with Wells Fargo Foothill, Inc. (“WFF”) which modified our existing loan and security agreement with WFF. Debt issuance costs incurred in June 2007 for the Amended LSA of $150,000 were capitalized along with $88,000 of unamortized costs remaining from the Company’s original loan and security agreement. These costs are being amortized by applying the effective interest method over the five-year term of the credit facility. See Note 6 for details of the Company’s credit facility and Note 8 for details of the Company’s convertible senior notes.

Stock-Based Compensation

Before 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, we did not recognize compensation expense for stock options awarded to employees and directors for which the exercise price of the stock options equaled the market price on the date of grant. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123, prior to January 1, 2006, we disclosed pro forma compensation expense quarterly and annually by calculating the fair value of stock options granted using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amounts in a note to the consolidated financial statements. All stock-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

On January 1, 2006, we adopted the provisions of SFAS No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”) using the modified-prospective transition method. Under this method, stock-based compensation expense was recognized in the 2007 and 2006 consolidated financial statements for all stock option awards granted during 2007 and 2006, and also for stock option awards that were both outstanding and not fully vested at January 1, 2007 and January 1, 2006, respectively. Compensation expense recognized in our 2007 and 2006 consolidated financial statements includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the current period for options granted prior to, but not vested as of January 1, 2007 and January 1, 2006, respectively, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, in accordance with the provisions of the modified-prospective transition method. Recognition of compensation expense related to our restricted stock outstanding did not change upon the adoption of SFAS No. 123R. See Note 11 for details on our stock-based awards and stock-based compensation, including pro forma disclosure of stock-based compensation for 2005.

SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows (previously allowed), on a prospective basis. Stock option activity did not result in a tax benefit during the years ended December 31, 2007 and 2006, due to our current tax position.

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

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (the “FSP”). The FSP provides simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. A one-time election to adopt the transition method in the FSP was available to those entities adopting SFAS No. 123R using either the modified-retrospective or modified-prospective method. We elected to use this transition method to calculate our APIC pool upon adoption of SFAS No. 123R on January 1, 2006. Based upon our calculation of our APIC pool under the FSP, our beginning APIC pool balance as of January 1, 2006 was $0.

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed or determinable and collectibility of the customer receivable is probable. Generally, these conditions are met upon delivery of the product to the customer. We do not provide any significant customization of software or postcontract customer support. If consumer demand for a product falls below expectations, we may grant price protection to increase future sell through or accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts.

Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and we fulfill our obligations, if any, under the agreement. Royalties on sales that exceed the guarantee are recognized as revenues as earned. License and royalty revenues were $6,369,000, $6,301,000, and $6,145,000 during 2007, 2006 and 2005, respectively.

Distribution Costs

Distribution costs, including shipping and handling costs of video games sold to customers, are included in cost of sales.

Advertising Expense

The cost of advertising is charged to selling and marketing expense as incurred, except for costs associated with advertising campaigns which are deferred and charged to expense upon the first use of the advertising campaign. Advertising expenses for 2007, 2006 and 2005 were $25,988,000, $27,656,000, and $41,235,000, respectively. The total amount of advertising costs reported as assets at December 31, 2007 and 2006 were $614,000 and $1,543,000, respectively, and are included with prepaid expenses and other current assets in the consolidated balance sheets. We also share portions of certain customers’ advertising expenses through co-op advertising arrangements. Cooperative advertising allowances provided to customers are recognized as a reduction of revenues, except for cooperative advertising that provides a separate identifiable benefit and the benefit’s fair value can be established, in which case the cooperative advertising is recognized as selling and marketing expense.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Foreign Currencies

The local currency is the functional currency for our foreign operations. Assets and liabilities of our foreign operations are translated at the rate of exchange in effect on the balance sheet date; revenues and expenses are translated at the average rates of exchange prevailing during the period. Equity accounts are translated at historical rates. The related translation adjustments are reflected as a foreign currency translation adjustment in stockholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. We classify foreign currency transaction gains and losses in other income (expense), net in the consolidated statements of operations. Net foreign currency transaction gains (losses) were $2,751,000, $2,670,000 and ($2,133,000) for 2007, 2006 and 2005, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss is disclosed in the consolidated statements of changes in stockholders’ equity. Foreign currency translation adjustments have been the only component of comprehensive loss to date. Accordingly, accumulated other comprehensive loss is equal to the accumulated translation adjustment of $2,629,000 and $1,671,000 at December 31, 2007 and 2006, respectively.

Loss per Common Share

The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding on each of the following dates (in thousands):

	December 31,
Type	2007	2006	2005

Stock options	4,537	3,810	4,877
Warrants	—	—	555
Contingent shares	713	1,045	1,578
Convertible senior notes	18,864	12,747	4,224

Total	24,114	17,602	11,234

Contingent shares represent those shares of our common stock granted to individuals which have restrictions placed as to transferability that will lapse over a defined period as set at the date of grant. These include shares of restricted common stock granted to employees as compensation or retention incentives, as well as restricted shares issued as part of the purchase price consideration in previous acquisitions. The following table discloses the vesting of contingent shares remaining as of December 31, 2007 (in thousands):

Vesting	Number
Period	of Shares

2008	103
2009	203
2010	203
2011	204

Total	713

The calculation of diluted loss per share of common stock for 2007, 2006 and 2005 did not include the effect of stock options, warrants, contingent shares or convertible senior notes because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the reported periods was used in their respective calculations of basic and diluted loss per share of common stock.

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

As of December 31, 2007, we had the following two convertible instruments outstanding:

•	$75,000,000 of convertible senior notes that are convertible into common stock at a current conversion rate of 100 shares per $1,000 principal amount of the notes; and

•	$75,000,000 of convertible senior notes that are convertible into common stock at a current conversion rate of 151.5152 shares per $1,000 principal amount of the notes.

The registration rights associated with both convertible senior note issuances automatically transfer with these instruments, and accordingly, these instruments and the related registration rights are accounted for as one combined instrument.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit and market risk consist primarily of cash and cash equivalents and trade accounts receivable from the sale of games. We invest our cash and cash equivalents only in high credit quality securities and limit the amounts invested in any one security.

The following table discloses information about geographic areas and our top two major customers for the respective reporting periods (in thousands):

	Years Ended December 31,
	2007	2006	2005

Geographic areas
Net revenues outside of the United States	$70,802	$48,860	$40,085
Major customers
Net revenues from GameStop	$23,348	$24,175	$20,716
Net revenues from Wal-Mart	$15,998	$27,596	$27,706

Net assets located outside of the United States, after elimination of intercompany accounts and excluding goodwill, totaled $22,781,000 and $24,341,000 as of December 31, 2007 and 2006, respectively.

Receivables from customers representing 10% or more of our gross receivables balance totaled $20,135,000 (GameStop and Best Buy) and $17,948,000 (GameStop and Best Buy) at December 31, 2007 and 2006, respectively. Such amounts are prior to applying any allowances for doubtful accounts, price protection, returns or discounts.

Historically, a limited number of products have generated a large amount of our net revenues. In 2007, 2006 and 2005, our Mortal Kombat video games accounted for 13.3%, 22.4% and 18.9% of our net revenues, respectively.

We are substantially dependent on Sony, Microsoft and Nintendo as they are the sole manufacturers of the software we develop for their game consoles and they are the owners of the proprietary information and technology we need to develop software for their game consoles.

Warranties

We warrant to our customers that the medium on which our software is recorded is free from defects for a period of 90 days from the date of purchase. We provide for an estimate of such warranty claims based on historical experience at the time of sale.

Fair Value of Financial Instruments

The carrying amount for all of our financial instruments except for the convertible senior notes approximates their fair values at the balance sheet dates due to either their short-term length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at each balance sheet date. The estimated fair value of our convertible senior notes at December 31, 2007 based on available market prices is approximately $120,047,000 compared to a total carrying value of $150,000,000, excluding the impact of the debt discounts recorded on the 6.0% convertible senior notes issued in 2005 and the 7.125% convertible senior notes issued in 2006. The estimated fair value of our convertible senior notes at December 31, 2006 based on available market prices is approximately $147,394,000 compared to a total carrying value of $150,000,000, excluding the impact of the debt discount recorded on the 7.125% convertible senior notes issued in 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

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

On January 1, 2007, upon adoption of FIN 48, and for the year ended December 31, 2007, we did not identify nor record any additional liabilities related to unrecognized income tax benefits. Therefore the adoption of FIN 48 did not impact our consolidated financial statements as of January 1, 2007 and for the year ended December 31, 2007.

To the extent we incur income tax related interest and penalties in future periods, we will record such amounts as a component of the provision for income taxes. Income tax returns for the fiscal tax year ended June 30, 2000 to the present are subject to examination by tax jurisdictions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008 for financial assets and liabilities and also nonfinancial assets and liabilities that are recognized at fair value on at least an annual basis. Implementation of this statement has been delayed to January 1, 2009 for nonfinancial assets and liabilities that are not recognized at fair value on at least an annual basis. We are currently reviewing this new accounting standard but do not currently believe the adoption of SFAS No. 157 will have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 intends to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigates volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. The provisions of this statement must be implemented for our year beginning January 1, 2008. We are currently reviewing this new accounting standard but do not currently believe adoption of SFAS No. 159 will have a material impact on our financial position and results of operations.

NOTE 2:	CAPITALIZED PRODUCT DEVELOPMENT COSTS

The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Years Ended December 31,
	2007	2006	2005

Beginning balance	$41,613	$27,595	$28,659
Additions	78,814	69,342	69,042
Amortization, including writedowns	(66,228)	(55,324)	(67,474)
Restructuring charges	—	—	(2,632)

Ending balance	$54,199	$41,613	$27,595

During 2005, we recorded certain impairment charges for capitalized product development costs in the restructuring and other charges line item of our consolidated statements of operations. See Note 12 for details regarding restructuring and other charges.

NOTE 3:	PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation and amortization, consisted of (in thousands):

	December 31,
	2007	2006

Land, land improvements, buildings and building improvements	$6,034	$6,023
Leasehold improvements	6,829	7,757
Furniture, fixtures, equipment and software	46,789	51,159
Construction-in-progress	714	1,140

	60,366	66,079
Less accumulated depreciation and amortization	(41,068)	(45,672)

Property and equipment, net	$19,298	$20,407

Depreciation and amortization expense related to property and equipment was $7,519,000, $7,441,000 and $6,896,000 for 2007, 2006 and 2005, respectively.

NOTE 4:	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of (in thousands):

	December 31,
	2007	2006

Product development advance	$5,351	$5,351
Current portion of financing arrangement	—	1,156
Interest payable	1,598	1,598
Accrued restructuring costs	—	911
Other	7,241	6,148

Total	$14,190	$15,164

NOTE 5:	FINANCING ARRANGEMENT

During January 2005, we entered into a financing arrangement for the acquisition of software to be used in the development of our video games. The original cost of the software capitalized related to this arrangement was $3,808,000 and is reflected in property and equipment in the consolidated balance sheets, net of amortization of $1,579,000 and $1,022,000 for the years ended December 31, 2007 and 2006, respectively. The outstanding financing arrangement obligation totals $0 and $1,156,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6:	CREDIT FACILITY

In June 2007, we entered into the Amended LSA with WFF which modified our existing loan and security agreement with WFF. The Amended LSA provides for a credit facility initially of up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan under the Amended LSA increased from a remaining principal balance of $5,278,000 to $20,000,000, and as a result we received $14,722,000 of cash proceeds in June 2007.

The term loan has a five-year term and is to be repaid in equal monthly installments of $166,668 beginning August 1, 2007 and ending on June 1, 2012 with a final payment of $10,167,000 due on June 29, 2012. The term loan bears interest at our election of either the bank’s base rate (8.75% at December 31, 2007) plus 1.5% or a one to three-month LIBOR rate plus 2.75%, but in no event less than 4.0%. At December 31, 2007, the interest rate on the term loan was 7.57%, which represents the one-month LIBOR rate plus 2.75% and the remaining outstanding principal balance was $19,167,000.

The initial maximum availability under our revolving line of credit is $10,000,000. Maximum availability under the revolving line of credit in future periods is equal to $30,000,000 less the outstanding principal balance of the term loan. The credit facility allows for the issuance of up to $7,500,000 in aggregate letters of credit. Further, the revolving line of credit may be increased up to an additional $10,000,000 upon our written request to WFF and WFF’s acceptance of such request. However, the maximum availability under the revolving line of credit at any time is limited by the borrowing base, which is a function of eligible accounts receivable and collections as defined under the Amended LSA. Any letters of credit outstanding further reduce availability under the revolving line of credit. The revolving line of credit has a five-year term and bears interest at our election of either the bank’s base rate (8.75% at December 31, 2007) plus 1.5% or a one to three-month LIBOR rate plus 2.75%, but in no event less than 4.0%. A fee of 4.5% per annum multiplied by the daily balance of the undrawn portion of the available letters of credit is due and payable on a monthly basis. A fee of 0.5% per annum multiplied by the daily balance of the availability under the revolving line of credit is due and payable on a monthly basis. During June 2007, $150,000 of bank fees were charged to our revolving line of credit as a result of the Amended LSA. This amount was repaid in July and August 2007. At December 31, 2007, we had two letters of credit outstanding totaling $1,250,000, and we had no outstanding balance on the revolving line of credit. At December 31, 2007, we had $9,583,000 available for borrowings under the revolving line of credit.

Substantially all of our assets are pledged as collateral under the credit facility. The credit facility requires, among other things, that we maintain minimum levels of cash and availability under the revolving line of credit. The credit facility also restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the credit facility restricts our ability to repurchase or redeem any shares of our capital stock. An uncured default in payment or an unrescinded acceleration of the amounts borrowed under the credit facility may result in the 6.0% Notes and the 7.125% Notes being declared immediately due and payable in full. The term loan can be prepaid at any time without premium or penalty. If the credit facility is terminated before the expiration of the five-year term, the lender is entitled to receive prepayment penalties equal to 2.0% of the amount of the revolving line of credit if the Amended LSA is terminated prior to June 29, 2008 and 1.0% of the amount of the revolving line of credit if the Amended LSA is terminated on or after June 29, 2008.

See Note 16 to the consolidated financial statements for the termination of this facility that occurred in February 2008.

NOTE 7:	INCOME TAXES

Valuation Allowance

Because of our history of operating losses in recent years, through 2006 we recorded a valuation allowance against our net deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets relating to our foreign operations. As a result, we released the valuation allowance recorded against all of the deferred tax assets of our foreign entities except Australia. In making this determination, we analyzed the foreign entities’ recent history of earnings, forecasts of future earnings, and the nature and timing of future deductions and benefits, among other things. The release of the valuation allowance resulted in a current year income tax benefit of $2,842,000. We continue to maintain a valuation allowance against our domestic deferred tax assets. The total valuation allowance increased by $7,783,000, $24,924,000 and $52,856,000 in 2007, 2006 and 2005, respectively.

Pretax Loss

Domestic and foreign components of loss before income taxes consisted of the following:

		December 31,
	2007	2006	2005
	(In thousands)

Domestic	$(105,227)	$(78,687)	$(95,458)
Foreign	4,883	2,550	(15,768)

Total pretax book loss	$(100,344)	$(76,137)	$(111,226)

Income Tax Provision (Benefit)

Significant components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$—	$—	$(52)
State	1	—	—
Foreign	776	330	—

Total current	777	330	(52)
Deferred:
Federal	(36,191)	(23,855)	(39,821)
State	(2,285)	(1,506)	(2,519)
Foreign	1,299	564	(717)

Total deferred	(37,177)	(24,797)	(43,057)
Valuation allowance	35,648	26,113	44,370

Total provision (benefit) for income taxes	$(752)	$1,646	$1,261

The income tax provision differed from the amount computed using the statutory federal income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Federal at statutory rate of 35%	$(35,121)	$(26,648)	$(38,929)
State income taxes, net of federal benefit	(2,218)	(1,683)	(2,458)
Valuation allowance	35,648	26,113	44,370
Other, net	939	3,864	(1,722)

Total provision (benefit) for income taxes	$(752)	$1,646	$1,261

Income Taxes Payable

Current income taxes payable by jurisdiction were as follows:

	December 31,
	2007	2006
	(In thousands)

Federal	$—	$—
State	1	—
Foreign	609	336

Income taxes payable	$610	$336

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets resulting from:
Tax loss carryforward	$221,127	$192,238
Accrued liabilities not currently deductible	9,232	4,854
Receivable allowance	10,337	6,681
Tax over book depreciation	827	189
Foreign tax credit	—	122
Other	69	57

Gross deferred tax assets	241,592	204,141

Deferred tax liabilities resulting from:
Goodwill	10,715	9,402
Capitalized product development costs	20,168	15,484
Discount on convertible senior notes	25,229	2,973
Other	33	138

Gross deferred tax liabilities	56,145	27,997

Valuation allowance	(193,329)	(185,546)

Net deferred tax liabilities	$(7,882)	$(9,402)

The deferred tax assets and liabilities recognized in our consolidated balance sheets were as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Deferred tax assets — current	$1,260	$—
Deferred tax assets — non-current	1,573	—

Total deferred tax assets	2,833	—
Deferred tax liabilities — current	—	—
Deferred tax liabilities — non-current	(10,715)	(9,402)

Total deferred tax liabilities	(10,715)	(9,402)

Net deferred tax liabilities	$(7,882)	$(9,402)

The current and non-current deferred tax assets are included within the “Prepaid expenses and other current assets” and “Other assets” line items, respectively, on our consolidated balance sheet. Deferred tax liabilities related to goodwill are not offset against deferred tax assets since it is uncertain as to if and when amounts attributable to goodwill will be recognized as expenses in the statement of operations. Therefore, deferred tax assets and deferred tax liabilities by jurisdiction are recognized in the consolidated balance sheets. We will be required to provide additional valuation allowances in future periods should domestic tax losses occur. To the extent a deferred tax liability related to indefinite-lived assets increases in future periods, expense will be recognized.

We paid foreign income taxes of $537,000, $5,000, and $0 for 2007, 2006 and 2005, respectively. In 2007 we received a foreign tax refund of $2,000, no tax refunds in 2006 and federal tax refunds of $133,000 in 2005. At December 31, 2007, we had a net operating loss carryforward of $593,504,000 for federal income tax purposes which expires from 2019 to 2027, and aggregate net operating loss carryforwards of $161,442,000 for state income tax purposes which expire from 2010 to 2022. Stockholder ownership changes, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. Deferred tax assets (liabilities), prior to affecting these amounts for the valuation allowance, include a net amount of ($449,000) at December 31, 2007, 2006 and 2005, related to net operating losses and deferred tax liabilities that transferred to us in conjunction with the business combinations consummated in 2005 and 2004. If and when we realize the benefit of these net operating losses included in the deferred tax assets, this benefit will be recorded as a decrease to goodwill. If and when we realize the expense of these acquired deferred tax liabilities, this expense will be recorded as an increase to goodwill. In 2005, we realized an $81,000 benefit related to a net operating loss from a 2004 acquisition and recorded this amount as a decrease to goodwill.

Undistributed earnings of one of our foreign subsidiaries amounted to approximately $628,000 and $457,000 as of December 31, 2007 and 2006, respectively. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (adjusted for foreign tax credits).

NOTE 8:	CONVERTIBLE SENIOR NOTES

We have completed two separate convertible senior note financing transactions in order to raise funds to be used for general corporate purposes, including working capital and capital expenditures.

September 2005 Issuance

In September 2005, we issued $75,000,000 of convertible senior notes due September 30, 2025 (“6.0% Notes”). The 6.0% Notes are senior unsecured obligations and are subordinate to all secured debt obligations. The 6.0% Notes bear interest at 6.00% per annum that is payable semi-annually on March 30 and September 30 of each year, beginning March 30, 2006. We recognized $4,500,000 of interest expense related to the stated interest rate for the 6.0% Notes during 2007 and 2006.

The holders of the 6.0% Notes may convert the notes into shares of our common stock at any time prior to the maturity date or require redemption of the 6.0% Notes at an initial conversion rate of 56.3253 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $17.75 per share. The conversion rate may be adjusted upon the occurrence of certain events, including the following:

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

Effective April 30, 2007, the conversion rate was adjusted in accordance with the $10.00 Reset Feature so that the conversion price was adjusted to $10.00 per share of common stock. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% Notes that is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (April 30, 2007) to April 30, 2009, the date at which the holders may first require us to redeem the 6.0% Notes. Amortization related to this discount totaled $9,965,000 during 2007, and is included in interest expense in the consolidated statements of operations. As a result of the debt discount and debt issuance costs, the effective interest rate on the 6.0% Notes will approximate 61% from April 30, 2007, the date of the conversion price adjustment to $10.00 per share of common stock, to April 30, 2009. Any future conversion rate adjustments may result in the recognition of an additional discount and interest expense, and result in a further increase to the effective interest rate.

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

Total costs related to the issuance of the 6.0% Notes incurred in 2005 of $2,682,000 were capitalized and are being amortized by applying the effective interest method over the period from the issuance date to April 30, 2009, the date at which the holders may first require us to repurchase the 6.0% Notes. Amortization related to these costs totaled $742,000, $734,000 and $208,000 during 2007, 2006 and 2005, respectively, and is included in interest expense in the consolidated statement of operations.

May 2006 Issuance

In May 2006, we issued $75,000,000 of 7.125% convertible senior notes due May 31, 2026 (the “7.125% Notes”). The 7.125% Notes are senior unsecured obligations and are subordinate to all secured debt obligations. The 7.125% Notes bear interest at 7.125% per annum that is payable semi-annually on May 31 and November 30 of each year, beginning November 30, 2006. We recognized $5,344,000 and $3,132,000 of interest expense related to the stated interest rate for the 7.125% Notes during 2007 and 2006, respectively.

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

Amortization related to the discounts on the 7.125% Notes totaled $4,312,000 and $1,129,000 during 2007 and 2006, respectively, and is included in interest expense in the consolidated statements of operations. As a result of these debt discounts and debt issuance costs, the effective interest rate on the 7.125% Notes will approximate 34% from August 8, 2007, the date of the most recent conversion price adjustment to $6.60 per share of common stock, to May 31, 2010. Any future conversion rate adjustments may result in the recognition of an additional discount and interest expense, and result in a further increase to the effective interest rate.

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

Total costs related to the issuance of the 7.125% Notes incurred in 2006 of $2,269,000 were capitalized and are being amortized by applying the effective interest method over the period from the issuance date to May 31, 2010, the date at which the holders may first require us to repurchase the 7.125% Notes. Amortization related to these costs totaled $562,000 and $331,000 during 2007 and 2006, respectively, and is included in interest expense in the consolidated statement of operations.

NOTE 9:	PREFERRED STOCK AND WARRANTS

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

NOTE 10:	COMMON STOCK

Common Stock

We have 200,000,000 shares of common stock, $0.01 par value per share, authorized for issuance, of which 92,103,269 shares were outstanding on December 31, 2007 (excluding 1,165,430 treasury shares). The following amounts have been reserved for future issuance as of December 31, 2007 (in thousands):

Number of
Description	Shares

Common stock option and long-term incentive plans	7,004
Employee stock purchase plan	2,918
Convertible senior notes	20,854

Total	30,776

Savings Plan

Most employees are eligible to participate in a Company sponsored qualified defined contribution plan in the US and in Europe. Most participants may contribute up to 50% of their annual compensation to the plan in the US and 100% of their annual compensation to the plan in Europe. The Company matches the participants’ contributions, up to $1,000 in the US for annual salaries up to $90,000, and up to 7% of the participants’ annual salary in Europe. Matching contributions made by the Company were $600,000, $180,000, and $186,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Employee Stock Purchase Plan

In January 2007, our board of directors approved an employee stock purchase plan (the “Plan”) which became effective on March 1, 2007. The Plan allows eligible employees of Midway, as defined by the Plan, to defer through normal payroll deductions a maximum amount of the lesser of a) $10,000 per six-month defined purchase period (not to exceed $25,000 per year) or b) 50% of their compensation, in order to purchase shares of Midway’s common stock at the discounted purchase price of 85% of the fair market value (the closing price as quoted per the New York Stock Exchange) of Midway’s common stock on the last day of each defined purchase period. Each purchase period beginning March 1 and September 1 shall last six months and eligible employees are allowed to join the Plan up through the first day of each purchase period or at which point they meet the eligibility requirements. The maximum number of shares that may purchased by employees under the plan is 3,000,000. During 2007, 81,652 shares were purchased by eligible employees. At December 31, 2007 2,918,348 shares remain available under the plan. Compensation expense related to the discounted purchase price totaled $73,000 during 2007 and is included in additional paid-in capital on the consolidated balance sheet.

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

Stock-Based Awards

We currently maintain one plan that provides for stock-based compensation, the Midway Games Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”), under which we may grant both incentive stock options and nonqualified stock options, as well as shares of restricted stock and various other types of stock-based awards. The 2005 Plan was approved by our stockholders in June 2005 and replaced all of our previous stock option plans. The shares available for grants under those earlier plans are no longer available under those plans, but are instead available under the 2005 Plan. Awards previously issued under the earlier plans remain in effect under those plans. The 2005 Plan is intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the 2005 Plan, our Compensation Committee of the board of directors determines which of the eligible directors, officers, employees, consultants and advisors will receive stock-based awards and the terms of such awards, including applicable vesting periods. The 2005 Plan provides that stock options and restricted shares cannot have a term in excess of ten years and will be forfeited upon a change in control of the Company. As of December 31, 2007, we had approximately 1.9 million shares of common stock available to grant stock awards under the 2005 Plan.

See Note 11 for details on our stock-based awards and stock-based compensation, including pro forma disclosure of stock-based compensation for 2005.

NOTE 11:	STOCK-BASED COMPENSATION

Stock-Based Compensation Under SFAS No. 123R

Total stock-based compensation for 2007 and 2006 was $2,368,000 and $6,122,000, respectively, of which, $738,000 and $943,000 of costs were capitalized during 2007 and 2006, respectively. These costs are added to capitalized product development costs in the consolidated balance sheet and then amortized after general release of the respective product that is directly related to such costs. Total stock-based compensation consisted of $613,000 and $2,603,000 related to Restricted Stock in 2007 and 2006, respectively, $1,682,000 and $3,519,000 related to stock options in 2007 and 2006, respectively, and $73,000 and $0 related to the employee stock purchase plan discount in 2007 and 2006, respectively.

As a result of adopting SFAS No. 123R on January 1, 2006, our operating loss, loss before income taxes and net loss for 2006 were $3,321,000 greater than if we had continued to account for stock-based compensation under APB 25. Both basic and diluted loss per share for 2006 were $.04 greater than if we had continued to account for share-based compensation under APB 25. These differences are due to recording compensation expense for stock options granted with an exercise price equal to the fair market value of our common stock on the date of grant. Such stock options would result in no expense on a pro forma basis under the provisions of APB 25. The adoption of SFAS No. 123R had no impact on our consolidated statement of cash flows for 2006.

The following table illustrates the effect on loss applicable to common stock and basic and diluted loss per share of common stock if we had applied the fair value recognition provisions of SFAS No. 123 in 2005 (in thousands, except per share amounts):

Year Ended
December 31,
2005

Reported loss applicable to common stock	$(112,775)
Deduct stock-based compensation expense(a)	3,232
Add stock-based compensation expense determined under the fair value based method for all awards(a)	(7,097)

Pro forma net loss applicable to common stock	$(116,640)

Basic and diluted loss per share:
As reported	$(1.30)
Pro forma	$(1.34)

(a)	These amounts reflect no income tax effect.

Disclosures for 2007 and 2006 are not presented because stock-based compensation expense has already been recognized in the consolidated financial statements by applying the fair value recognition provisions of SFAS No. 123R.

As of December 31, 2007, we had $2,395,000 of total unrecognized compensation cost related to non-vested stock option awards granted under all equity compensation plans and $207,000 of total unrecognized compensation cost related to non-performance-based restricted stock awards for which the periods of restriction have not yet lapsed. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of 1.9 years for both stock options and restricted stock. See the discussion of performance-based restricted stock below.

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

Expected Forfeitures.  We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. We applied an estimated 15% forfeiture rate to all awards still vesting during the year ended December 31, 2007 and 2006. No forfeiture rate was applied to the pro forma disclosure of compensation expense prior to the adoption of SFAS No. 123R, as permitted under SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Years Ended December 31,
	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	0.58	0.70	0.75
Risk-free interest rate	4.06%	4.54%	3.73%
Expected lives	5 years	5 years	4 years

Stock Option Activity

The following table summarizes all of our stock option activity for 2007, 2006 and 2005 (shares in thousands):

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	(in thousands)	Price	Contractual Life	(in thousands)

Outstanding at January 1, 2005	7,583	$9.85
Granted	99	10.11
Exercised	(2,475)	9.90		$19,483
Forfeited	(330)	12.43

Outstanding at December 31, 2005	4,877	9.65
Granted	104	8.88
Exercised	(240)	4.31		$2,826
Expired	(913)	19.84
Forfeited	(18)	3.52

Outstanding at December 31, 2006	3,810	7.56	5.6 years	$6,961

Granted	968	5.85
Exercised	(42)	3.23		$126
Expired	(77)	13.73
Forfeited	(122)	8.10

Outstanding at December 31, 2007	4,537	$7.12	5.5 years	$138

Exercisable at December 31, 2006	3,086	$7.92	5.3 years	$5,378

Exercisable at December 31, 2007	3,541	$7.41	4.4 years	$133

	Years Ended December 31,
	2007	2006	2005

Weighted average grant date fair value of options granted	$3.09	$5.37	$5.74

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 is calculated as the difference between the market price of the underlying common stock at December 31, 2007 and the exercise price of the options for the options that had exercise prices that were lower than the $2.76 closing market price of our common stock at December 31, 2007. The total intrinsic value of options exercised during 2007, 2006 and 2005 was determined as of the date of the respective exercises.

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2007 (shares in thousands):

					Weighted
					Average
					Remaining
			Weighted Average		Contractual
	Shares Covered by Options		Exercise Price		Life
Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding

$2.31 — $3.45	616	601	$2.62	$2.63	5.5
3.57 — 5.35	1,277	1,269	3.75	3.74	5.3
5.90 — 8.77	1,241	304	6.51	7.99	8.5
8.90 — 13.04	843	807	11.29	11.35	3.8
13.50 — 16.83	560	560	14.87	14.87	2.1

	4,537	3,541	7.12	7.41	5.5

During 2007, 2006 and 2005, the stock option exercise activity above resulted in total proceeds of $138,000, $1,036,000 and $24,518,000, respectively. Amounts reflected in the consolidated statements of cash flows differ from these amounts due to the timing of cash received related to the exercises. Amounts receivable from employee stock option exercises totaled $0 and $3,000 at December 31, 2007 and 2006, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Restricted stock — non-performance-based awards

Total stock-based compensation cost related to the non-performance-based restricted stock awards was $613,000, $2,603,000 and $3,232,000 during 2007, 2006 and 2005 respectively.

The following tables summarize our non-performance-based restricted stock amounts and activity for 2007, 2006 and 2005 (shares in thousands):

		Weighted
		Average
		Grant
	Shares	Price

Outstanding at January 1, 2005	541	$9.10
Granted	188	13.60
Vested	(289)	10.85
Forfeited	(10)	9.64

Outstanding at December 31, 2005	430	9.89
Granted	—	—
Vested	(303)	8.86
Forfeited	(20)	9.41

Outstanding at December 31, 2006	107	11.47
Granted	—	—
Vested	(73)	10.31
Forfeited	—	—

Outstanding at December 31, 2007	34	$13.92

The total value of awards vesting was $747,000, $2,691,000 and $3,136,000 during 2007, 2006 and 2005 respectively.

Restricted stock — performance-based awards

In 2007, we granted 645,000 shares of restricted stock to certain key members of management under the Plan. In addition, four employees forfeited a total of 50,000 shares as a result of terminating their employment with the Company during 2007. The remaining 595,000 shares of restricted stock are restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2008 with the Securities and Exchange Commission. Some or all of the restricted stock may be forfeited on such date if certain financial targets are not achieved for the year ending December 31, 2008. Upon achieving the financial targets, up to one-third of the restricted stock vests upon the filing date, and another one-third of the restricted stock vests on the first anniversary and on the second anniversary of the filing date. The restricted stock will also be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock. No compensation expense was recorded in 2007 related to this grant since the achievement of the 2008 financial targets was not probable. These awards have a weighted average grant date fair value of $5.84 and could result in the recognition of a maximum of $3,475,000 of compensation expense in future periods should the performance conditions be achieved. Such compensation expense, if any, could be recognized during the period from January 2008 through March 2009. Recognition of this expense in future periods is dependent upon the assessment as to whether the achievement of the performance conditions is probable at the end of each reporting period.

Total restricted stock

As of December 31, 2007, a total of 713,000 shares of restricted common stock granted to employees as compensation that will or could result in the recognition of compensation expense in future periods remained outstanding and unvested. The following table discloses the future vesting of this restricted stock as of December 31, 2007, assuming the full amount of the performance-based awards granted vest in 2009, 2010, and 2011 upon reaching the 2008 financial targets (in thousands):

Number
Vesting Period	of Shares

2008	103
2009	203
2010	203
2011	204

Total	713

NOTE 12:	RESTRUCTURING AND OTHER CHARGES (BENEFITS)

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

With respect to the 2005 restructuring plan, we incurred the following aggregate amounts which are reflected in the restructuring and other charges line item within operations in 2005 (in thousands):

	Impairment of		Lease and	Impairment
	Capitalized		Long-Term	of Fixed and
	Product		Commitments	Intangible
	Development	Severance	and Other	Assets and
	Costs	Costs	Costs(a)	Goodwill(b)	Total

Provision	$2,632	$1,326	$1,410	$5,416	$10,784

(a)	Includes $98,000 write-off of accumulated translation adjustment.

(b)	Includes the impairment of $4,867,000 of goodwill initially recorded upon the acquisition of Ratbag.

There are no anticipated future expenses related to the 2005 restructuring plan.

A reconciliation of the January 1, 2005 to December 31, 2007 liability balances arising from restructuring activities is summarized as follows (in thousands):

	Impairment of		Lease and	Impairment
	Capitalized		Long-Term	of Fixed and
	Product		Commitments	Intangible
	Development	Severance	and Other	Assets and
	Costs	Costs	Costs	Goodwill	Total

Balances at January 1, 2005	$—	$—	$560	$—	$560

Provision (benefits)	2,632	1,326	1,410	5,416	10,784
Usage/payouts	(2,632)	(1,326)	(684)	(5,416)	(10,058)

Balances at December 31, 2005	—	—	1,286	—	1,286

Provision (benefits)(a)	—	—	(130)	—	(130)
Usage/payouts	—	—	(245)	—	(245)

Balances at December 31, 2006	—	—	911	—	911

Provision (benefits)(b)	—	—	(783)	—	(783)
Other	—	—	(128)	—	(128)

Balances at December 31, 2007	$—	$—	$—	$—	$—

(a)	During 2006, we recorded reversals of previously accrued charges totaling $251,000 related to changes in estimates of accrued facility lease expense and sublease income.

(b)	During 2007, the benefit recorded relates to a change in the estimated amount of previously awarded grants that may be required to be refunded by our subsidiary to the Commonwealth of Australia.

Accrued lease and long-term commitments and other costs are included with other accrued liabilities and other noncurrent liabilities on the consolidated balance sheets, depending on the nature of the underlying liability at the respective balance sheet dates.

NOTE 13:	COMMITMENTS

We lease various office facilities, a warehouse and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at December 31, 2007 as follows (in thousands):

2008	$3,372
2009	2,234
2010	2,125
2011	2,142
2012	2,062
Thereafter	1,538

$13,473

Rent expense for 2007, 2006, and 2005 was $4,497,000, $4,935,000 and $3,500,000, respectively. This gross rent expense was reduced by sublease income in each period of $144,000, $58,000 and $0, respectively.

Additionally, we enter into certain licenses and development agreements that require non-cancelable payments in future periods. Some of these agreements provide for advance payments or guarantee minimum payments of royalties and marketing expenses. Future minimum payments due under these agreements at December 31, 2007 are as follows (in thousands):

2008	$10,351
2009	4,705
2010	6,455
2011	955
2012	92
Thereafter	12

$22,570

NOTE 14:	LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings at December 31, 2007.

Beginning on June 1, 2007 two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant . The complaints allege that, between April 2005 and the present, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway. On December 13, 2007, the Court dismissed the Zucker v. Powell, et al. lawsuit as duplicative of the Rosenbaum Capital LLC v. Zucker lawsuit, which remains pending. On February 22, 2008, Rosenbaum Capital filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. Defendants’ response to the Amended Complaint is currently due on April 22, 2008.

Beginning on July 6, 2007 a number of putative securities class actions were filed against Midway, Steven M. Allison, James R. Boyle, Miguel Iribarren, Thomas E. Powell and David F. Zucker in the United States District Court, Northern District of Illinois. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 4, 2005 and May 24, 2006 (the “Class Period”). Plaintiffs allege that defendants made a series of misrepresentations and omissions about Midway’s financial well-being and prospects concerning its financial performance, including decisions regarding reductions in force, our need to seek additional capital, and decisions by Sumner Redstone and his related parties with respect to their ownership or trading of our common stock, that had the effect of artificially inflating the market price of the Company’s securities during the Class Period. Plaintiffs also claim that defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs seek to recover damages on behalf of all purchasers of our common stock during the Class Period. The actions have all been consolidated, and on October 16, 2007, the Court appointed lead plaintiffs and lead counsel. Lead plaintiffs filed a Consolidated Amended Complaint on December 17, 2007, making the same allegations and asserting the same claims. Midway and the individual defendants filed motions to dismiss the Consolidated Amended Complaint in its entirety on February 15, 2008. Plaintiffs’ response to the motions is due on March 20, 2008 and the defendants have until April 8, 2008 to file replies. No class has been certified and discovery has not begun

NOTE 15:	RELATED PARTY TRANSACTIONS

Majority Shareholder and Directors

Sumner M. Redstone, our largest shareholder, is Chair of the board and Chief Executive Officer of National Amusements, Inc. (“NAI”). NAI is the parent company of both Viacom and CBS Corporation (“CBS”), a company spun off from Viacom late in 2005. Mr. Redstone also serves as Chair of the board for both Viacom and CBS. Midway has historically conducted business with Viacom and companies affiliated with Viacom and Mr. Redstone.

During 2005, we announced a strategic relationship with MTV Networks, a subsidiary of Viacom, to jointly market three video game titles, and collaborate on soundtrack development for two of these titles. Under the terms of the agreement, MTV has the option to provide us with varying levels of marketing and promotional support for these video games. We may then include various agreed-upon MTV properties and trademarks within the respective video games. Also, we will be required to then pay to MTV varying levels of marketing and production costs based upon the amount of support provided by MTV, as well as royalties from game sales based upon the amount of support provided by MTV and the number of units sold and profitability of the game. L.A. RUSH, initially released in October 2005, was the first of the three titles to be released under the relationship. Selling and marketing purchases from MTV totaled $256,000, $460,000 and $4,679,000 in 2007, 2006 and 2005, respectively. Royalties owed to MTV based upon game sales of L.A. RUSH totaled $89,000 and $125,000 in 2007 and 2006, respectively. At December 31, 2007 and 2006, we had amounts outstanding of $3,000 and $125,000 due to MTV, respectively, included in accounts payable.

Selling and marketing expenses incurred from advertising purchases with other Viacom affiliates totaled $1,943,000, $3,708,000 and $5,228,000 in 2007, 2006 and 2005, respectively. We also had amounts outstanding of $498,000 and $730,000 due to other Viacom affiliates included in accounts payable at December 31, 2007 and 2006, respectively. Net revenues generated from Viacom affiliates totaled $0, $13,000 and $0 during 2007, 2006 and 2005, respectively. Amounts outstanding from Viacom affiliates totaled $0 and $13,000 at December 31, 2007 and 2006, respectively.

In addition, three members of our board of directors also serve as directors or executives for either NAI or companies that NAI controls. Shari E. Redstone (Mr. Redstone’s daughter), elected as Chair of the board of Midway as of December 2007, currently serves as President and a director of NAI, as well Vice Chair of the board for both Viacom and CBS. Mr. Redstone also formed a new holding company late in 2005, Sumco, Inc., which is owned jointly by both NAI and Mr. Redstone. Ms. Redstone now serves as President of Sumco. Also, Joseph A. Califano, Jr., a member of our board of directors, serves as a director of CBS. Mr. Califano served on the Viacom board of directors from 2003 until the split of CBS and Viacom in 2005. Furthermore, Robert J. Steele, another member of our board of directors, serves as Vice President — Strategy and Corporate Development of NAI.

William C. Bartholomay, a member of our board of directors, is Group Vice Chair of Willis Group Holdings, Ltd. and Vice Chair of Willis North America, Inc. and was formerly President of Near North National Group. Mr. Califano also serves as a director for Willis Group Holdings, Ltd. We have retained these companies or their affiliates as insurance brokers and have paid premiums to obtain insurance placed by these brokers totaling in the aggregate $1,865,000, $1,715,000, and $1,513,000 for 2007, 2006 and 2005, respectively. No amounts were owed to Willis Group Holdings, Ltd. and affiliates or Near North National Group at December 31, 2007 and 2006.

In addition to the board members discussed above, see Note 16 to the consolidated financial statements for changes to our related party relationships that occurred since December 31, 2007.

Consolidated German Subsidiary Management

We operate a wholly-owned subsidiary in Munich, Germany, Midway Games GmbH (“MGG”). Two members of MGG’s management are the sole shareholders of F+F Publishing GmbH (“F+F”). F+F is primarily in the business of distributing video games and other products to retailers. One of these MGG employees is also the Managing

Director of F+F. We sell products directly to retailers, distributors and F+F. F+F sells our products to various retailers. We generated net revenues of $0, $37,000 and $404,000 from sales to F+F during 2007, 2006 and 2005, respectively. In addition, we purchase certain products, primarily video games developed by third parties, from F+F and in turn sell these products to retailers and distributors. We incurred costs of sales of $1,001,000, $488,000 and $909,000 related to this activity during 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, we made payments of approximately $993,000, $341,000 and $478,000, respectively, related to purchases from F+F. Also, the full amount due to us from sales of our products to F+F during 2006 was settled against the outstanding payable to F+F as of December 31, 2006. As a result, we had net payables of $162,000 and $137,000 due to F+F at December 31, 2007 and 2006, respectively, which are included in accounts payable.

Australia Subsidiary Management

During 2005, we acquired and subsequently closed our development studio in Adelaide, Australia (“Ratbag”). One former shareholder and employee of Ratbag is also a partner in the company that owns the building we leased to operate this studio. During 2005, we incurred approximately $116,000 in charges from leasing this building. Despite closing this studio, we were required to continue our monthly lease payments related to this non-cancelable lease through April 2010. We accrued approximately $540,000 related to this lease, the amount of future rent we expected to pay less estimated sublease income, in other accrued liabilities and other noncurrent liabilities as of December 31, 2005. In 2006, we subsequently settled the lease obligation and recorded a $251,000 reversal of previously accrued charges. We paid the remaining obligation in 2006 and there were no additional amounts owed to the lessor at December 31, 2007 and 2006.

NOTE 16:	SUBSEQUENT EVENT

On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended and Restated Loan and Security Agreement by and among the Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) (“Amended LSA”) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and National Amusements, Inc. (“NAI”) (the “Secured Facility”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Facility”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Facility,” together with the Secured Facility and the Unsecured Facility, the “NAI Facility”). The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for up to a $20,000,000 revolving line of credit. As of February 29, 2008, borrowings outstanding on the Secured Facility term loan totaled approximately $20,000,000. No other borrowings were outstanding on the remaining NAI LA.

The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either Bank of America’s prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum. The Unsecured Facility has a 13 month term which ends on March 31, 2009 and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010 and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 at any time, the advances under the Subordinated Facility and then under the Unsecured Facility must be repaid from available cash and cash equivalents on a weekly basis to reduce the available cash and cash equivalents to $10,000,000.

The initial maximum availability under the Secured Facility revolving line of credit is $10,000,000. Maximum availability under the Secured Facility revolving line of credit in future periods is equal to $30,000,000 less the outstanding principal balance of the term loan less the aggregate amount of letters of credit outstanding.

A fee of 0.5% per annum multiplied by maximum revolver amounts under the NAI Facility less the average daily balance of advances that were outstanding during the preceding month is due and payable on a monthly basis.

Under the Secured Facility, substantially all of the assets of the Registrant and its United States subsidiaries are pledged as collateral. Under the Unsecured and Subordinated Facilities there are no pledges of collateral or guarantees. The NAI Facility restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the NAI LA restricts our ability to repurchase or redeem any shares of our capital stock. An uncured default may result in the 6.0% Notes and the 7.125% Notes being declared immediately due and payable in full. The entire NAI Facility can be repaid or terminated at any time without premium or penalty.

NOTE 17:	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2007 and 2006 is as follows (in thousands, except per share amounts):

	Quarter Ended,
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Net revenues	$11,070	$31,801	$36,747	$77,577
Gross profit (loss)(1)	1,778	10,978	(921)	(1,453)
Research and development expense	7,606	6,399	6,245	5,123
Restructuring and other charges	(783)	—	—	—
Net loss	(19,814)	(14,305)	(33,527)	(31,946)
Basic and diluted loss per share of common stock	$(0.22)	$(0.16)	$(0.37)	$(0.35)
Basic and diluted average number of shares outstanding	90,999	91,103	91,180	91,383

(1)	Gross profit includes $57,000, $92,000, $4,782,000 and $6,205,000 related to writedowns of capitalized product development costs reflected in cost of sales for the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively.

	Quarter Ended,
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Net revenues	$15,396	$25,922	$27,392	$96,864
Gross profit (loss)(1)	712	(1,376)	77	29,947
Research and development expense	10,662	10,715	7,147	8,498
Restructuring and other charges	—	(161)	1	30
Net loss	(22,599)	(31,007)	(22,151)	(2,026)
Basic and diluted loss per share of common stock	$(0.25)	$(0.34)	$(0.24)	$(0.02)
Basic and diluted average number of shares outstanding	90,410	90,651	90,812	90,952

(1)	Gross profit includes $886,000, $810,000, $0 and $0 related to writedowns of capitalized product development costs reflected in cost of sales for the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively.

MIDWAY GAMES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Column C
	Column A	Column B	Additions		Column D	Column E
		Balance at	Charged to	Charged to		Balance at
		Beginning of	Costs and	Other		End of
Period	Description	Period	Expenses	Accounts	Deductions	Period
	Years ended December 31, 2007, 2006 and 2005

Year Ended
December 31, 2007	Allowance for doubtful accounts	$1,315,000	$320,000	$—	$1,285,000	$350,000
	Allowance for price protection, returns and discounts	18,093,000	45,989,000	—	31,922,000	32,160,000
	Deferred tax asset valuation allowance	185,546,000	35,648,000	—	27,865,000	193,329,000
Year Ended
December 31, 2006	Allowance for doubtful accounts	$1,263,000	$241,000	$—	$189,000	$1,315,000
	Allowance for price protection, returns and discounts	14,867,000	33,900,000	—	30,674,000	18,093,000
	Deferred tax asset valuation allowance	160,622,000	26,113,000	—	1,189,000	185,546,000
Year Ended
December 31, 2005	Allowance for doubtful accounts	$714,000	$692,000	$—	$143,000	$1,263,000
	Allowance for price protection, returns and discounts	8,122,000	26,650,000	—	19,905,000	14,867,000
	Deferred tax asset valuation allowance	107,766,000	44,370,000	8,486,000	—	160,622,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2008.

MIDWAY GAMES INC.

By:	/s/ DAVID F. ZUCKER
David F. Zucker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID F. ZUCKER David F. Zucker	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008
/s/ RYAN G. O’DESKY Ryan G. O’Desky	Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer); and Vice President — Finance, Controller, and Assistant Treasurer	March 14, 2008
/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	March 14, 2008
/s/ PETER C. BROWN Peter C. Brown	Director	March 14, 2008
/s/ JOSEPH A. CALIFANO, JR. Joseph A. Califano, Jr.	Director	March 14, 2008
/s/ SHARI E. REDSTONE Shari E. Redstone	Director	March 14, 2008
/s/ ROBERT J. STEELE Robert J. Steele	Director	March 14, 2008
/s/ ROBERT N. WAXMAN Robert N. Waxman	Director	March 14, 2008

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A, as amended, File No. 333-11919, filed on October 18, 1996 and effective October 29, 1996 (the “S-1 Registration Statement”).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.5		Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the “6/10/04 S-3”).
3.6		Composite Amended and Restated By-laws of the Registrant dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
4.1		Indenture, dated as of September 19,2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s current report on Form 8-K filed on September 19, 2005 (the “9/19/2005 8-K”).
4.2		Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/2005 8-K.
4.3		Indenture, dated as of May 30, 2006, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006 (the “5/30/06 8-K”).
4.4		Registration Rights Agreement, dated as of May 30, 2006, between the Registrant and Banc of America Securities, LLC, incorporated herein by reference to the 5/30/06 8-K.
4.5		Notice of Adjustment, dated July 13, 2006, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.
4.6		Notice of Adjustment, dated April 30, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 30, 2007.
4.7		Notice of Adjustment, dated August 22, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on August 27, 2007.
10	.1*	1996 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration statement on Form S-1/A, as amended, File No. 333-11919, filed on October 25, 1996 and effective October 29, 1996.
10	.2*	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10	.3*	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10	.4*	1999 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10	.5*	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
10	.6*	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10	.7*	2002 Stock Option Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on December 5, 2001.

Exhibit
No.		Description

10	.8*	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Transition Report on Form 10-KT-405 for the six-month transition period ended December 31, 2001, filed on March 28, 2002.
10	.9*	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10	.10*	Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003.
10	.11*	Executive Employment Agreement made as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2003 (the “5/7/03 8-K”).
10	.12*	Stock Option Agreement made as of the May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.13*	Stock Option Agreement under 2002 Stock Option Plan made as of the May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.14*	Restricted Stock Agreement entered into as of the May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.15		PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Registration Statement on Form S-3/A, filed on August 18, 2003 (the “August 2003 S-3/A”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.16		PlayStation 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited., incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.).
10	.17*	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10	.18*	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.19		Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004 (the “9/30/2004 10-Q”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10	.20*	First Amendment made as of October 18, 2004, to Restricted Stock Agreement entered into as of May 6, 2003 between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10	.21*	2000 Stock Option/Stock Issuance Plan for Midway Studios — Austin Inc. and Form of Option Agreement, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10	.22*	2004 Form of Indemnity Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”).
10	.23*	Form of Stock Option Agreement used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.24*	Form of Stock Option Agreement used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.

Exhibit
No.		Description

10	.25*	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.
10	.26*	2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on April 29, 2005 (File No. 001-12367).
10	.27*	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the 6/30/2005 10-Q.
10	.28*	Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
10.29		Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated August 6, 2001 between Midway Home Entertainment Inc. and Nintendo of America Inc. incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2006 (the “3/31/06 10-Q”). Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.
10.30		First Amendment to Confidential License Agreement for Game Boy Advance dated September 17, 2004 between Midway Home Entertainment Inc. and Nintendo of America Inc. incorporated herein by reference to the 3/31/06 10-Q.
10.31		PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated March 26, 2005 between Midway Home Entertainment Inc. and Sony Computer Entertainment America Inc. incorporated herein by reference to the 3/31/06 10-Q. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.
10	.32*	Form of Non-Employee Director Stock Option Agreement under the 2005 Long-Term Incentive Plan incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2006.
10.33		Xbox 360 Publisher License Agreement entered into as of October 25, 2006 by and between Microsoft Licensing, GP and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 12, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10.34		Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto, and Wells Fargo Foothill, Inc., dated as of June 29, 2007, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.
10.35		First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of July 31, 2007, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.
10.36		Unreal® Engine 3 License Agreement by and between Epic Games, Inc. (“Epic”) and Midway Home Entertainment Inc. (“MHEI”), dated as of January 14, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended)
10.37		Amendment No. 1 to Unreal® Engine 3 License Agreement by and between Epic and MHEI, dated as of December 5, 2005 incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10	.38*	Second Form of Restricted Stock Agreement used by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

Exhibit
No.		Description

10.39		Waiver and Second Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of January 2, 2008.
10	.40*	Confidential Settlement Agreement and General Release by and between the Registrant and Steven M. Allison dated January 24, 2008.
10.41		Amendment to the Xbox 360 Publisher License Agreement effective as of October 12, 2007 between Microsoft Licensing, GP and Midway Home Entertainment Inc. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.42		Confidential License Agreement for the Wii Console between Nintendo of America Inc. and Midway Home Entertainment Inc. effective November 19, 2006. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.43		License Agreement for the Nintendo DS System (EEA, Australia and New Zealand) dated June 18, 2006 between Nintendo Co., Ltd. and Midway Games Limited. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10	.44*	Sales Incentive Bonus Plan for Martin Spiess dated April 20, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.45		Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, and National Amusements, Inc., dated as of February 29, 2008.
10.46		Continuing Guaranty dated as of February 29, 2008, between the Registrant and specified subsidiaries in favor of National Amusements, Inc.
10.47		Intercompany Subordination Agreement dated as of February 29, 2008 among the Registrant, specified subsidiaries of the Registrant and National Amusements, Inc..
10.48		Unsecured Loan Agreement dated as of February 29, 2008, by and between the Registrant and National Amusements Inc.
10.49		Unsecured Subordinated Loan Agreement dated as of February 29 2008, by and the Registrant and National Amusements Inc.
21		Subsidiaries of the Registrant
23		Consent of Ernst & Young LLP.
31		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*		Indicates a management contract or compensatory plan or arrangement.