Form 10-K/A
period 2007-12-31
MIDWAY GAMES INC
filed 2008-04-29
CIK 1022080

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the 8,357,266 shares of Common Stock held by non-affiliates of the registrant on June 30, 2007 was $53,152,214. This calculation was made using a price per share of Common Stock of $6.36, the closing price of the Common Stock on the New York Stock Exchange on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On April 25, 2008, the number of shares of Common Stock outstanding, excluding 1,245,430 treasury shares, was 92,188,876 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Midway Games Inc. filed a Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing”) with the Securities and Exchange Commission on March 14, 2008. This Amendment No. 1 is being filed for the purpose of providing the information required by Part III (Item 13) of Form 10-K regarding transactions with related persons, the review, approval or ratification of transactions with related persons and director independence and updating information provided under Item 13 in the Original Filing. This information was intended to be incorporated by reference to the Midway Games Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), however, the Proxy Statement will not be filed within 120 days after the end of the fiscal year ended December 31, 2007 and the information is therefore provided herein.

For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 13 of Part III of the Original Filing has been amended and restated in its entirety. The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The New York Stock Exchange permits “controlled companies” to take advantage of exemptions from the above three requirements. For these purposes, a controlled company is a company of which more than 50% of the voting power is held by an individual, a group or another company. Since Mr. Redstone’s beneficial ownership of our common stock exceeds 50%, we are a controlled company. However, our board of directors has determined that, at present, we will not elect to take advantage of any of the above exemptions from the New York Stock Exchange listing standards.

Director Independence.  It has been our policy, and unless we elect to rely on a controlled company exemption it is a requirement of the listing standards of the New York Stock Exchange, that a majority of the members of our board must qualify as “independent” directors who have no material relationship with us, other than serving as a director. Our board has adopted categorical standards to assist it in making independence determinations, as permitted by New York Stock Exchange rules. Under these standards, no director can qualify as independent unless the board determines that the director has no material relationship with us directly or as an officer, shareholder or partner of an organization that has a relationship with us, and:

•	The director is not and has not been our employee for at least three years, and no member of the director’s immediate family is or has been our executive officer for at least three years;

•	The director has not received, and no member of his immediate family has received during any 12-month period in the last three years, more than $100,000 per year in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	Neither the director nor any member of his immediate family (i) is a partner or employee of a firm that is our internal or external auditor or (ii) was, within the last three years, a partner or employee of such a firm and personally worked on our audit within that time;

•	Neither the director nor any member of his immediate family has been employed within the last three years as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; and

•	A director is not an executive officer or an employee, and no member of his immediate family is an executive officer, of a company that in any of the last three fiscal years has made payments to, or received payments from us for property or services in an amount which, in any such single fiscal year, exceeded the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

Our board has determined that the following members of our board of directors are independent within the meaning of the New York Stock Exchange Listing Standards and our categorical standards: William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr. and Robert N. Waxman. Kenneth D. Cron, who served as Chairman of our board during 2007, was also determined to have been an independent director until his resignation in December 2007.

Other Transactions

Our board considered the following transactions with respect to its independence determinations.

Transactions with National Amusements Inc.

Sumner M. Redstone, our controlling shareholder, is Chairman of the board and Chief Executive Officer of National Amusements, Inc. (“NAI”). In addition, two members of our board of directors also serve as directors or executives for NAI. Shari E. Redstone, the Chair of our board of directors and Mr. Redstone’s daughter, currently serves as President and a director of NAI and Robert J. Steele, another member of our board of directors, serves as Vice President — Strategy and Corporate Development of NAI.

On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended and Restated Loan and Security Agreement by and among the Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and NAI (the “Secured Facility”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Facility”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Facility,” together with the Secured Facility and the Unsecured Facility, the “NAI Facility”). The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for up to a $20,000,000 revolving line of credit. As of March 31, 2008, borrowings outstanding on the Secured Facility term loan totaled $19,100,000. As of March 31, 2008, no other borrowings were outstanding on the remaining NAI Facility.

The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either Bank of America’s prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum. At March 31, 2008, the interest rate on the Secured Facility was 6.84%, which represents the one month LIBOR rate plus 3.75%. The Unsecured Facility has a 13 month term which ends on March 31, 2009 and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010 and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 at any time, the advances under the Subordinated Facility and then under the Unsecured Facility must be repaid from available cash and cash equivalents on a weekly basis to reduce the available cash and cash equivalents to $10,000,000.

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

Under the Secured Facility, substantially all of the assets of Midway Games Inc. and its United States subsidiaries are pledged as collateral. Under the Unsecured and Subordinated Facilities there are no pledges of collateral or guarantees. The NAI Facility restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the NAI Facility restricts our ability to repurchase or redeem any shares of our capital stock. An uncured default may result in our 6.0% Convertible Senior Notes due September 30, 2025 and our 7.125% Convertible Senior Notes due May 31, 2026 being declared immediately due and payable in full. The entire NAI Facility can be repaid or terminated at any time without premium or penalty.

Transactions with Viacom and Affiliates

As noted above, Sumner M. Redstone, our controlling shareholder, is Chairman of the board and Chief Executive Officer of NAI, Ms. Redstone currently serves as President and a director of NAI and Mr. Steele serves as Vice President — Strategy and Corporate Development of NAI. NAI is the parent company of both Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”), a company spun off from Viacom late in 2005. Mr. Redstone serves as Chairman of the board for both Viacom and CBS and Ms. Redstone serves as Vice Chair of the board for both Viacom and CBS. Also, Joseph A. Califano, Jr., a member of our board of directors, serves as a director of CBS. Mr. Califano also served as a director of Viacom from 2003 until the split of Viacom and CBS in 2005. In late 2005, Mr. Redstone formed a new holding company, Sumco, Inc. (“Sumco”), which is owned jointly by both NAI and Mr. Redstone. Mr. Redstone transferred approximately 41% of his shares of our common stock to Sumco in December 2005 and an additional 50% of his direct holdings in February 2007. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of this transaction. Ms. Redstone serves as President of Sumco. See “Item 1A. Risk Factors — Through their control of over 85% of our outstanding common stock, Sumner M. Redstone and his related parties decide the outcome of votes of our stockholders and are able to control our business strategies and policies” and “— Decisions by Mr. Redstone and his related parties with respect to their ownership or trading of our common stock could have an adverse effect on the market value of our common stock and our convertible senior notes” in the Original Filing.

Midway has historically conducted business with Viacom and companies affiliated with Viacom and Mr. Redstone. During 2005, we announced a strategic relationship with MTV Networks (“MTV”), a subsidiary of Viacom, to jointly market three video game titles, and collaborate on soundtrack development for two of these titles. Under the terms of the agreement, MTV has the option to provide us with varying levels of marketing and promotional support for these video games. We may then include various agreed-upon MTV properties and trademarks within the respective video games. Also, we will be required to then pay to MTV varying levels of marketing and production costs based upon the amount of support provided by MTV, as well as royalties from game sales based upon the amount of support provided by MTV and the number of units sold and profitability of the game. L.A. RUSH, initially released in October 2005, was the first of the three titles to be released under the relationship. Selling and marketing purchases from MTV totaled $256,000, $460,000 and $4,679,000 in 2007, 2006 and 2005, respectively. Royalties owed to MTV based upon game sales of L.A. RUSH totaled $89,000 and $125,000 in 2007 and 2006, respectively. At December 31, 2007 and 2006, we had amounts outstanding of $3,000 and $125,000 due to MTV, respectively, included in accounts payable.

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

Transactions with Willis Group Holdings Ltd.

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

Review, Approval or Ratification of Transactions with Related Persons

Our board has reserved the responsibility for the review of transactions required to be disclosed pursuant to Item 404(a) of the Securities and Exchange Commission’s Regulation S-K for itself or, in the case of proposed transactions between Midway and Mr. Redstone or any of his affiliated companies, to the Special Committee of Independent Directors (“Special Committee”). The Special Committee was established on September 14, 2004 to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliated companies. The committee members are Messrs. Bartholomay and Waxman (Chairman).

Potential related person transactions are identified based on information provided by our officers and directors and submitted to the Special Committee for review. They may include ordinary course business transactions, such as those between Midway and NAI or Midway and subsidiaries of Viacom, or may involve proposals regarding material corporate transactions. The Special Committee or the board, as the case may be, takes into account all relevant considerations in deciding whether to approve a related person transaction, including the approximate dollar amount involved, the nature of the interest of the related person, whether such proposed transactions are in the ordinary course of business and/or subject to usual trade terms and the purpose of the transaction and any potential benefits to Midway. The Special Committee’s or the board’s policies and procedures for the review, approval or ratification of any such transaction are not in writing but are evidenced by practice of the Special Committee or the board, as the case may be, in its minutes.

Our board reserved the responsibility for the review of the transactions relating to the NAI Facility to a committee of directors formed specifically for the purpose of reviewing the proposed NAI transactions (the “NAI Transaction Committee”). The NAI Transaction Committee members were Messrs. Bartholomay, Brown (Chairman), Califano and Waxman. The NAI Transaction Committee took into account all relevant considerations in deciding whether to approve the NAI Facility, including the approximate dollar amounts involved, the nature of the interest of the related persons, whether the proposed transactions were in the ordinary course of business and/or subject to usual trade terms and the purpose of the transactions and any potential benefits to Midway. The NAI Transaction Committee’s policies and procedures for the review and approval of the NAI Facility are not in writing but are evidenced by practice of the NAI Transaction Committee in its minutes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2008.

MIDWAY GAMES INC.

By:	/s/ MATTHEW V. BOOTY
Matthew V. Booty
Interim Chief Executive Officer and President

EXHIBIT INDEX

Exhibit
No.	Description

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.