Form 10-Q
period 2008-03-31
MIDWAY GAMES INC
filed 2008-05-06
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,439,306 shares of common stock, $0.01 par value, were outstanding at April 29, 2008, excluding 1,265,430 shares held as treasury shares.

MIDWAY GAMES INC.

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,680	$27,524
Restricted cash	212	—
Receivables, less allowances of $27,702 at March 31, 2008 and $32,510 at December 31, 2007	6,034	44,527
Inventories	4,386	3,772
Capitalized product development costs	55,891	51,252
Prepaid expenses and other current assets	12,105	13,362

Total current assets	96,308	140,437
Restricted cash	888	—
Assets held for sale	5,468	—
Capitalized product development costs	5,705	2,947
Property and equipment, net	12,642	19,298
Goodwill	41,305	41,307
Other assets	8,936	9,372

Total assets	$171,252	$213,361

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,332	$29,642
Accrued compensation and related benefits	5,721	6,134
Accrued royalties	13,019	12,769
Accrued selling and marketing	3,626	5,645
Deferred revenue	3,014	2,940
Other accrued liabilities	14,527	14,190

Total current liabilities	55,239	71,320
Convertible senior notes, less unamortized discount of $60,705 at March 31, 2008 and $67,802 at December 31, 2007	89,294	82,198
Long-term debt	19,100	19,167
Deferred income taxes	11,043	10,715
Other noncurrent liabilities	889	880
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized; 93,414,306 and 93,268,699 shares issued at March 31, 2008 and December 31, 2007, respectively	934	933
Additional paid-in capital	521,544	521,031
Accumulated deficit	(514,428)	(480,474)
Accumulated translation adjustment	(2,582)	(2,629)
Treasury stock, at cost, 1,265,430 and 1,165,430 shares at March 31, 2008 and December 31, 2007, respectively	(9,781)	(9,780)

Total stockholders’ equity (deficit)	(4,313)	29,081

Total liabilities and stockholders’ equity (deficit)	$171,252	$213,361

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net revenues	$29,918	$11,070
Cost of sales:
Product costs and distribution	14,201	6,594
Royalties and product development	17,392	2,698

Total cost of sales	31,593	9,292

Gross profit (loss)	(1,675)	1,778
Research and development expense	6,728	7,606
Selling and marketing expense	8,630	6,195
Administrative expense	6,753	5,747
Restructuring and other charges (benefits)	—	(783)

Operating loss	(23,786)	(16,987)
Interest income	158	943
Interest expense	(10,769)	(3,567)
Other income, net	1,196	360

Loss before income taxes	(33,201)	(19,251)
Provision for income taxes	753	563

Net loss	$(33,954)	$(19,814)

Basic and diluted loss per share of common stock	$(0.37)	$(0.22)

Basic and diluted weighted average number of shares outstanding	91,439	90,999

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(33,954)	$(19,814)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of capitalized product development costs, including writedowns	10,022	1,528
Depreciation and amortization	1,700	1,907
Receivables provision	12,571	3,257
Deferred income taxes	639	328
Stock-based compensation expense	150	968
Amortization of debt issuance costs	552	352
Accretion of convertible senior notes discount	7,097	487
Loss on disposal of property and equipment	14	28
Changes in operating assets and liabilities:
Receivables	25,662	40,134
Inventories	(550)	267
Capitalized product development costs	(17,298)	(17,088)
Prepaid expenses and other current assets	1,292	(111)
Accounts payable, accruals and deferred revenue	(15,848)	(10,343)
Other assets and liabilities	(368)	(782)

Net cash provided by (used in) operating activities	(8,319)	1,118
Investing activities:
Purchases of property and equipment	(491)	(1,893)
Restricted cash	(1,100)	—

Net cash used in investing activities	(1,591)	(1,893)
Financing activities:
Repayment of borrowings under former credit facility	(19,167)	(833)
Borrowings under new credit facility	19,100	—
Payment of debt issuance costs	(400)	—
Cash received from exercise of common stock options	—	54

Net cash used in financing activities	(467)	(779)
Effect of exchange rate changes on cash and cash equivalents	533	99

Decrease in cash and cash equivalents	(9,844)	(1,455)
Cash and cash equivalents at beginning of period	27,524	73,422

Cash and cash equivalents at end of period	$17,680	$71,967

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
2. Comprehensive Loss
     The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss was $33,907,000 and $20,058,000 during the three months ended March 31, 2008 and 2007, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.
3. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding (in thousands):

	March 31,
	2008	2007
Stock options	4,457	3,725
Contingent shares	603	1,017
Convertible senior notes	18,864	12,747

Total common stock equivalents	23,924	17,489

     The calculation of loss per share of common stock for the three months ended March 31, 2008 and 2007 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the weighted average number of shares outstanding for the three months ended March 31, 2008 and 2007 were used in their respective calculations of basic and diluted loss per share of common stock.
4. Restricted Cash
     Restricted cash represents the amount of cash and cash equivalents required to be maintained by Midway under letters of credit to comply with the requirements of two office space lease agreements. The restrictions lapse ratably through 2014 as long as no event of default on the leases has occurred.
5. Inventories
     Inventories consist of finished goods and are valued at the lower of cost (determined by the first-in, first-out method) or market. Components of inventory costs include disk replication, printed materials, game boxes, freight in, security encryption for PC games and platform royalties.

6. Capitalized Product Development Costs and Research and Development Costs
     The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Beginning balance	$54,199	$41,613
Additions	17,419	17,088
Amortization	(6,577)	(1,471)
Writedowns	(3,445)	(57)

Ending balance	$61,596	$57,173

     Research and development costs were (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Gross research and development costs	$24,147	$24,694
Research and development costs capitalized	(17,419)	(17,088)

Research and development expense	$6,728	$7,606

7. Credit Facility
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
     The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either Bank of America’s prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum. At March 31, 2008, the interest rate on the Secured Facility was 6.84%, which represents the one month LIBOR rate plus 3.75%. The Unsecured Facility has a 13 month term which ends on March 31, 2009, and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010 and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 at any time, the advances under the Subordinated Facility and then under the Unsecured Facility must be repaid from available cash and cash equivalents on a weekly basis to reduce the available cash and cash equivalents to $10,000,000.
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

     Debt issuance costs incurred and capitalized for the NAI Facility totaled approximately $400,000 during the three months ended March 31, 2008. The debt issuance costs incurred with the NAI Facility have been allocated equally among the Secured Facility, the Unsecured Facility and the Subordinated Facility. The fees allocated to the Secured Facility are being deferred and amortized over the life of the Secured Facility using the effective interest method. The fees allocated to the Unsecured and Subordinated Facilities are being deferred and amortized on a straight-line basis over the term of the respective arrangements. Unamortized debt issuance costs related to the Amended LSA of $202,000 were fully expensed upon termination of the Amended LSA.
     Under the Secured Facility, substantially all of the assets of Midway Games Inc. and its United States subsidiaries are pledged as collateral. Under the Unsecured and Subordinated Facilities, there are no pledges of collateral or guarantees. The NAI Facility restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the NAI Facility restricts our ability to repurchase or redeem any shares of our capital stock. An uncured default may result in the 6.0% and 7.125% convertible senior notes being declared immediately due and payable in full. The entire NAI Facility can be repaid or terminated at any time without premium or penalty.
8. Management Changes
     On March 19, 2008, David F. Zucker ceased to be the President and Chief Executive Officer of Midway. Mr. Zucker remained an employee of Midway until April 19, 2008. Effective March 19, 2008, Matthew V. Booty was appointed Interim Chief Executive Officer and President of Midway. Mr. Booty currently also serves as the Company’s Senior Vice-President — Worldwide Studios, a position he has held since June 6, 2005. Since June 2004, he served as Senior Vice President — Product Development, and since June 1991, Mr. Booty has also served in various capacities with Midway Amusement Games, LLC, a wholly-owned subsidiary of the Company.
     In accordance with Mr. Zucker’s employment agreement, he is entitled to receive an amount equal to two times his base salary in effect on the date of termination of employment, which is payable 25% on the date of termination and an additional 25% on each of 121 days, 242 days and 365 days thereafter. Mr. Zucker is also eligible to receive the pro-rata portion of his annual bonus earned in the year of his termination. During the three months ended March 31, 2008, Mr. Zucker’s severance payment of $1,200,000 was recorded as administrative expense in the consolidated statement of operations and accrued compensation and related benefits on the consolidated balance sheet.
     In accordance with Mr. Zucker’s stock option agreement, his remaining vested stock options will be cancelled three months following his April 19, 2008 termination if not exercised. As of March 31, 2008, all of Mr. Zucker’s stock options are fully vested and 1,774,671 stock options remain outstanding and exercisable. In addition, Mr. Zucker forfeited 80,000 unvested performance-based restricted shares granted under the 2005 Long Term Incentive Plan as a result of his termination.
9. Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008, for financial assets and liabilities and also nonfinancial assets and liabilities that are recognized at fair value on at least an annual basis. Implementation of this statement has been delayed to January 1, 2009, for nonfinancial assets and liabilities that are not recognized at fair value on at least an annual basis. The adoption of SFAS No. 157 did not have a material impact on our financial position and results of operations during the three months ended March 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 is intended to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigate volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. The provisions of this statement must be implemented for our year beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position and results of operations during the three months ended March 31, 2008.

10. Legal Proceedings
     We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings as of March 31, 2008.
     Beginning on June 1, 2007, two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway Games Inc. (“Midway”) and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. The complaints allege that, between April 2005 and the present, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway. On December 13, 2007, the Court dismissed the Zucker v. Powell, et al. lawsuit as duplicative of the Rosenbaum Capital LLC v. Zucker, et al. lawsuit, which remains pending. On February 22, 2008, Rosenbaum Capital, LLC filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. Defendants’ response to the Amended Complaint is currently due on May 22, 2008.
     Beginning on July 6, 2007, a number of putative securities class actions were filed against Midway, Steven M. Allison, James R. Boyle, Miguel Iribarren, Thomas E. Powell and David F. Zucker in the United States District Court, Northern District of Illinois. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 4, 2005 and May 24, 2006 (the “Class Period”). Plaintiffs allege that defendants made a series of misrepresentations and omissions about Midway’s financial well-being and prospects concerning its financial performance, including decisions regarding reductions in force, our need to seek additional capital, and decisions by Sumner Redstone and his related parties with respect to their ownership or trading of our common stock, that had the effect of artificially inflating the market price of the Company’s securities during the Class Period. Plaintiffs also claim that defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs seek to recover damages on behalf of all purchasers of our common stock during the Class Period. The actions have all been consolidated, and on October 16, 2007, the Court appointed lead plaintiffs and lead counsel. Lead plaintiffs filed a Consolidated Amended Complaint on December 17, 2007, making the same allegations and asserting the same claims. Midway and the individual defendants filed motions to dismiss the Consolidated Amended Complaint in its entirety on February 15, 2008. Plaintiffs’ filed a response to the motions on March 20, 2008 and the defendants filed replies on April 8, 2008. The motion is now fully-briefed and awaiting ruling. No class has been certified and discovery has not begun.
11. Subsequent Event
     During January 2008, Midway’s Board of Directors approved a sale and leaseback transaction for four of its properties located in Chicago, Illinois. As a result, during January 2008, Midway reclassified the properties from property and equipment to assets held for sale on the consolidated balance sheet and ceased depreciation of these assets. The amount classified as assets held for sale was $5,468,000 as of March 31, 2008.
     On April 1, 2008, Midway entered into a sale and leaseback agreement with Williams Electronics Games, Inc. (“WMS”) for three of these properties. Two of the properties were sold and leased back from WMS to Midway for a lease term through May 31, 2010 at a monthly rental fee of $20,000. The third property is a leasehold property which was leased to Midway from a third party. As part of the agreement, WMS assumed this lease from Midway and is subleasing the property back to Midway for a lease term through January 31, 2010 at a monthly rental fee of $10,000. The leasehold property contains an option to purchase the property at the end of the lease term which was sold as part of the agreement. The purchase price of the properties was $6,250,000 less the option price of $1,150,000 for the leasehold property.

     In April 2008, Midway recognized a $2,188,000 gain on the sale of these properties, of which $770,000 was recognized immediately upon the execution of the agreement. The remaining gain of $1,418,000 was deferred and is being amortized in equal monthly amounts over the lease terms of the properties as a reduction of rent expense.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “plan,” “strategy,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the performance of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, the current console platform transition and other technological changes, dependence on major platform manufacturers, decisions by Sumner Redstone or his affiliates with respect to his ownership or trading of our common stock, and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by law.
Overview
     We have one operating segment, developing and publishing interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and personal computers (PCs) to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell video games primarily in North America, Europe and Australia for the major video game platforms and handheld devices, including Sony’s PlayStation 2 (“PS2”), PlayStation 3 (“PS3”) and PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; Nintendo’s GameCube (“NGC”), Wii, Game Boy Advance (“GBA”), and the Nintendo DS (“DS”); and also for PCs. Most of our video games currently have suggested retail prices on the initial release date in North America ranging from $19.99 to $59.99 for home console games, $19.99 to $39.99 for handheld games and $19.99 to $49.99 for PC games. Most of our video games currently have suggested retail prices on the initial release date in international markets ranging from $20.00 to $100.00 for home console games, $40.00 to $60.00 for handheld games and $40.00 to $80.00 for PC games. We are currently developing games for all of the next-generation home console platforms, including the PS3, the Xbox 360, and the Wii. Retail price ranges for our frontline next-generation video games on the initial release date have increased from those for our previous-generation platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.
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
New Console Platform Cycle and Increasing Costs to Develop Video Games
     New Console Platform Cycle — The previous-generation of game platforms includes the PS2 released in 2000, and the GameCube and the Xbox, each released in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released their next-generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Sony also released their next-generation home console platform, the PS3, in November 2006 in both the U.S. and Japan and in March 2007 in Europe. We are currently selling and developing video games for all of these next-generation platforms, and sales on these platforms comprise the majority of our revenues.
     Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. We believe our strategy of growing our internal product development resources will facilitate an efficient cost structure for development of video games for the next-generation of consoles because we will be able to share and reuse as opposed to recreate technologies and developed assets across our internal studios. However, we expect that video games for the next-generation consoles will be more costly and take longer to develop. Specifically, we expect the development cycle for video games for the next-generation of consoles to range from 24 to 36 months, compared to the development cycle for games on the previous-generation of consoles of 12 to 36 months. We expect our costs related to developing titles on the next-generation of consoles will generally range between $8 million to $36 million per title, which represents a substantial increase in costs incurred to develop previous-generation titles, which have ranged from $4 million to $16 million.
Handheld Market
     In November 2004, Nintendo launched a dual-screened, portable game system, the DS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. We released our first games for the PSP and DS in the fourth quarter of 2005 and fourth quarter of 2006, respectively. During 2007, we released one title for the PSP, Hot Brain, and six titles for the DS including The Bee Game, Touchmaster, Ultimate Mortal Kombat and Foster’s Home for Imaginary Friends: Imagination Invaders (released in Europe in 2008).
PC Market
We generated increased revenues from games played on the PC in recent years and anticipate revenues from PC titles to increase in the future. We launched The Lord of the Rings Online: Shadows of Angmar, Stranglehold and Unreal Tournament 3 on the PC along with a number of additional titles throughout 2007. Our future releases are expected to include our previously announced video game, This Is Vegas, scheduled for future release.
Majority Stockholder
     Sumner M. Redstone, our largest stockholder, last reported his aggregate beneficial holdings on February 8, 2007 in filings made with the SEC. Mr. Redstone’s aggregate beneficial holdings approximated 87% of our outstanding voting securities as of March 31, 2008. As the majority voting stockholder of Midway, Mr. Redstone and his related parties can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone and his related parties were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone is the Chair of the board and Chief Executive Officer of National Amusements, Inc. (“NAI”). Midway formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, comprised of two directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates. In addition, in December 2005, Mr. Redstone reported that he transferred approximately 41% of his shares of our common stock to Sumco, Inc. (“Sumco”), a corporation of which Mr. Redstone indirectly owns a controlling interest. In February 2007, Mr. Redstone disclosed that he had sold an additional 12,433,557, or about half, of his remaining shares of our common stock to Sumco. Mr. Redstone’s total beneficial ownership of our common stock did not change as a result of these transactions.
Results of Operations
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     The following table provides our periodic operating results in dollars and as a percentage of total net revenues (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Net revenues	$29,918	100.0%	$11,070	100.0%
Cost of sales:
Product costs and distribution	14,201	47.5%	6,594	59.6%
Royalties and product development	17,392	58.1%	2,698	24.4%

Total cost of sales	31,593	105.6%	9,292	84.0%

Gross profit (loss)	(1,675)	(5.6)%	1,778	16.0%
Research and development expense	6,728	22.5%	7,606	68.7%
Selling and marketing expense	8,630	28.9%	6,195	56.0%
Administrative expense	6,753	22.6%	5,747	51.9%
Restructuring and other charges (benefits)	—	0.0%	(783)	(7.1)%

Operating loss	(23,786)	(79.6)%	(16,987)	(153.5)%
Interest income	158	0.5%	943	8.5%
Interest expense	(10,769)	(36.0)%	(3,567)	(32.2)%
Other income, net	1,196	4.0%	360	3.3%

Loss before income taxes	(33,201)	(111.1)%	(19,251)	(173.9)%
Provision for income taxes	753	2.5%	563	5.1%

Net loss	$(33,954)	(113.6)%	$(19,814)	(179.0)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Three Months Ended
	See	March 31,		Increase /	Percent
	Explanation	2008	2007	(Decrease)	Change
Net revenues	A	$29,918	$11,070	$18,848	170.3%
North American net revenues	B	8,289	6,954	1,335	19.2%
International net revenues	C	21,629	4,116	17,513	425.5%
Cost of sales:
Product costs and distribution	D	14,201	6,594	7,607	115.4%
Royalties and product development	E	17,392	2,698	14,694	544.6%
Research and development expense	F	6,728	7,606	(878)	(11.5)%
Selling and marketing expense	G	8,630	6,195	2,435	39.3%
Administrative expense	H	6,753	5,747	1,006	17.5%
Restructuring and other charges (benefits)		—	(783)	783	(100.0)%
Interest income	I	158	943	(785)	(83.2)%
Interest expense	J	10,769	3,567	7,202	201.9%
Other income, net	K	1,196	360	836	232.2%
Provision for income taxes		753	563	190	33.8%
A.	Net Revenues
     The following table provides our total net revenues by platform (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Sony PlayStation 3 (“PS3”)	$13,705	45.8%	$—	—%
Microsoft Xbox 360	(1,714)	(5.7)%	795	7.2%
Nintendo Wii	10,763	36.0%	1,668	15.1%
Sony PlayStation 2 (“PS2”)	1,449	4.8%	3,960	35.8%
Microsoft Xbox	24	0.1%	479	4.3%
Nintendo GameCube (“NGC”)	(6)	(0.0)%	507	4.6%
Sony PlayStation Portable (“PSP”)	797	2.7%	197	1.8%
Nintendo DS (“NDS”)	2,585	8.6%	1,341	12.1%
Nintendo Game Boy Advance (“GBA”)	23	0.1%	771	7.0%
Personal Computer (“PC”)	839	2.8%	110	1.0%
Royalties and other	1,453	4.8%	1,242	11.1%

Total net revenues	$29,918	100.0%	$11,070	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Three Months Ended March 31, 2008
Stranglehold: Expansion Pack	PS3, Xbox 360	Domestic
Foster’s Home for Imaginary Friends: Imagination Invaders	NDS	International
Hour of Victory	PC	International
Blacksite: Area 51	PS3	International
Unreal Tournament 3	PS3	International
Cruis’n	Wii	International
Game Party	Wii	International

Three Months Ended March 31, 2007
The Ant Bully	Wii	International
The Grim Adventures of Billy & Mandy	Wii	International
Blitz: The League	Xbox 360	International
     The increase in net revenues from 2007 to 2008 was primarily attributable to an 76.2% increase in our per-unit net selling price and an increase in unit sales volume of 64.4%. The increase in our per-unit net selling price was due to sales of next-generation titles of Stranglehold and Blacksite: Area 51 for the Xbox 360 and PS3, and Unreal Tournament 3 for the PS3 during the three months ended March 31, 2008. These titles had a higher average initial selling price than our title releases for the three months ended March 31, 2007.

     Price protection reserves recorded in 2008 were in excess of revenue recognized for the Xbox 360. Price protection refers to credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. For more information on our price protection reserve, refer to our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2007.
B. North American Net Revenues
     Our top three selling titles in North America represented $6,446,000 of net revenues during the three months ended March 31, 2008. These titles included Game Party, Unreal Tournament 3, and Mortal Kombat: Armageddon. Our top three selling titles in North America represented $3,620,000 of net revenues during the three months ended March 31, 2007. These titles included Mortal Kombat: Armageddon, Happy Feet, and Blitz: The League. Substantially all royalties and other revenues are included in North American net revenues.
C. International Net Revenues
     Our top three selling titles internationally represented $16,789,000 of net revenues during the three months ended March 31, 2008. These titles included Unreal Tournament 3, Game Party, and Blacksite: Area 51. Our top three selling titles internationally represented $2,214,000 of net revenues during the three months ended March 31, 2007. These titles included Blitz: The League, Happy Feet, and Rampage: Total Destruction.
D. Cost of Sales — Product Costs and Distribution
     The increase in product costs and distribution primarily resulted from an increase in our per-unit disk costs of 31.0% and an increase in unit sales volume of 64.4%. The disk costs include royalties payable to the platform manufacturers. We sold console games with a higher average retail price upon first release during the three months ended March 31, 2008, compared to the same period in 2007, for which we are charged a higher royalty by platform manufacturers.
E. Cost of Sales — Royalties and Product Development
     The increase in royalties and product development costs was primarily attributable to increased amortization and writedowns of capitalized product development costs during the three months ended March 31, 2008, compared to the same period in 2007. We recorded $3,445,000 and $57,000 of total writedowns for future releases during the three months ended March 31, 2008 and 2007, respectively. Certain video games released during the three months ended March 31, 2008, had significantly higher amounts of capitalized product development costs compared to those released during the three months ended March 31, 2007.
     Following is a summary of product development costs incurred (in thousands):

	Three Months Ended
	March 31,
Description	2008	2007
Amortization of capitalized product development costs	$6,577	$1,471
Writedowns related to future releases	3,445	57
Expenses incurred subsequent to product release	845	363

Total	$10,867	$1,891

     Royalties and other expenses increased from $807,000 in 2007 to $6,525,000 in 2008, primarily due to licensing fees for Unreal Tournament 3, NBA Ballers: Chosen One (released in April 2008), and Game Party.

F. Research and Development Expense
     Research and development expense represents product development costs and product development overhead incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows (in thousands):

	Three Months Ended
	March 31,
Description	2008	2007
Gross research and development costs	$24,147	$24,694
Research and development costs capitalized	(17,419)	(17,088)

Research and development expense	$6,728	$7,606

G. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense increased $1,980,000, from $2,444,000 in 2007 to $4,424,000 in 2008. The increase in advertising expense is attributable primarily to advertising support for Unreal Tournament 3 and NBA Ballers: Chosen One (released in April 2008).
H. Administrative Expense
     The increase in administrative expense from 2007 to 2008 for the three months ended March 31 is primarily due to a $1,200,000 severance accrual recorded in March 2008 for former CEO, David Zucker. See Note 8 to the consolidated financial statements for more information.
I. Interest Income
     The decrease in interest income from 2007 to 2008 for the three months ended March 31 was primarily attributable to lower average cash balances during 2008 compared to 2007.
J. Interest Expense
     The interest expense recorded during the three months ended March 31, 2008, compared to the same period in 2007, increased primarily due to $6,609,000 of additional amortization related to discounts on our convertible senior notes. On April 30, 2007, the conversion rate on our 6.0% senior notes was adjusted from $17.75 to $10.00 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% notes that is being amortized by applying the effective interest rate method over the period from April 30, 2007 to April 30, 2009. Amortization related to this discount totaled $4,839,000 for the three months ended March 31, 2008. On August 8, 2007, the conversion rate on our 7.125% convertible senior notes was adjusted from $8.80 to $6.60 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $28,040,000 discount on the 7.125% notes that is being amortized by applying the effective interest rate method over the period from August 8, 2007 to May 31, 2010. In June 2006, a discount of $9,119,000 was recorded to reflect the initial conversion rate adjustment to $8.80 per share of common stock. Incremental amortization expense related to the discounts on the 7.125% notes totaled $1,770,000 in 2008.
     Interest expense for the three months ended March 31, 2008, also included $202,000 of accelerated amortization expense for debt issuance costs previously capitalized under our credit facility with Wells Fargo Foothill, Inc. See note 7 to the consolidated financial statements for further information.
K. Other Income, Net
     Other income, net includes $1,192,000 and $294,000 of foreign currency transaction gains incurred during the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources
     Our principal source of operating cash is from the distribution and sale of our video games. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of March 31, 2008, our primary source of liquidity was $17,680,000 of cash and cash equivalents, compared to $27,524,000 at December 31, 2007. Our working capital at March 31, 2008 totaled $41,069,000, compared to $69,117,000 at December 31, 2007. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, or if we do not release our new products on a timely basis, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.
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
     The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either Bank of America’s prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum. At March 31, 2008, the elected interest rate on the Secured Facility was 6.84%, which represents the one month LIBOR rate at March 5, 2008, plus 3.75%. The Unsecured Facility has a 13 month term which ends on March 31, 2009 and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010 and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 at any time, the advances under the Subordinated Facility and then under the Unsecured Facility must be repaid from available cash and cash equivalents on a weekly basis to reduce the available cash and cash equivalents to $10,000,000.
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
     Debt issuance costs incurred and capitalized for the NAI Facility totaled approximately $400,000 during the three months ended March 31, 2008. The debt issuance costs incurred with the NAI Facility have been allocated equally among the Secured Facility, the Unsecured Facility and the Subordinated Facility. The fees allocated to the Secured Facility will be deferred and amortized over the life of the Secured Facility using the effective interest method. The fees allocated to the Unsecured and Subordinated Facilities will be deferred and amortized on a straight-line basis over the term of the respective arrangements. Unamortized debt issuance costs related to the Amended LSA of $202,000 were fully expensed upon termination of the Amended LSA.
     Under the Secured Facility, substantially all of the assets of the Registrant and its U.S. subsidiaries are pledged as collateral. Under the Unsecured and Subordinated Facilities, there are no pledges of collateral or guarantees. The NAI Facility restricts our ability to make payments, including dividends and other distributions on our capital stock, restricts our ability to make acquisitions and restricts our capital expenditures. In addition, the NAI Facility restricts our ability to repurchase or redeem any shares of our capital stock. An uncured default may result in the 6.0% Notes and the 7.125% Notes being declared immediately due and payable in full. The entire NAI Facility can be repaid or terminated at any time without premium or penalty.
     For the three months ended March 31, 2008 and 2007, net cash used in and provided by operating activities was $8,319,000 and $1,118,000, respectively. The increase in net cash used was driven primarily by less favorable working capital changes in 2008 compared to 2007. During the three months ended March 31, 2008 and 2007, changes in receivables positively impacted cash flows by $25,662,000 and $40,134,000, respectively. The decline in cash inflows is primarily due to lower fourth quarter sales in 2007 compared to 2006. During the three months ended March 31, changes in accounts payable, accruals and deferred revenue negatively impacted cash flows by $15,848,000 in 2008 and $10,343,000 in 2007. The additional outflows in 2008 are primarily driven by higher accruals for inventory in transit during 2008 compared to 2007.
     Net cash used in investing activities totaled $1,591,000 and $1,893,000 for the three months ended March 31, 2008 and 2007, respectively, and was primarily used for capital expenditures in both periods and restricted cash in 2008. The decrease in capital expenditures was primarily due to less next-generation software development tools being purchased in 2008 compared to 2007. Restricted cash represents the amount of cash and cash equivalents required to be maintained by Midway under letters of credit to comply with the requirements of two office space lease agreements. See Note 4 for additional information.
     Net cash used in financing activities was $467,000 and $779,000 during the three months ended March 31, 2008 and 2007, respectively. The decrease in net cash used is primarily due to fewer repayments of amounts borrowed in 2008 compared to 2007.
     We believe that our cash and cash equivalents at March 31, 2008 of $17,680,000, availability under the NAI Facility discussed above, active management of our working capital needs, possible cost-cutting measures, and possible utilization of additional liquidity sources will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and other anticipated needs through at least March 31, 2009. If unanticipated events occur, such as delays in collecting accounts receivable or delays in the release dates of certain of our video games, then our working capital could be constrained and we may take additional steps to manage our working capital. Were payment for the amounts due under the NAI Facility accelerated and such default not cured or waived within sixty days of notice of such default to the trustee for the convertible senior notes, the convertible senior notes may be declared immediately due and payable in full. If the convertible senior notes were declared immediately due and payable, we believe the Company could not make such payment. We continue to assess financing opportunities and may raise additional debt or equity financing should market conditions appear favorable. Any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan and the new console platform cycle.
Off-Balance Sheet Arrangements and Contractual Obligations
     We lease various office facilities, a warehouse and equipment under non-cancelable operating leases. Additionally, we enter into license agreements for the use of intellectual property used in specific video games or for a period of time. Some of these agreements provide for advance payments or guarantee minimum payments of royalties, as well as commitments to spend a minimum level of future marketing expenditures for the respective video games. We also enter into arrangements with third parties to develop some of our video games. In accordance with generally accepted accounting principles, some of these obligations are not recognized as liabilities on our consolidated balance sheet.

     The following table summarizes our contractual obligations as of March 31, 2008 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$19,100	$—	$—	$19,100	$—
Interest on long-term debt obligations(2)	5,236	1,232	3,696	308	—
Convertible senior notes(3)	150,000	—	150,000	—	—
Interest on convertible senior notes(4)	16,453	9,844	6,609	—	—
Operating lease obligations(5)	14,488	3,541	5,363	4,515	1,069
Purchase obligations(6)	45,077	25,507	17,660	1,910	—
Other liabilities(7)	726	363	363	—	—

Total	$251,080	$40,487	$183,691	$25,833	$1,069

(1)	These obligations are reflected on our consolidated balance sheet as long-term debt at March 31, 2008.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at 6.45% (one month LIBOR rate as of March 31, 2008, plus 3.75%) from April 1, 2008 through June 29, 2012, the maturity date of the long-term debt obligation. These obligations are not reflected on our consolidated balance sheet at March 31, 2008.

(3)	Assumes our two convertible senior note instruments are carried through the dates the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at March 31, 2008, net of the unamortized discounts.

(4)	Assumes our convertible senior note instruments are carried through the date the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The instruments bear interest at the fixed rates of 6.00% and 7.125% per annum, respectively. These obligations are not reflected on our consolidated balance sheet at March 31, 2008.

(5)	These obligations are not reflected on our consolidated balance sheet at March 31, 2008.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at March 31, 2008.

(7)	This item represents the remaining obligations under software license financing arrangements which are reflected on our consolidated balance sheet in other accrued liabilities and other noncurrent liabilities at March 31, 2008.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008, for financial assets and liabilities and also nonfinancial assets and liabilities that are recognized at fair value on at least an annual basis. Implementation of this statement has been delayed to January 1, 2009, for nonfinancial assets and liabilities that are not recognized at fair value on at least an annual basis. The adoption of SFAS No. 157 did not have a material impact on our financial position and results of operations during the three months ended March 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 is intended to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigate volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. The provisions of this statement must be implemented for our year beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position and results of operations during the three months ended March 31, 2008.
Impact of Inflation
     In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.
Seasonality
     The video game industry is highly seasonal and has generally experienced higher revenues during the three months ended December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On February 29, 2008, we terminated the Amended LSA with Wells Fargo Foothill, Inc. and entered into the NAI Facility. The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000, under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for a $20,000,000 revolving line of credit. As of March 31, 2008, the balance of the term loan was $19,100,000. There were no borrowings drawn on the remaining NAI Facility. The term loan bears interest at our election of either the prime rate (5.25% at March 31, 2008) plus 1.5% or a one, two, three, or six month LIBOR rate plus 3.75%. Changes in market rates may impact both the prime and LIBOR rates. For instance, if our interest rate was to increase or decrease by one percentage point (1.0%), our annual interest expense, based upon the current outstanding balance of $19,100,000, would change by approximately $191,000 based upon our expected future monthly loan balances per our existing repayment schedule.
     Since our convertible senior notes bear interest at fixed rates, interest expense associated with the convertible senior notes will not be impacted by fluctuations in market interest rates. Fluctuations in market interest rates, however, may impact investors’ decisions whether to continue to hold the convertible senior notes, redeem them or convert them into common stock. The holders of $75,000,000 of convertible senior notes due September 30, 2025 may require us to repurchase all or a portion of their notes on April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020 at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. The holders of our $75,000,000 of convertible senior notes due May 31, 2026, may require us to repurchase all or a portion of their notes on May 31, 2010, May 31, 2016 and May 31, 2021 at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.
     Except as described above, there have been no other material changes to our market risk exposure since December 31, 2007.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, our Interim Chief Executive Officer and our Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were designed, and were effective, to give reasonable assurance that information required to be disclosed about us and our subsidiaries is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure in our filings under the Securities Exchange Act of 1934.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
     Beginning on June 1, 2007, two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway Games Inc. (“Midway”) and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. The complaints allege that, between April 2005 and the present, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway. On December 13, 2007, the Court dismissed the Zucker v. Powell, et al. lawsuit as duplicative of the Rosenbaum Capital LLC v. Zucker, et al. lawsuit, which remains pending. On February 22, 2008, Rosenbaum Capital, LLC filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. Defendants’ response to the Amended Complaint is currently due on May 22, 2008.
     Beginning on July 6, 2007, a number of putative securities class actions were filed against Midway, Steven M. Allison, James R. Boyle, Miguel Iribarren, Thomas E. Powell and David F. Zucker in the United States District Court, Northern District of Illinois. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 4, 2005 and May 24, 2006 (the “Class Period”). Plaintiffs allege that defendants made a series of misrepresentations and omissions about Midway’s financial well-being and prospects concerning its financial performance, including decisions regarding reductions in force, our need to seek additional capital, and decisions by Sumner Redstone and his related parties with respect to their ownership or trading of our common stock, that had the effect of artificially inflating the market price of the Company’s securities during the Class Period. Plaintiffs also claim that defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs seek to recover damages on behalf of all purchasers of our common stock during the Class Period. The actions have all been consolidated, and on October 16, 2007, the Court appointed lead plaintiffs and lead counsel. Lead plaintiffs filed a Consolidated Amended Complaint on December 17, 2007, making the same allegations and asserting the same claims. Midway and the individual defendants filed motions to dismiss the Consolidated Amended Complaint in its entirety on February 15, 2008. Plaintiffs’ filed a response to the motions on March 20, 2008 and the defendants filed replies on April 8, 2008. The motion is now fully-briefed and awaiting ruling. No class has been certified and discovery has not begun.

Item 6. Exhibits.

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

10.1*	Letter Agreement dated as of March 19, 2008 between Midway Games Inc. and Matthew V. Booty, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated March 20, 2008.

10.2*	Memorandum to Matthew V. Booty Regarding Performance-Based Bonuses for Interim CEO and President dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, Amendment No. 1, dated April 10, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3*	Midway Games Inc. Memorandum to Ryan O’Desky Regarding Terms of Employment dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2008 (the “4/11/08 8-K”).

10.4*	Midway Games Limited Memorandum to Martin Spiess Regarding Terms of Employment dated April 8, 2008, incorporated herein by reference to the 4/11/08 8-K.

10.5*	Midway Games Limited Memorandum to Martin Spiess Regarding Sales Incentive Bonus Plan dated April 8, 2008, incorporated herein by reference to the 4/11/08 8-K. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

31	Certifications of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
By:	/s/ Ryan G. O’Desky
Ryan G. O’Desky
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized officer)
Date: May 6, 2008

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

10.1*	Letter Agreement dated as of March 19, 2008 between Midway Games Inc. and Matthew V. Booty, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated March 20, 2008.

10.2*	Memorandum to Matthew V. Booty Regarding Performance-Based Bonuses for Interim CEO and President dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, Amendment No. 1, dated April 10, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3*	Midway Games Inc. Memorandum to Ryan O’Desky Regarding Terms of Employment dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2008 (the “4/11/08 8-K”).

10.4*	Midway Games Limited Memorandum to Martin Spiess Regarding Terms of Employment dated April 8, 2008, incorporated herein by reference to the 4/11/08 8-K.

10.5*	Midway Games Limited Memorandum to Martin Spiess Regarding Sales Incentive Bonus Plan dated April 8, 2008, incorporated herein by reference to the 4/11/08 8-K. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

31	Certifications of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.