Form 10-Q
period 2008-06-30
MIDWAY GAMES INC
filed 2008-08-04
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Registrant’s telephone number, including area code (773) 961-2222
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,454,306 shares of common stock, $0.01 par value, were outstanding at July 31, 2008, excluding 1,355,430 shares held as treasury shares.

MIDWAY GAMES INC.

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,558	$27,524
Restricted cash	213	—
Receivables, less allowances of $19,587 at June 30, 2008 and $32,510 at December 31, 2007	96	44,527
Inventories	7,101	3,772
Capitalized product development costs	64,547	51,252
Prepaid expenses and other current assets	10,820	13,362

Total current assets	97,335	140,437
Restricted cash	888	—
Assets held for sale	2,793	—
Capitalized product development costs	8,624	2,947
Property and equipment, net	12,234	19,298
Goodwill	41,306	41,307
Other assets	8,020	9,372

Total assets	$171,200	$213,361

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,619	$29,642
Accrued compensation and related benefits	5,952	6,134
Accrued royalties	9,232	12,769
Accrued selling and marketing	3,242	5,645
Deferred revenue	3,698	2,940
Current portion of long-term debt	16,327	—
Convertible senior notes, less unamortized discount of $25,658 at June 30, 2008	49,342	—
Other accrued liabilities	15,833	14,190

Total current liabilities	121,245	71,320
Convertible senior notes, less unamortized discount of $27,013 at June 30, 2008 and $67,802 at December 31, 2007	47,987	82,198
Long-term debt	28,952	19,167
Deferred income taxes	11,372	10,715
Other noncurrent liabilities	531	880
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized; 93,449,306 and 93,268,699 shares issued at June 30, 2008 and December 31, 2007, respectively	934	933
Additional paid-in capital	521,849	521,031
Accumulated deficit	(549,271)	(480,474)
Accumulated translation adjustment	(2,617)	(2,629)
Treasury stock, at cost, 1,355,430 and 1,165,430 shares at June 30, 2008 and December 31, 2007, respectively	(9,782)	(9,780)

Total stockholders’ equity (deficit)	(38,887)	29,081

Total liabilities and stockholders’ equity (deficit)	$171,200	$213,361

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$23,434	$31,801	$53,352	$42,871
Cost of sales:
Product costs and distribution	11,643	11,075	25,844	17,669
Royalties and product development	13,239	9,748	30,631	12,446

Total cost of sales	24,882	20,823	56,475	30,115

Gross profit (loss)	(1,448)	10,978	(3,123)	12,756
Research and development expense	6,083	6,399	12,811	14,005
Selling and marketing expense	9,982	8,806	18,612	15,001
Administrative expense	5,042	5,189	11,795	10,936
Restructuring and other charges (benefits)	—	—	—	(783)

Operating loss	(22,555)	(9,416)	(46,341)	(26,403)
Interest income	101	633	259	1,577
Interest expense	(11,469)	(5,602)	(22,238)	(9,170)
Other income (expense), net	(420)	481	776	841

Loss before income taxes	(34,343)	(13,904)	(67,544)	(33,155)
Provision for income taxes	500	401	1,253	964

Net loss	$(34,843)	$(14,305)	$(68,797)	$(34,119)

Basic and diluted loss per share of common stock	$(0.38)	$(0.16)	$(0.75)	$(0.37)

Basic and diluted weighted average number of shares outstanding	91,581	91,103	91,499	91,051

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(68,797)	$(34,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	18,607	7,123
Depreciation and amortization	3,381	3,762
Receivables provision	23,597	11,960
Deferred income taxes	1,096	657
Stock-based compensation expense	281	1,609
Amortization of debt issuance costs	945	696
Amortization of convertible senior notes discount	15,131	3,005
(Gain) loss on disposal of property and equipment	(770)	28
Changes in operating assets and liabilities:
Receivables	21,236	20,229
Inventories	(3,254)	(89)
Capitalized product development costs	(37,342)	(39,042)
Prepaid expenses and other current assets	2,538	1,861
Accounts payable, accruals and deferred revenue	(16,947)	(2,418)
Other assets and liabilities	(888)	(5)

Net cash used in operating activities	(41,186)	(24,743)
Investing activities:
Purchases of property and equipment	(1,756)	(4,790)
Proceeds from the sale of property and equipment	5,100	—
Restricted cash	(1,100)	—

Net cash provided by (used in) investing activities	2,244	(4,790)
Financing activities:
Borrowings under former credit facility	—	14,722
Repayment of borrowings from former credit facility	(19,167)	(1,667)
Borrowings under secured facility — term loan	20,000	—
Borrowings under secured facility — revolver	13,453	—
Repayment of borrowings from secured facility — revolver	(4,500)	—
Borrowings under unsecured facility — revolver	16,327	—
Payment of debt issuance costs	(469)	—
Cash received from exercise of common stock options	59	54

Net cash provided by financing activities	25,703	13,109
Effect of exchange rate changes on cash and cash equivalents	273	303

Decrease in cash and cash equivalents	(12,966)	(16,121)
Cash and cash equivalents at beginning of period	27,524	73,422

Cash and cash equivalents at end of period	$14,558	$57,301

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
2. Comprehensive Loss
     The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $34,880,000 and $68,788,000 for the three and six months ended June 30, 2008, respectively, and $14,490,000 and $34,548,000 for the three and six months ended June 30, 2007, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.
3. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding (in thousands):

	June 30,
	2008	2007
Stock options	4,039	3,724
Contingent shares	523	923
Convertible senior notes	18,864	16,023

Total common stock equivalents	23,426	20,670

     The calculation of loss per share of common stock for the three and six months ended June 30, 2008 and 2007 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the weighted average number of shares outstanding for the three and six months ended June 30, 2008 and 2007 were used in their respective calculations of basic and diluted loss per share of common stock.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning balance	$61,596	$57,173	$54,199	$41,613
Additions	20,159	21,954	37,579	39,042
Amortization	(5,877)	(5,503)	(12,455)	(6,974)
Writedowns	(2,707)	(92)	(6,152)	(149)

Ending balance	$73,171	$73,532	$73,171	$73,532

     Research and development costs were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross research and development costs	$26,242	$28,353	$50,390	$53,047
Research and development costs capitalized	(20,159)	(21,954)	(37,579)	(39,042)

Research and development expense	$6,083	$6,399	$12,811	$14,005

7. Credit Facility
     On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended and Restated Loan and Security Agreement by and among the Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) (“Amended LSA”) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and National Amusements, Inc. (“NAI”), a related party (the “Secured Facility”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Facility”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Facility,” together with the Secured Facility and the Unsecured Facility, the “NAI Facility”). The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for up to a $20,000,000 revolving line of credit. At June 30, 2008, borrowings outstanding on the Secured Facility term loan and revolving line of credit totaled $20,000,000 and $8,952,000, respectively. Borrowings outstanding on the Unsecured Facility revolving line of credit totaled $16,327,000. As of June 30, 2008, there were no borrowings outstanding on the Subordinated Facility. Our outstanding letters of credit totaled $1,048,000 at June 30, 2008.
     The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum, as provided by Bank of America. At June 30, 2008, the interest rate on the Secured Facility was 6.21%, which represents the one month LIBOR rate plus 3.75%. The Unsecured Facility has a 13 month term which ends on March 31, 2009, and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. At June 30, 2008, Midway had two borrowings under the Unsecured Facility. The interest rates on the first and second borrowings were 7.46% and 7.48%, respectively, which represents the one month LIBOR rate plus 5.0%. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010 and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 as of the close of business on the business day immediately preceding the last business day of any calendar week, available cash and cash equivalents in excess of $10,000,000 ($13,500,000 from June 18, 2008 through August 31, 2008) must be swept to NAI to repay the advances under the Subordinated Facility and then under the Unsecured Facility on a weekly basis. Available cash and cash equivalents excludes certain foreign accounts (Japan and Australia) as well as the letters of credit. As of June 30, 2008, interest payable in kind on the Unsecured Facility totaled $80,000, which is included in the outstanding balance as additional borrowings. As of June 30, 2008, there was no interest payable in kind on the Subordinated Facility.
     The maximum availability under the revolving line of credit of the Secured Facility is equal to $30,000,000 less the outstanding principal balance of the term loan less the aggregate amount of letters of credit outstanding.
     A fee of 0.5% per annum multiplied by maximum revolver amounts under the NAI Facility less the average daily balance of advances that were outstanding during the preceding month is due and payable on a monthly basis.
     Debt issuance costs incurred and capitalized for the NAI Facility totaled approximately $69,000 and $469,000 during the three and six months ended June 30, 2008, respectively. The debt issuance costs incurred with the NAI Facility have been allocated equally among the Secured Facility, the Unsecured Facility and the Subordinated Facility. The fees allocated to the Secured Facility are being deferred and amortized over the life of the Secured Facility using the effective interest method. The fees allocated to the Unsecured and Subordinated Facilities are being deferred and amortized on a straight-line basis over the term of the respective arrangements. Unamortized debt issuance costs related to the Amended LSA of $202,000 were fully expensed upon termination of the Amended LSA.
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
8. Sale and Leaseback Agreement
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
     Midway realized a $2,188,000 gain on the sale of these properties in April 2008, of which $770,000 was recognized immediately upon the execution of the agreement and was allocated among the research and development, selling and marketing, and administrative expense line items in the consolidated statements of operations. The remaining gain of $1,418,000 was deferred and is being amortized in equal monthly amounts over the lease terms of the properties as a reduction of rent expense.
9. Management Changes
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
     In accordance with Mr. Zucker’s employment agreement, he is entitled to receive an amount equal to two times his base salary in effect on the date of termination of employment, which is payable 25% on the date of termination and an additional 25% on each of

121 days, 242 days and 365 days thereafter. Mr. Zucker is also eligible to receive the pro-rata portion of his annual bonus earned in the year of his termination. During the three months ended March 31, 2008, Mr. Zucker’s severance payment of $1,200,000 was recorded as administrative expense in the consolidated statements of operations and accrued compensation and related benefits on the consolidated balance sheet.
     In accordance with Mr. Zucker’s stock option agreement, his outstanding vested stock options will be cancelled three months following his April 19, 2008 termination if not exercised. As of June 30, 2008, all of Mr. Zucker’s stock options were fully vested and 1,774,671 stock options remain outstanding and exercisable. In addition, Mr. Zucker forfeited 80,000 unvested performance-based restricted shares granted under the 2005 Long Term Incentive Plan as a result of his termination.
10. Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008, for financial assets and liabilities and also nonfinancial assets and liabilities that are recognized at fair value on at least an annual basis. Implementation of this statement has been delayed to January 1, 2009, for nonfinancial assets and liabilities that are not recognized at fair value on at least an annual basis. The adoption of SFAS No. 157 did not have a material impact on our financial position and results of operations during the three and six months ended June 30, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 is intended to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigate volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. The provisions of this statement must be implemented for our year beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position and results of operations during the three and six months ended June 30, 2008.
     In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our future financial statements.
11. Legal Proceedings
     We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings as of June 30, 2008.
     We have previously disclosed a shareholders’ derivative lawsuit filed against certain directors and officers of Midway Games Inc. (“Midway”) and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. On February 22, 2008, Rosenbaum Capital, LLC filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. On May 22, 2008, all of the Defendants responded to the Amended Complaint with Motions to Dismiss. On July 16, 2008, the Plaintiffs filed a motion for an extension of time to respond to the directors’ Motion to Dismiss in order to take discovery. By agreed order, briefing on the Motions to Dismiss and all discovery was stayed pending resolution of the Plaintiffs’ motion. The directors intend to oppose the Plaintiffs’ request for discovery and their response to the Plaintiffs’ motion is currently due on August 21, 2008.
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
Overview
     We have one operating segment, developing and publishing interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and personal computers (PCs) to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell video games primarily in North America, Europe, Asia, and Australia for the major video game platforms and handheld devices. The primary home consoles we have been developing video games for in recent years can be summarized by period as follows:

Previous-Generation Home Consoles	Next-Generation Home Consoles
- Sony’s PlayStation 2 (“PS2”)	- Sony’s PlayStation 3 (“PS3”)
- Nintendo’s GameCube (“NGC”)	- Nintendo’s Wii
- Microsoft’s Xbox	- Microsoft’s Xbox 360
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
     We have experienced annual operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we refocused our product strategy as we entered the current home console transition period in an effort to return to profitability. Our current product strategy includes the following: (i) build games that leverage our proven intellectual properties and franchises; (ii) build over-the-top sports games; (iii) continue to develop appealing games for mature gamers; (iv) expand our game development in the PC and children’s market to help us bridge the console transition; and (v) gain market share in the next-generation home console cycle with the development of high-potential ambitious, mass-market next-generation games. We believe that the more ambitious, mass-market next-generation games will be very successful as the next-generation consoles become more established in the market. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. These types of games have become increasingly popular in the previous-generation home console cycle, and we expect this trend to continue with the more advanced hardware in the next-generation home console platforms. We have invested significant resources into the development of these types of games and expect to continue to release games for next-generation consoles in 2008.
     We continue to focus our product development and marketing resources to build the highest quality games with substantial marketing support. We are attempting to structure our product release schedules and product launch timing to best position our products against our competition. We also are focused on pre-launch awareness and visibility of our games with consumers through increased media advertising and retail marketing.
New Console Platform Cycle and Increasing Costs to Develop Video Games
     New Console Platform Cycle — The previous-generation of game platforms includes the PS2 released in 2000, and the GameCube and the Xbox, each released in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released their next-generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Sony released their next-generation home console platform, the PS3, in November 2006 in both the U.S. and Japan and in March 2007 in Europe. We are currently selling and developing video games for all of these next-generation platforms, and sales on these platforms comprise the majority of our revenues in the U.S. Titles announced and scheduled for future release include, but are not limited to, Unreal Tournament 3 for the Xbox 360, TNA iMPACT! for the PS3, Xbox 360, Wii, and PS2, Game Party 2 for the Wii, Blitz: The League II for the Xbox 360 and PS3, Mortal Kombat vs. DC Universe for the Xbox 360 and PS3, Wheelman for the Xbox 360 and PS3, and This Is Vegas for the Xbox 360 and PS3.
     Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. We believe our strategy of growing our internal product development resources will facilitate an efficient cost structure for development of video games for the next-generation of consoles because we will be able to share and reuse as opposed to recreate technologies and developed assets across our internal studios. However, video games for the next-generation consoles are more costly and take longer to develop. Specifically, we estimate the development cycle for video games for the next-generation of consoles will range from 24 to 36 months, compared to the development cycle for games on the previous-generation of consoles of 12 to 36 months. Our costs related to developing titles on the next-generation of consoles will generally range between $8 million to $36 million per title, which represents a substantial increase in costs incurred to develop previous-generation titles, which ranged from $4 million to $16 million.
Handheld Market
     In November 2004, Nintendo launched a dual-screened, portable game system, the DS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. We released our first games for the PSP and DS in the fourth quarter of 2005 and fourth quarter of 2006, respectively. During 2007, we released one title for the PSP, Hot Brain, and six titles for the DS including The Bee Game, Touchmaster, Ultimate Mortal Kombat and Foster’s Home for Imaginary Friends: Imagination Invaders (released in Europe in 2008). Later in 2008, and as previously announced, we expect to release Touchmaster 2 and Mechanic Master for the DS.
PC Market
We generated increased revenues from games played on the PC in recent years and anticipate revenues from PC titles to increase in the future. We launched The Lord of the Rings Online: Shadows of Angmar, Stranglehold, Unreal Tournament 3, and Sins of a Solar Empire (Germany, Austria, and Switzerland only) on the PC along with a number of additional titles throughout 2007 and 2008. In the future, as previously announced, we expect to release Wheelman and This Is Vegas.

Majority Stockholder
     Sumner M. Redstone, our largest stockholder, last reported his aggregate beneficial holdings on February 8, 2007 in filings made with the SEC. Mr. Redstone’s aggregate beneficial holdings approximated 87% of our outstanding voting securities as of June 30, 2008. As the majority voting stockholder of Midway, Mr. Redstone and his related parties can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone and his related parties were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone is the Chairman of the board and Chief Executive Officer of National Amusements, Inc. (“NAI”). Midway formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, comprised of two directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates.
Results of Operations
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
     The following table provides our periodic operating results in dollars and as a percentage of net revenues (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
Net revenues	$23,434	100.0%	$31,801	100.0%
Cost of sales:
Product costs and distribution	11,643	49.7%	11,075	34.8%
Royalties and product development	13,239	56.5%	9,748	30.7%

Total cost of sales	24,882	106.2%	20,823	65.5%

Gross profit (loss)	(1,448)	(6.2)%	10,978	34.5%
Research and development expense	6,083	26.0%	6,399	20.1%
Selling and marketing expense	9,982	42.6%	8,806	27.7%
Administrative expense	5,042	21.5%	5,189	16.3%

Operating loss	(22,555)	(96.3)%	(9,416)	(29.6)%
Interest income	101	0.4%	633	2.0%
Interest expense	(11,469)	(48.9)%	(5,602)	(17.6)%
Other income (expense), net	(420)	(1.8)%	481	1.5%

Loss before income taxes	(34,343)	(146.6)%	(13,904)	(43.7)%
Provision for income taxes	500	2.1%	401	1.3%

Net loss	$(34,843)	(148.7)%	$(14,305)	(45.0)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Three Months Ended
	See	June 30,		Increase /	Percent
	Explanation	2008	2007	(Decrease)	Change
Net revenues:	A	$23,434	$31,801	$(8,367)	(26.3)%
North American net revenues	B	14,171	23,025	(8,854)	(38.5)%
International net revenues	B	9,263	8,776	487	5.5%
Cost of sales:
Product costs and distribution		11,643	11,075	568	5.1%
Royalties and product development	C	13,239	9,748	3,491	35.8%
Research and development expense		6,083	6,399	(316)	(4.9)%
Selling and marketing expense	D	9,982	8,806	1,176	13.4%
Administrative expense		5,042	5,189	(147)	(2.8)%
Interest income	E	101	633	(532)	(84.0)%
Interest expense	F	(11,469)	(5,602)	5,867	104.7%
Other income (expense), net	G	(420)	481	(901)	(187.3)%
Provision for income taxes		500	401	99	24.7%
A. Net Revenues
     The following table provides our net revenues by platform (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
Sony PlayStation 3 (“PS3”)	$2,422	10.3%	$—	—%
Microsoft Xbox 360	7,910	33.8%	7,094	22.3%
Nintendo Wii	8,731	37.3%	6,323	19.9%
Sony PlayStation 2 (“PS2”)	1,060	4.5%	3,065	9.6%
Microsoft Xbox	1	0.0%	306	1.0%
Nintendo GameCube (“NGC”)	(2)	(0.0)%	231	0.7%
Sony PlayStation Portable (“PSP”)	777	3.3%	1,343	4.2%
Nintendo DS (“DS”)	1,883	8.0%	2,195	6.9%
Nintendo Game Boy Advance (“GBA”)	(1)	(0.0)%	468	1.5%
Personal Computer (“PC”)	(787)	(3.4)%	10,026	31.5%
Royalties and other	1,440	6.2%	750	2.4%

Net revenues	$23,434	100.0%	$31,801	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Three Months Ended June 30, 2008
NBA Ballers: Chosen One	PS3, Xbox 360	North America
NBA Ballers: Chosen One	PS3, Xbox 360	International
Sins of a Solar Empire	PC	International
Unreal Tournament 3	Xbox 360	International

Three Months Ended June 30, 2007
Hot Brain	PSP	North America
Hour of Victory	Xbox 360	North America
The Lord of the Rings Online: Shadows of Angmar	PC	North America
Mortal Kombat: Armageddon	Wii	North America
Touchmaster	DS	North America
Hot Brain	PSP	International
Hour of Victory	Xbox 360	International
Mortal Kombat: Armageddon	Wii	International
Touchmaster	DS	International
     Net revenues include gross sales, royalties, other revenue, and provisions for price protection, returns, discounts, and co-op advertising. Gross sales decreased $7,549,000 during the three months ended June 30, 2008 compared to the same period in 2007. The decrease was primarily attributable to a 21.2% reduction in our per-unit net selling price resulting from sales of our Game Party title for the Nintendo Wii. This title has a lower sales price than other next-generation video games. Additionally, revenue provisions for the three months ended June 30, 2008 increased $1,491,000 over the comparable period in 2007.
     Price protection reserves for the PC recorded in 2008 were in excess of revenue recognized. Price protection refers to credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. For more information on our price protection reserve, refer to our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2007.
B. Net Revenues by Geography
North American Net Revenues
     Our top three selling titles in North America represented $12,311,000 of net revenues during the three months ended June 30, 2008. These titles included NBA Ballers: Chosen One, Game Party, and Mortal Kombat: Armageddon. Our top three selling titles in North America during the three months ended June 30, 2007 represented $18,394,000 of net revenues. These included the releases of The Lord of the Rings Online: Shadows of Angmar, Hour of Victory, and Mortal Kombat: Armageddon. Substantially all royalties and other revenues are included in North American net revenues.
International Net Revenues
     Our top three selling titles internationally represented $7,027,000 of net revenues during the three months ended June 30, 2008. These titles included Game Party, Unreal Tournament 3, and Touchmaster. Our top three selling titles internationally during the three months ended June 30, 2007 represented $6,629,000 of net revenues. These included the releases of Hour of Victory, Touchmaster, and Mortal Kombat: Armageddon.
C. Cost of Sales — Royalties and Product Development
     The increase in royalties and product development costs was primarily attributable to increased amortization and writedowns of capitalized product development costs during the three months ended June 30, 2008, compared to the same period in 2007. We recorded $2,707,000 and $92,000 of total writedowns for future releases during the three months ended June 30, 2008 and 2007, respectively. Certain video games released during the three months ended June 30, 2008 had significantly higher amounts of capitalized product development costs compared to those released during the three months ended June 30, 2007.
     Following is a summary of product development costs incurred (in thousands):

	Three Months Ended
	June 30,
Description	2008	2007
Amortization of capitalized product development costs	$5,877	$5,503
Writedowns related to future releases	2,707	92
Expenses incurred subsequent to product release	217	102

Total	$8,801	$5,697

     Royalties and other expenses increased from $4,052,000 in 2007 to $4,438,000 in 2008, primarily due to licensing fees for Unreal Tournament 3, NBA Ballers: Chosen One, and Game Party.
D. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense increased $1,075,000, from $4,712,000 in 2007 to $5,787,000 in 2008. The increase in advertising expense is attributable primarily to advertising support for NBA Ballers: Chosen One.
E. Interest Income
     The decrease in interest income from 2007 to 2008 for the three months ended June 30 was primarily attributable to lower average cash and cash equivalents balances during 2008 compared to 2007.
F. Interest Expense
     Interest expense increased from 2007 to 2008 primarily due to $5,518,000 of additional amortization related to discounts on our convertible senior notes. On April 30, 2007, the conversion rate on our 6.0% senior notes was adjusted from $17.75 to $10.00 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% notes that is being amortized by applying the effective interest rate method over the period from April 30, 2007 to April 30, 2009. Amortization related to this discount totaled $5,588,000 for the three months ended June 30, 2008. On August 8, 2007, the conversion rate on our 7.125% convertible senior notes was adjusted from $8.80 to $6.60 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $28,040,000 discount on the 7.125% notes that is being amortized by applying the effective interest rate method over the period from August 8, 2007 to May 31, 2010. In June 2006, a discount of $9,119,000 was recorded to reflect the initial conversion rate adjustment to $8.80 per share of common stock. Incremental amortization expense related to the discounts on the 7.125% notes totaled $2,447,000 in 2008.
G. Other Income (Expense), Net
     Other income (expense), net includes $(452,000) and $422,000 of foreign currency transaction gains (losses) incurred during the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
     The following table provides our periodic operating results in dollars and as a percentage of net revenues (dollars in thousands):

	Six Months Ended June 30,
	2008		2007
Net revenues	$53,352	100.0%	$42,871	100.0%
Cost of sales:
Product costs and distribution	25,844	48.4%	17,669	41.2%
Royalties and product development	30,631	57.4%	12,446	29.0%

Total cost of sales	56,475	105.9%	30,115	70.2%

Gross profit (loss)	(3,123)	(5.9)%	12,756	29.8%
Research and development expense	12,811	24.0%	14,005	32.7%
Selling and marketing expense	18,612	34.9%	15,001	35.0%
Administrative expense	11,795	22.1%	10,936	25.5%

Restructuring and other charges (benefits)	—	0.0%	(783)	(1.8)%

Operating loss	(46,341)	(86.9)%	(26,403)	(61.6)%
Interest income	259	0.5%	1,577	3.7%
Interest expense	(22,238)	(41.7)%	(9,170)	(21.4)%
Other income, net	776	1.5%	841	2.0%

Loss before income taxes	(67,544)	(126.6)%	(33,155)	(77.3)%
Provision for income taxes	1,253	2.3%	964	2.2%

Net loss	$(68,797)	(128.9)%	$(34,119)	(79.5)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Six Months Ended
	See	June 30,		Increase /	Percent
	Explanation	2008	2007	(Decrease)	Change
Net revenues:	A	$53,352	$42,871	$10,481	24.4%
North American net revenues	B	22,460	29,978	(7,518)	(25.1)%
International net revenues	B	30,892	12,893	17,999	139.6%
Cost of sales:
Product costs and distribution	C	25,844	17,669	8,175	46.3%
Royalties and product development	D	30,631	12,446	18,185	146.1%
Research and development expense		12,811	14,005	(1,194)	(8.5)%
Selling and marketing expense	E	18,612	15,001	3,611	24.1%
Administrative expense		11,795	10,936	859	7.9%
Restructuring and other charges (benefits)	F	—	(783)	783	100.0%
Interest income	G	259	1,577	(1,318)	(83.6)%
Interest expense	H	(22,238)	(9,170)	13,068	142.5%
Other income, net		776	841	(65)	(7.7)%
Provision for income taxes		1,253	964	289	30.0%

A. Net Revenues
     The following table provides our net revenues by platform (dollars in thousands):

	Six Months Ended June 30,
	2008		2007
Sony PlayStation 3 (“PS3”)	$16,127	30.2%	$—	—%
Microsoft Xbox 360	6,196	11.6%	7,889	18.4%
Nintendo Wii	19,494	36.5%	7,991	18.6%
Sony PlayStation 2 (“PS2”)	2,509	4.7%	7,025	16.4%
Microsoft Xbox	25	0.1%	785	1.8%
Nintendo GameCube (“NGC”)	(8)	(0.0)%	738	1.7%
Sony PlayStation Portable (“PSP”)	1,574	3.0%	1,540	3.6%
Nintendo DS (“DS”)	4,468	8.4%	3,536	8.2%
Nintendo Game Boy Advance (“GBA”)	22	0.0%	1,239	2.9%
Personal Computer (“PC”)	52	0.1%	10,136	23.6%
Royalties and other	2,893	5.4%	1,992	4.8%

Net revenues	$53,352	100.0%	$42,871	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Six Months Ended June 30, 2008
Stranglehold: Expansion Pack	PS3, Xbox 360	North America
NBA Ballers: Chosen One	PS3, Xbox 360	North America
Foster’s Home for Imaginary Friends:
Imagination Invaders	DS	International
Hour of Victory	PC	International
Blacksite: Area 51	PS3	International
Unreal Tournament 3	PS3, Xbox 360, PC	International
Cruis’n	Wii	International
Game Party	Wii	International
NBA Ballers: Chosen One	PS3, Xbox 360	International
Sins of a Solar Empire	PC	International

Six Months Ended June 30, 2007
Hot Brain	PSP	North America
Hour of Victory	Xbox 360	North America
The Lord of the Rings Online: Shadows of Angmar	PC	North America
Mortal Kombat: Armageddon	Wii	North America
Touchmaster	DS	North America
The Ant Bully	Wii	International
The Grim Adventures of Billy & Mandy	Wii	International
Blitz: The League	Xbox 360	International
Hot Brain	PSP	International
Hour of Victory	Xbox 360	International
Mortal Kombat: Armageddon	Wii	International
Touchmaster	DS	International
     Net revenues include gross sales, royalties, other revenue, and provisions for price protection, returns, discounts, and co-op advertising. Gross sales increased $20,708,000 during the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily attributable to a 29.1% increase in unit sales volume, partially offset by a decrease in the net selling price per unit of 3.6%, both resulting from strong sales of Game Party for the Nintendo Wii. Additionally, revenue provisions for the six months ended June 30, 2008 increased $11,117,000 over the comparable period in 2007.

B. Net Revenues by Geography
North American Net Revenues
     Our top three selling titles in North America represented $17,251,000 of net revenues during the six months ended June 30, 2008. These titles included Game Party, NBA Ballers: Chosen One, and Mortal Kombat: Armageddon. Our top three selling titles in North America during the six months ended June 30, 2007 represented $20,266,000 of net revenues. These included the releases of The Lord of the Rings Online: Shadows of Angmar, Hour of Victory, and Mortal Kombat: Armageddon. North American net revenues also included substantially all royalties and other revenues for the six months ended June 30, 2008 and 2007.
International Net Revenues
     Our top three selling titles internationally represented $22,642,000 of net revenues during the six months ended June 30, 2008. These titles included Unreal Tournament 3, Game Party, and Blacksite: Area 51. Our top three selling titles internationally during the six months ended June 30, 2007 represented $7,149,000 of net revenues. These included Hour of Victory, Happy Feet, and Mortal Kombat: Armageddon.
C. Cost of Sales — Product Costs and Distribution
     The increase in product costs and distribution primarily resulted from the mix of games being sold during the six months ended June 30, 2008 compared to the same period in 2007. Stronger next-generation console game sales in 2008 is driving a 13.3% increase in product costs per unit compared to 2007, which experienced more PC game sales.
D. Cost of Sales — Royalties and Product Development
     The increase in royalties and product development costs was primarily attributable to increased amortization and writedowns of capitalized product development costs during the six months ended June 30, 2008, compared to the same period in 2007. We recorded $6,152,000 and $149,000 of total writedowns for future releases during the six months ended June 30, 2008 and 2007, respectively. Certain video games released during the six months ended June 30, 2008, had significantly higher amounts of capitalized product development costs compared to those released during the six months ended June 30, 2007.
     Following is a summary of product development costs incurred (in thousands):

	Six Months Ended
	June 30,
Description	2008	2007
Amortization of capitalized product development costs	$12,455	$6,974
Writedowns related to future releases	6,152	149
Expenses incurred subsequent to product release	1,062	465

Total	$19,669	$7,588

     Royalties and other expenses increased from $4,858,000 in 2007 to $10,963,000 in 2008, primarily due to licensing fees for Unreal Tournament 3, NBA Ballers: Chosen One, and Game Party.
E. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense increased $3,055,000, from $7,156,000 in 2007 to $10,211,000 in 2008. The increase in advertising expense is attributable primarily to advertising support for Unreal Tournament 3 and NBA Ballers: Chosen One.

F. Restructuring and other Charges (Benefits)
     In December 2005, we announced our plan to close our Adelaide, Australia (Ratbag) development studio and terminate the employment of all related employees in an effort to reduce our cost structure and improve operating efficiency. Restructuring and other charges (benefits) during the six months ended June 30, 2007 relate to a change in the estimated amount of previously awarded grants that were required to be refunded by our subsidiary to the Commonwealth of Australia.
G. Interest Income
     The decrease in interest income from 2007 to 2008 for the six months ended June 30 was primarily attributable to lower average cash and cash equivalents balances during 2008 compared to 2007.
H. Interest Expense
     Interest expense increased from 2007 to 2008 for the six months ended June 30 primarily due to $12,126,000 of additional amortization related to discounts on our convertible senior notes. On April 30, 2007, the conversion rate on our 6.0% senior notes was adjusted from $17.75 to $10.00 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% notes that is being amortized by applying the effective interest rate method over the period from April 30, 2007 to April 30, 2009. Amortization related to this discount totaled $10,427,000 for the six months ended June 30, 2008. On August 8, 2007, the conversion rate on our 7.125% convertible senior notes was adjusted from $8.80 to $6.60 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $28,040,000 discount on the 7.125% notes that is being amortized by applying the effective interest rate method over the period from August 8, 2007 to May 31, 2010. In June 2006, a discount of $9,119,000 was recorded to reflect the initial conversion rate adjustment to $8.80 per share of common stock. Incremental amortization expense related to the discounts on the 7.125% notes totaled $4,705,000 in 2008.
     Interest expense for the six months ended June 30, 2008, also included $202,000 of accelerated amortization expense for debt issuance costs previously capitalized under our credit facility with Wells Fargo Foothill, Inc.
Liquidity and Capital Resources
     Our principal source of operating cash is from the distribution and sale of our video games. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of June 30, 2008, our primary source of liquidity was $14,558,000 of cash and cash equivalents, compared to $27,524,000 at December 31, 2007. Our working capital (deficit) at June 30, 2008 totaled $(23,910,000), compared to $69,117,000 at December 31, 2007. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, or if we do not release our new products on a timely basis, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.
     We actively manage our capital structure and balance sheet as a component of our overall business strategy. We may issue shares of common stock, and use our cash and cash equivalents, if we identify an opportunity to acquire businesses that will further strengthen our internal product development teams and our ability to create high quality games, or that will further strengthen our distribution capabilities. We may also pursue additional debt or equity financing in the future to raise additional working capital or to pay our long-term obligations, alleviating cash use requirements.
     On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended and Restated Loan and Security Agreement by and among the Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) (“Amended LSA”) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and NAI, a related party (the “Secured Facility”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Facility”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Facility,” together with the Secured Facility and the Unsecured Facility, the “NAI Facility”). The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for up to a $20,000,000 revolving line of credit. At June 30, 2008, borrowings outstanding on the Secured Facility term loan and revolving line of credit totaled $20,000,000 and $8,952,000 respectively. Borrowings outstanding on the Unsecured Facility totaled $16,327,000. Outstanding letters of credit totaled $1,048,000 as of June 30, 2008. No borrowings were outstanding under the Subordinated Facility.
     The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum, as provided by Bank of America. At June 30, 2008, the interest rate on the Secured Facility was 6.21%, which represents the one month LIBOR rate plus 3.75%. The Unsecured Facility has a 13 month term which ends on March 31, 2009, and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. At June 30, 2008, Midway had two borrowings under the Unsecured Facility. The interest rates on the first and second borrowings were 7.46% and 7.48%, respectively, which represents the one month LIBOR rate plus 5.0%. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010 and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 as of the close of business on the business day immediately preceding the last business day of any calendar week, available cash and cash equivalents in excess of $10,000,000 ($13,500,000 from June 18, 2008 through August 31, 2008) must be swept to NAI to repay the advances under the Subordinated Facility and then under the Unsecured Facility on a weekly basis. Available cash and cash equivalents excludes certain foreign accounts (Japan and Australia) as well as the letters of credit. As of June 30, 2008, interest payable in kind on the Unsecured Facility totaled $80,000, which is included in the outstanding balance as additional borrowings. As of June 30, 2008, there was no interest payable in kind on the Subordinated Facility.
     The maximum availability under the revolving line of credit of the Secured Facility is equal to $30,000,000 less the outstanding principal balance of the term loan less the aggregate amount of letters of credit outstanding.
     A fee of 0.5% per annum multiplied by maximum revolver amounts under the NAI Facility less the average daily balance of advances that were outstanding during the preceding month is due and payable on a monthly basis.
     Debt issuance costs incurred and capitalized for the NAI Facility totaled $469,000 during the six months ended June 30, 2008. The debt issuance costs incurred with the NAI Facility have been allocated equally among the Secured Facility, the Unsecured Facility and the Subordinated Facility. The fees allocated to the Secured Facility will be deferred and amortized over the life of the Secured Facility using the effective interest method. The fees allocated to the Unsecured and Subordinated Facilities will be deferred and amortized on a straight-line basis over the term of the respective arrangements. Unamortized debt issuance costs related to the Amended LSA of $202,000 were fully expensed upon termination of the Amended LSA.
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
     For the six months ended June 30, 2008 and 2007, net cash used in operating activities was $41,186,000 and $24,743,000, respectively. The increase in net cash used was driven primarily by less favorable working capital changes in 2008 compared to 2007. During the six months ended June 30, 2008, changes in accounts payable, accruals and deferred revenue negatively impacted cash flows by $16,947,000 in 2008 and $2,418,000 in 2007 due to unfavorable timing of payments on accounts payable and accrued royalties. The additional outflows for inventory in 2008 compared to 2007 were due to the purchases of Unreal Tournament 3 for Xbox 360 in anticipation of its U.S. release in the third quarter.
     Net cash provided by and used in investing activities totaled $2,244,000 and $(4,790,000) for the six months ended June 30, 2008 and 2007, respectively, and was primarily impacted by the sale and leaseback of three of our properties completed in 2008. Net cash provided by investing activities was also favorably impacted by a decrease in cash used for capital expenditures in 2008. The decrease in capital expenditures was primarily due to less next-generation software development tools being purchased in 2008 compared to 2007. Restricted cash represents the amount of cash and cash equivalents required to be maintained by Midway under letters of credit to comply with the requirements of two office space lease agreements. See Note 4 to the consolidated financial statements for additional information.
     Net cash provided by financing activities was $25,703,000 and $13,109,000 during the six months ended June 30, 2008 and 2007, respectively. The increase in net cash provided is primarily due to increased borrowings under the NAI credit facility in 2008 compared to 2007.
     We believe that our cash and cash equivalents at June 30, 2008 of $14,558,000, availability under the NAI Facility discussed above, active management of our working capital needs, possible cost-cutting measures, and utilization of additional liquidity sources will be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business through at least June 30, 2009. If unanticipated events occur, such as delays in collecting accounts receivable or delays in the release dates of certain of our video games, then our working capital could be constrained and we may take additional steps to manage our working capital. Were payment for the amounts due under the NAI Facility accelerated and such default not cured or waived within sixty days of notice of such default to the trustee for the convertible senior notes, the convertible senior notes may be declared immediately due and payable in full. If the convertible senior notes were declared immediately due and payable, we believe the Company could not make such payment. In addition to our working capital needs, we have a contractual obligation to the holders of our $75,000,000 convertible senior notes due September 30, 2025 (the “6.0% Notes”) such that the holders of the 6.0% Notes may require us to repurchase all or a portion of their notes on April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020 at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. The Company is required to give the holders notice of the upcoming repurchase date. Based on current market conditions, we believe it is reasonably likely that a substantial number of the holders of the 6.0% Notes will exercise their repurchase rights on April 30, 2009. The Company is actively pursuing alternatives to satisfy the contractual obligations under the indenture if any of the holders of the 6.0% Notes require us to repurchase all or a portion of their notes on April 30, 2009. Also, the $40,000,000 revolving line of credit under the NAI Unsecured Facility expires on March 31, 2009. We continue to assess financing opportunities and may seek to raise additional debt or equity financing should market conditions appear favorable. Any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan.
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

     The following table summarizes our contractual obligations as of June 30, 2008 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$28,952	$—	$—	$28,952	$—
Interest on long-term debt obligations(2)	7,188	1,797	3,594	1,797	—
Short-term debt obligations(1)	16,327	16,327	—	—	—
Interest in-kind on short-term debt(8)	913	913	—	—	—
Convertible senior notes(3)	150,000	75,000	75,000	—	—
Interest on convertible senior notes(4)	13,992	9,094	4,898	—	—
Operating lease obligations(5)	13,699	3,378	5,320	4,312	689
Purchase obligations(6)	40,321	30,226	9,810	285	—
Other liabilities(7)	375	375		—	—

Total	$271,767	$137,110	$98,622	$35,346	$689

(1)	These obligations are reflected on our consolidated balance sheet as long-term debt at June 30, 2008.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at 6.21% (one month LIBOR rate as of June 30, 2008, plus 3.75%) from July 1, 2008 through June 29, 2012, the maturity date of the long-term debt obligation. These obligations for future interest payments are not reflected on our consolidated balance sheet at June 30, 2008.

(3)	Assumes our two convertible senior note instruments are carried through the dates the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at June 30, 2008, net of the unamortized discounts.

(4)	Assumes our two convertible senior note instruments are carried through the date the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The instruments bear interest at the fixed rates of 6.00% and 7.125% per annum, respectively. These obligations for future interest payments are not reflected on our consolidated balance sheet at June 30, 2008.

(5)	These obligations are not reflected on our consolidated balance sheet at June 30, 2008.

(6)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at June 30, 2008.

(7)	This item represents the remaining obligations under software license financing arrangements which are reflected on our consolidated balance sheet in other accrued liabilities at June 30, 2008.

(8)	Assumes debt is carried to full term. Debt bears interest-in-kind at variable rates. The amounts above assume future interest- in-kind will be incurred at 7.46% (one month LIBOR rate as of June 30, 2008, plus 5.0%) from July 1, 2008 through March 31,

2009, the maturity date of the long-term debt obligation. These obligations for future interest payments are not reflected on our consolidated balance sheet at June 30, 2008.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008, for financial assets and liabilities and also nonfinancial assets and liabilities that are recognized at fair value on at least an annual basis. Implementation of this statement has been delayed to January 1, 2009, for nonfinancial assets and liabilities that are not recognized at fair value on at least an annual basis. The adoption of SFAS No. 157 did not have a material impact on our financial position and results of operations during the three months ended June 30, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 is intended to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigate volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. The provisions of this statement must be implemented for our year beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position and results of operations during the three months ended June 30, 2008.
     In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our future financial statements.
Impact of Inflation
     In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.
Seasonality
     The video game industry is highly seasonal and has generally experienced higher revenues during the six months ended December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On February 29, 2008, we terminated the Amended LSA with Wells Fargo Foothill, Inc. and entered into the NAI Facility. The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000, under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for a $20,000,000 revolving line of credit. As of June 30, 2008, the balance of the term loan was $20,000,000 and the balance of the revolving line of credit totaled $8,952,000. Borrowings under the Unsecured Facility at June 30, 2008 totaled $16,327,000. There were no borrowings drawn on the Subordinated Facility. The term loan bears interest at our election of either the prime rate plus 1.5% or a one, two, three, or six month LIBOR rate plus 3.75% (current elected rate of 6.21%). The Unsecured Facility bears interest at our election of either the prime rate plus 2.75% or a one, two, three, or six month LIBOR rate plus 5.0% (current elected rate of 7.46%). Changes in market rates may impact both the prime and LIBOR rates. For instance, if our interest rate was to increase or decrease by one percentage point (1.0%), our annual interest expense, based upon the current outstanding balance of $45,279,000, would change by approximately $453,000 based upon our expected future monthly loan balances per our existing repayment schedule.
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
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     We have previously disclosed a shareholders’ derivative lawsuit filed against certain directors and officers of Midway Games Inc. (“Midway”) and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. On February 22, 2008, Rosenbaum Capital, LLC filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. On May 22, 2008, all of the Defendants responded to the Amended Complaint with Motions to Dismiss. On July 16, 2008, the Plaintiffs filed a motion for an extension of time to respond to the directors’ Motion to Dismiss in order to take discovery. By agreed order, briefing on the Motions to Dismiss and all discovery was stayed pending resolution of the Plaintiffs’ motion. The directors intend to oppose the Plaintiffs’ request for discovery and their response to the Plaintiffs’ motion is currently due on August 21, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on June 25, 2008. The matters submitted to a stockholder vote at that meeting were proposals:
1)	To elect directors to serve until our next annual meeting and until their successors are duly elected and shall qualify; and

2)	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008.
The voting results were as follows:
1)	Our stockholders elected the six nominated directors to serve until our next annual meeting and until their successors are duly elected and shall qualify, as follows:

Nominee	For	Withheld
Shari E. Redstone	82,890,404	73,296
William C. Bartholomay	82,858,298	105,402
Peter C. Brown	81,667,313	1,296,387
Joseph A. Califano, Jr.	81,569,388	1,394,312
Robert J. Steele	82,878,920	84,780
Robert N. Waxman	82,880,492	83,208
2)	Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008, as follows:

For:	82,937,598
Against:	23,213
Abstentions:	2,889
Broker Non-Votes:	0

Item 6. Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

31	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
By:	/s/ Ryan G. O’Desky
Ryan G. O’Desky
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized officer)
Date: August 4, 2008

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

31	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.