Form 10-K/A
period 2007-12-31
MIDWAY GAMES INC
filed 2008-10-27
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

EXPLANATORY NOTE
     Midway Games Inc. filed a Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing”) with the Securities and Exchange Commission on March 14, 2008 and a Form 10-K/A amending such Original Filing (the “Amended Filing”) on April 29, 2008. We are filing this Amendment No. 2 to our Form 10-K solely to re-file Exhibits 10.42, 10.43 and 10.44, respectively, pursuant to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of the respective exhibits in our Original Filing.
     Except as expressly set forth in this Amendment No. 2, neither the Original Filing nor the Amended Filing have been amended, updated or otherwise modified. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2.

PART IV
Item 15. Exhibits and Financial Statement Schedule.

Exhibit
No.	Description
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

10.44*
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of October, 2008.

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

10.44*
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