Form 10-Q
period 2008-09-30
MIDWAY GAMES INC
filed 2008-11-10
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,129,925 shares of common stock, $0.01 par value, were outstanding at October 31, 2008, excluding 1,410,430 shares held as treasury shares.

MIDWAY GAMES INC.

Part I. Financial Information
Item 1. Financial Statements
MIDWAY GAMES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,353	$27,524
Restricted cash	231	—
Receivables, less allowances of $24,561 and $32,510 at September 30, 2008 and December 31, 2007, respectively	21,644	44,527
Inventories	8,586	3,772
Capitalized product development costs	48,628	51,252
Prepaid expenses and other current assets	17,843	13,362

Total current assets	107,285	140,437
Restricted cash	888	—
Assets held for sale	2,793	—
Capitalized product development costs	60	2,947
Property and equipment, net	10,937	19,298
Goodwill	41,109	41,307
Other assets	4,451	9,372

Total assets	$167,523	$213,361

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22,360	$29,642
Accrued compensation and related benefits	6,512	6,134
Accrued royalties	21,213	12,769
Accrued selling and marketing	4,041	5,645
Deferred revenue	3,421	2,940
Current portion of long-term debt	59,975	—
Convertible senior notes, less unamortized discount of $19,206 at September 30, 2008	55,794	—
Other accrued liabilities	15,890	14,190

Total current liabilities	189,206	71,320
Convertible senior notes, less unamortized discount of $24,361 and $67,802 at September 30, 2008 and December 31, 2007, respectively	50,639	82,198
Long-term debt	28,952	19,167
Deferred income taxes	11,700	10,715
Other noncurrent liabilities	536	880
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized; 93,540,355 and 93,268,699 shares issued at September 30, 2008 and December 31, 2007, respectively	935	933
Additional paid-in capital	522,337	521,031
Accumulated deficit	(625,215)	(480,474)
Accumulated translation adjustment	(1,784)	(2,629)
Treasury stock, at cost, 1,410,430 and 1,165,430 shares at September 30, 2008 and December 31, 2007, respectively	(9,783)	(9,780)

Total stockholders’ equity (deficit)	(113,510)	29,081

Total liabilities and stockholders’ equity (deficit)	$167,523	$213,361

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$51,359	$36,747	$104,711	$79,618
Cost of sales:
Product costs and distribution	20,554	13,472	46,398	31,141
Royalties and product development	49,822	24,196	80,453	36,643

Total cost of sales	70,376	37,668	126,851	67,784

Gross profit (loss)	(19,017)	(921)	(22,140)	11,834
Research and development expense	9,244	6,245	22,055	20,250
Selling and marketing expense	15,282	14,173	33,894	29,174
Administrative expense	5,181	5,000	16,976	15,936
Other charges (benefits)	11,661	—	11,661	(783)

Operating loss	(60,385)	(26,339)	(106,726)	(52,743)
Interest income	81	498	340	2,075
Interest expense	(13,256)	(8,429)	(35,494)	(17,600)
Other income (expense), net	(2,129)	1,160	(1,353)	2,003

Loss before income taxes	(75,689)	(33,110)	(143,233)	(66,265)
Provision for income taxes	256	417	1,509	1,381

Net loss	$(75,945)	$(33,527)	$(144,742)	$(67,646)

Basic and diluted loss per share of common stock	$(0.83)	$(0.37)	$(1.58)	$(0.74)

Basic and diluted weighted average number of shares outstanding	91,641	91,180	91,554	91,095

See notes to consolidated financial statements.

MIDWAY GAMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(144,742)	$(67,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product development costs, including writedowns	59,752	27,724
Depreciation and amortization	4,944	5,633
Receivables provision	35,637	23,111
Deferred income taxes	1,312	985
Stock-based compensation expense	515	2,022
Amortization of debt issuance costs	1,364	1,041
Amortization of convertible senior notes discount	24,235	8,004
(Gain) loss on disposal of property and equipment	(769)	56
Changes in operating assets and liabilities:
Receivables	(13,809)	524
Inventories	(5,137)	(225)
Capitalized product development costs	(53,928)	(60,243)
Prepaid expenses and other current assets	(5,690)	(616)
Accounts payable, accruals and deferred revenue	2,646	12,047
Other assets and liabilities	5,613	(2,229)

Net cash used in operating activities	(88,057)	(49,812)
Investing activities:
Purchases of property and equipment	(2,130)	(4,713)
Proceeds from the sale of property and equipment	5,100	—
Restricted cash	(1,119)	—

Net cash provided by (used in) investing activities	1,851	(4,713)
Financing activities:
Borrowings under former credit facility	—	14,722
Repayment of borrowings from former credit facility	(19,167)	(2,150)
Borrowings under secured facility — term loan	20,000	—
Borrowings under secured facility — revolver	13,452	—
Repayment of borrowings from secured facility — revolver	(4,500)	—
Borrowings under unsecured facility — revolver	41,300	—
Repayment of borrowings from unsecured facility — revolver	(1,300)	—
Borrowings under subordinated facility — revolver	19,975	—
Payment of debt issuance costs	(515)	—
Payment of software license financing arrangements	—	(1,156)
Cash received from exercise of common stock options	59	133

Net cash provided by financing activities	69,304	11,549
Effect of exchange rate changes on cash and cash equivalents	(269)	698

Decrease in cash and cash equivalents	(17,171)	(42,278)
Cash and cash equivalents at beginning of period	27,524	73,422

Cash and cash equivalents at end of period	$10,353	$31,144

See notes to consolidated financial statements.

MIDWAY GAMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements
     The accompanying unaudited consolidated financial statements of Midway Games Inc. (the “Company,” “we,” “us,” “our” or “Midway”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Due to the seasonality of our business, operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
2. Comprehensive Loss
     The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss amounted to $75,111,000 and $143,896,000 for the three and nine months ended September 30, 2008, respectively, and $33,839,000 and $68,387,000 for the three and nine months ended September 30, 2007, respectively. The accumulated translation adjustment is disclosed on the consolidated balance sheets.
3. Loss per Common Share
     The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding (in thousands):

	September 30,
	2008	2007
Stock options	2,106	4,579
Contingent shares	404	1,416
Convertible senior notes	18,864	18,864

Total common stock equivalents	21,374	24,859

     The calculation of loss per share of common stock for the three and nine months ended September 30, 2008 and 2007 did not include the effect of these securities because to do so would have been antidilutive. Accordingly, the weighted average number of shares outstanding for the three and nine months ended September 30, 2008 and 2007 were used in their respective calculations of basic and diluted loss per share of common stock.
4. Restricted Cash
     Restricted cash primarily represents the amount of cash and cash equivalents required to be maintained by Midway under letters of credit to comply with the requirements of two office space lease agreements. The restrictions lapse ratably through 2014 as long as no event of default on the leases has occurred.
5. Factoring Agreement
     On September 15, 2008, two of the Company’s wholly-owned subsidiaries, Midway Home Entertainment Inc. (“MHE”) and Midway Amusement Games, LLC (“MAG”), entered into a Factoring Agreement (the “Factoring Agreement”) with National Amusements, Inc. (“NAI”), a related party.
     Pursuant to the Factoring Agreement, NAI will purchase from MHE from time to time certain of MHE’s accounts receivable invoices. MHE will sell such accounts receivable invoices to NAI on an as-needed basis for the purpose of creating sufficient cash flow for working capital to finance inventory and fund operations related to its product offerings in the fourth quarter of 2008. The period during which MHE may sell accounts receivable invoices under the Factoring Agreement expires on December 31, 2008. MHE is not committed to sell any accounts receivable invoices but, subject to certain eligibility criteria and certain other conditions precedent, NAI is committed to purchase accounts receivable invoices by paying purchase prices in an aggregate not to exceed $40,000,000; provided, that availability under the commitment will be replenished to the extent NAI receives collections of accounts receivable invoices it has purchased.
     Under the Factoring Agreement, MHE submits accounts receivable invoices to be purchased by NAI, and NAI pays to MHE a purchase price which is equal to the face amount of such purchased accounts receivable invoices minus an amount for dilution, a factoring fee, and an interest component. As servicing agent, MAG receives a servicing fee of 0.15% on the gross invoice amount of each account receivable invoice purchased.
     As of September 30, 2008, MHE had not sold any receivables to NAI under the Factoring Agreement.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$73,171	$73,532	$54,199	$41,613
Additions	16,663	21,201	54,241	60,243
Amortization	(15,715)	(15,819)	(28,169)	(22,793)
Project cancellation (see Note 9)	(10,242)	—	(10,242)	—
Writedowns	(15,189)	(4,782)	(21,341)	(4,931)

Ending balance	$48,688	$74,132	$48,688	$74,132

     Research and development costs were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross research and development costs	$25,907	$27,446	$76,296	$80,493
Research and development costs capitalized	(16,663)	(21,201)	(54,241)	(60,243)

Research and development expense	$9,244	$6,245	$22,055	$20,250

     During the three and nine months ended September 30, 2008, we recorded writedowns of $15,189,000 and $18,926,000, respectively, for three games currently in development. These charges were recorded because our revised forecasts for each game indicated that the unamortized capitalized costs exceeded the estimated future net realizable value of the assets. Our forecasts were primarily impacted by estimated changes in market demand for these games. During the nine months ended September 30, 2008, we also recorded a writedown of $2,415,000 for a game released in 2008 due to the decline in forecasted sales of this game.
8. Debt
Credit Facility
     On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended and Restated Loan and Security Agreement by and among the Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) (“Amended LSA”) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and NAI, a related party (the “Secured

Facility”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement (the “Unsecured Facility”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Facility,” together with the Secured Facility and the Unsecured Facility, the “NAI Facility”). The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for up to a $20,000,000 revolving line of credit. At September 30, 2008, borrowings outstanding on the Secured Facility term loan and revolving line of credit totaled $20,000,000 and $8,952,000, respectively. Outstanding letters of credit totaled $1,048,000 at September 30, 2008, which reduces the available borrowings on the Secured Facility. Borrowings outstanding on the Unsecured Facility revolving line of credit totaled $40,000,000, and borrowings outstanding under the Subordinated Facility revolving line of credit totaled $19,975,000. At September 30, 2008, we had $25,000 in available borrowings under the Subordinated Facility. Midway may elect to increase the then outstanding principal amount of the borrowings by the amount of all accrued and unpaid interest rather than paying the interest currently (paid in kind interest) on the Subordinated Facility.
     The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum, as provided by Bank of America. At September 30, 2008, the interest rate on the Secured Facility was 6.56%, which represents the three month LIBOR rate plus 3.75%. The Unsecured Facility has a 13 month term which ends on March 31, 2009, and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. There are no assurances that the unsecured facility will be renewed or replaced at the end of its term. At September 30, 2008, Midway had $40,000,000 drawn on five borrowings under the Unsecured Facility. The interest rates on the Unsecured Facility ranged from 7.81% to 7.82%, which represents the three month LIBOR rate plus 5.0%. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010, and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. At September 30, 2008, Midway had eight borrowings under the Subordinated Facility. The interest rates on the borrowings ranged from 10.81% to 11.20%. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 as of the close of business on the business day immediately preceding the last business day of any calendar week, available cash and cash equivalents in excess of $10,000,000 ($13,500,000 from June 18, 2008 through August 31, 2008 and $14,000,000 beginning September 15, 2008) must be swept to NAI to repay the advances under the Subordinated Facility and then under the Unsecured Facility on a weekly basis. As a result of this provision, borrowings on the Subordinated Facility are classified as short-term debt. Available cash and cash equivalents excludes certain foreign accounts (Japan and Australia) as well as the letters of credit. As of September 30, 2008, there was $153,000, $265,000, and $154,000 in accrued interest on the Secured Facility, the Unsecured Facility, and the Subordinated Facility, respectively.
     The maximum availability under the revolving line of credit of the Secured Facility is equal to $30,000,000 less the outstanding principal balance of the term loan less the aggregate amount of letters of credit outstanding. As of September 30, 2008, there were no available borrowings under the Secured Facility.
     A fee of 0.5% per annum multiplied by maximum revolver amounts under the NAI Facility less the average daily balance of advances that were outstanding during the preceding month is due and payable on a monthly basis.
     Debt issuance costs incurred and capitalized for the NAI Facility totaled approximately $46,000 and $515,000 during the three and nine months ended September 30, 2008, respectively. The debt issuance costs incurred with the NAI Facility have been allocated among the Secured Facility, the Unsecured Facility and the Subordinated Facility. The fees allocated to the Secured Facility are being deferred and amortized over the life of the Secured Facility using the effective interest method. The fees allocated to the Unsecured and Subordinated Facilities are being deferred and amortized on a straight-line basis over the term of the respective arrangements. Unamortized debt issuance costs related to the Amended LSA of $202,000 were fully expensed upon termination of the Amended LSA.
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

Convertible Senior Notes
     We have a contractual obligation to the holders of our $75,000,000 convertible senior notes due September 30, 2025 (the “6.0% Notes”) and the holders of our $75,000,000 convertible senior notes due May 31, 2026 (the “7.125% Notes”) such that the holders of the 6.0% Notes may require us to repurchase all or a portion of their notes on April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020 and the holders of the 7.125% Notes may require us to repurchase all or a portion of their notes on May 31, 2010, May 31, 2016, and May 31, 2021 both at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Based on current market conditions, we believe it is reasonably likely that a substantial number of the holders of the 6.0% Notes will exercise their repurchase rights on April 30, 2009. The Company is diligently working to identify alternatives to satisfy the contractual obligations under the indenture with respect to the 6.0% Notes if any of the holders of the 6.0% Notes require us to repurchase all or a portion of their notes on April 30, 2009.
9. Other Charges
     In August 2008, we cancelled a specific game which resulted in a workforce reduction in our Austin, Texas facility. The Austin facility will continue to house important product development and related teams. The majority of the headcount reduction of 86 employees occurred in August 2008. The cancelled game resulted in an impairment and writedown of $10,242,000 of related software development costs. There is no expected future cash expenditures related to such impairment charge; however, the strategic workforce reduction created an additional current cash expenditure related to severance costs that represented an immediate charge of $980,000. Additionally, $241,000 of accrued vacation and $276,000 of licensing and other charges were recorded during the three months ended September 30, 2008. All of these expenses were recorded in the Other Charges line item in the consolidated statements of operations.
10. Sale and Leaseback Agreement
     During January 2008, Midway’s Board of Directors approved a sale and leaseback transaction for four of its properties located in Chicago, Illinois. As a result, in January 2008, Midway reclassified the properties from property and equipment to assets held for sale on the consolidated balance sheet and ceased depreciation of these assets.
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
     On November 6, 2008, Midway entered into a sale and leaseback agreement for the remaining property. The property was sold and leased back for a lease term through November 6, 2010 at a monthly rental fee of $20,000. The purchase price of the property was $2,500,000, plus a potential purchase price premium valued at a minimum of $4,860,000 if certain criteria are met. The purchase price premium is expected to be determined on or before August 6, 2009.
11. Management and Business Developments
     In November 2008, Shari E. Redstone resigned from Midway’s Board of Directors. In November 2008, the Board appointed Mr. Peter C. Brown to serve as the Board’s Chairman. Mr. Brown has served on the Company’s Board since 2005.
     In October 2008, Matthew V. Booty was appointed by the Board of Directors as President and Chief Executive Officer of Midway. Mr. Booty has served as Interim President and Chief Executive Officer of Midway since March 2008. Prior to being named President and Chief Executive Officer of Midway, Mr. Booty served as the Company’s Senior Vice-President — Worldwide Studios, a position he held since June 2005. Since June 2004, he served as Senior Vice President — Product Development, and since June 1991, Mr. Booty has also served in various capacities with Midway Amusement Games, LLC, a wholly-owned subsidiary of the Company.
     In October 2008, Ryan G. O’Desky was appointed by the Board of Directors as Chief Financial Officer and Treasurer of Midway. Mr. O’Desky had served as the Interim Chief Financial Officer and Treasurer since February 2008, and has held a variety of positions including Vice President Finance, Controller and Assistant Treasurer. He joined Midway in early 2007 as Chief Internal Auditor. From 2002 to 2007, Mr. O’Desky gained senior management experience within the Audit and Enterprise Risk Services Division of Deloitte & Touche LLP, a professional services firm. Prior to joining Deloitte & Touche LLP, he acted as a Senior Auditor within the Assurance & Business Advisory Department of Arthur Andersen LLP.
     In March 2008, David F. Zucker ceased to be the President and Chief Executive Officer of Midway. Mr. Zucker remained an employee of Midway until April 2008. In accordance with Mr. Zucker’s employment agreement, he is entitled to receive an amount equal to two times his base salary in effect on the date of termination of employment, which is payable 25% on the date of termination and an additional 25% on each of 121 days, 242 days and 365 days thereafter. Mr. Zucker is also eligible to receive the pro-rata portion of his annual bonus earned in the year of his termination. During the nine months ended September 30, 2008, Mr. Zucker’s severance payment of $1,200,000 was recorded as administrative expense in the consolidated statements of operations and accrued compensation and related benefits on the consolidated balance sheet.
     In accordance with Mr. Zucker’s stock option agreement, his outstanding vested stock options were to be cancelled three months following his April 2008 termination if not exercised. As of September 30, 2008, all of Mr. Zucker’s stock options that were unexercised were cancelled. In addition, Mr. Zucker forfeited 80,000 unvested performance-based restricted shares granted under the 2005 Long Term Incentive Plan as a result of his termination.
     In September 2008, Midway attained mutually beneficial terms with certain licensing partners resulting in the cancellation of future versions of related game properties and the future development costs associated with these games. The resolution of these licenses resulted in additional accelerated royalty and marketing expenses of $10,577,000 during the three and nine months ended September 30, 2008. These charges were primarily recorded as royalties and product development within cost of sales in the consolidated statements of operations and in accrued royalties on the consolidated balance sheet.
12. Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008, for financial assets and liabilities and also nonfinancial assets and liabilities that are recognized at fair value on at least an annual basis. Implementation of this statement has been delayed to January 1, 2009, for nonfinancial assets and liabilities that are not recognized at fair value on at least an annual basis. The adoption of SFAS No. 157 did not have a material impact on our financial position and results of operations during the three and nine months ended September 30, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 is intended to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigate volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. The provisions of this statement must be implemented for our year beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position and results of operations during the three and nine months ended September 30, 2008.
13. Legal Proceedings
     We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings as of September 30, 2008.
     We have previously disclosed a shareholders’ derivative lawsuit filed against certain directors and officers of Midway Games Inc. (“Midway”) and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R.

     Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. On February 22, 2008, Rosenbaum Capital, LLC filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. On May 22, 2008, all of the Defendants responded to the Amended Complaint with Motions to Dismiss. On July 16, 2008, the Plaintiffs filed a motion for an extension of time to respond to the directors’ Motion to Dismiss in order to take discovery. By agreed order, briefing on the Motions to Dismiss and all discovery was stayed pending resolution of the Plaintiffs’ motion. That motion was denied on October 20, 2008, and Plaintiffs’ responses to the Defendants’ motions to dismiss are to be filed on December 5, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “plan,” “strategy,” “believe,” “estimate,” “seek,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the performance of the interactive entertainment industry, dependence on new product introductions and the ability to maintain the scheduling of such introductions, dependence on major platform manufacturers, decisions by Sumner Redstone or his affiliates with respect to his ownership or trading of our common stock, and other risks more fully described in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”). Each forward-looking statement, including, without limitation, financial guidance, speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances, except as required by law.
Overview
     Midway continues to face significant challenges with respect to liquidity. For more information, please refer to the subheadings Financing Activities and Challenges with Respect to Liquidity within the Liquidity and Capital Resources section of Item 2.
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
     We have experienced annual operating losses since our fiscal year ended June 30, 2000. In order to address this issue, we refocused our product strategy as we entered the current home console transition period in an effort to return to profitability. Our current product strategy includes the following: (i) build games that leverage our proven intellectual properties and franchises; (ii) continue to develop new intellectual properties in competitive genres (iii) leverage our legacy intellectual property and expand our game development in the casual games space to help us build a sustainable revenue base; and (iv) gain market share in the next-generation home console cycle with the development of high-potential ambitious, mass-market next-generation games. We believe that the more ambitious, mass-market next-generation games will be very successful as the next-generation consoles become more established in the market. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. These types of games have become increasingly popular in the previous-generation home console cycle, and we expect this trend to continue with the more advanced hardware in the next-generation home console platforms. We have invested significant resources into the development of these types of games and expect to continue to release games for next-generation consoles in 2008 and 2009.
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
     In August 2008, we cancelled a specific game which resulted in a workforce reduction in our Austin, Texas, facility. The studio will remain open and will continue to house important product development and related teams. See Note 9 to the consolidated financial statements for additional information.
     In October 2008, we attained mutually beneficial terms with certain licensing partners resulting in the cancellation of future versions of related game properties and associated development expenditures. The resolution of these licensing arrangements on good terms for the Company is a very positive step as we continue to review our involvement with underperforming projects and focus on our core properties. Our fourth quarter 2008 lineup and strong pipeline of games that tie in to market-leading licenses like DC Comics and TNA Wrestling underscore our strategy of aligning with consumer and entertainment properties that can drive a solid gaming experience.
New Console Platform Cycle and Increasing Costs to Develop Video Games
     New Console Platform Cycle — The previous-generation of game platforms includes the PS2 released in 2000, and the GameCube and the Xbox, each released in 2001. Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. The time period referred to by the industry as the home console transition period is roughly defined as the time period from the first announcement of the introduction of the first of the new generation of home game consoles until these new consoles supplant the older generation consoles in terms of software sales. Microsoft launched the first next-generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released their next-generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Sony released their next-generation home console platform, the PS3, in November 2006 in both the U.S. and Japan and in March 2007 in Europe. We are currently selling and developing video games for all of these next-generation platforms, and sales on these platforms comprise the majority of our revenues in the U.S. Titles announced and scheduled for future release include, but are not limited to Mortal Kombat vs. DC Universe for the Xbox 360 and PS3, Wheelman for the Xbox 360 and PS3, and This Is Vegas for the Xbox 360 and PS3.
     Increasing Costs to Develop Video Games — Video games have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. We believe our strategy of growing our internal product development resources will facilitate an efficient cost structure for development of video games for the next-generation of consoles because we will be able to share and reuse as opposed to recreate technologies and developed assets across our internal studios. However, video games for the next-generation consoles are more costly and take longer to develop. Specifically, we estimate the development cycle for video games for the next-generation of consoles will range from 24 to 36 months, compared to the development cycle for games on the previous-generation of consoles of 12 to 36 months. Our costs related to developing titles on the next-generation of consoles will generally range between $8 million to $40 million per title, which represents a substantial increase in costs incurred to develop previous-generation titles, which ranged from $4 million to $16 million.
Handheld Market
     In November 2004, Nintendo launched a dual-screened, portable game system, the DS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. We released our first games for the PSP and DS in the fourth quarter of 2005 and fourth quarter of 2006, respectively. During 2007, we released one title for the PSP, Hot Brain, and six titles for the DS including The Bee Game, Touchmaster, Ultimate Mortal Kombat and Foster’s Home for Imaginary Friends: Imagination Invaders (released in Europe in 2008). In October 2008, we released Touchmaster 2 and Mechanic Master for the DS.
PC Market
We launched The Lord of the Rings Online: Shadows of Angmar, Stranglehold, Unreal Tournament 3, and Sins of a Solar Empire (Germany, Austria, and Switzerland only) on the PC along with a number of additional titles throughout 2007 and 2008. In the future, as previously announced, we expect to release Wheelman and This Is Vegas. In July 2008, we launched www.midwayarcade.com where end users can download versions of the Company’s arcade classics and touch screen favorites. More than 25 classic titles, such as Defender, Joust, Spy Hunter, and Mahki, are now available for download, starting for as low as three games for $5.00. In addition, Midway also launched a digital storefront at www.midway.com. The new site is intended for the North American market and features ten recent Midway releases, starting at $9.99 per game.
Majority Stockholder
     Sumner M. Redstone, our largest stockholder, last reported his aggregate beneficial holdings on February 8, 2007 in filings made with the SEC. Mr. Redstone’s aggregate beneficial holdings approximated 87% of our outstanding voting securities as of September 30, 2008. As the majority voting stockholder of Midway, Mr. Redstone and his related parties can change our business strategies and policies, select all of the members of our board of directors and control all other stockholder votes. If Mr. Redstone and his related parties were to dispose of shares of our common stock, the market price of our common stock would likely decline. If he were to sell his shares, the purchaser or purchasers might change our business strategies. Mr. Redstone is the Chairman of the Board and Chief Executive Officer of National Amusements, Inc. (“NAI”). Midway formed a special independent committee to consider any proposed transactions between Midway and Mr. Redstone or any of his affiliates, comprised of two directors who are disinterested with respect to matters relating to Mr. Redstone and his affiliates.
Results of Operations
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     The following table provides our periodic operating results in dollars and as a percentage of net revenues (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Net revenues	$51,359	100.0%	$36,747	100.0%
Cost of sales:
Product costs and distribution	20,554	40.0%	13,472	36.7%
Royalties and product development	49,822	97.0%	24,196	65.8%

Total cost of sales	70,376	137.0%	37,668	102.5%

Gross profit (loss)	(19,017)	(37.0)%	(921)	(2.5)%
Research and development expense	9,244	18.0%	6,245	17.0%
Selling and marketing expense	15,282	29.8%	14,173	38.6%
Administrative expense	5,181	10.1%	5,000	13.6%
Other charges	11,661	22.7%	—	0.0%

Operating loss	(60,385)	(117.6)%	(26,339)	(71.7)%
Interest income	81	0.2%	498	1.4%
Interest expense	(13,256)	(25.8)%	(8,429)	(22.9)%
Other income (expense), net	(2,129)	(4.1)%	1,160	3.2%

Loss before income taxes	(75,689)	(147.3)%	(33,110)	(90.0)%
Provision for income taxes	256	0.5%	417	1.1%

Net loss	$(75,945)	(147.8)%	$(33,527)	(91.1)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Three Months Ended
	See	September 30,		Increase /	Percent
	Explanation	2008	2007	(Decrease)	Change
Net revenues:	A	$51,359	$36,747	$14,612	39.8%
North American net revenues	B	36,146	18,814	17,332	92.1%
International net revenues	B	15,213	17,933	(2,720)	(15.2)%
Cost of sales:
Product costs and distribution	C	20,554	13,472	7,082	52.6%
Royalties and product development	D	49,822	24,196	25,626	105.9%
Research and development expense	E	9,244	6,245	2,999	48.0%
Selling and marketing expense		15,282	14,173	1,109	7.8%
Administrative expense		5,181	5,000	181	3.6%
Other charges	F	11,661	—	11,661	100.0%
Interest income	G	81	498	(417)	(83.7)%
Interest expense	H	(13,256)	(8,429)	4,827	57.3%
Other income (expense), net	I	(2,129)	1,160	(3,289)	(283.5)%
Provision for income taxes		256	417	(161)	38.6%
A. Net Revenues
     The following table provides our net revenues by platform (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Sony PlayStation 3 (“PS3”)	$7,870	15.3%	$—	—%
Microsoft Xbox 360	19,005	37.0%	25,655	69.8%
Nintendo Wii	9,794	19.1%	2,137	5.8%
Sony PlayStation 2 (“PS2”)	8,023	15.6%	1,946	5.3%
Microsoft Xbox	(38)	(0.1)%	(55)	(0.1)%
Nintendo GameCube (“NGC”)	(1)	(0.0)%	103	0.3%
Sony PlayStation Portable (“PSP”)	579	1.1%	1,239	3.4%
Nintendo DS (“DS”)	2,264	4.4%	1,806	4.9%
Nintendo Game Boy Advance (“GBA”)	4	0.0%	164	0.4%
Personal Computer (“PC”)	1,310	2.6%	3,729	10.1%
Royalties and other	2,549	5.0%	23	0.1%

Net revenues	$51,359	100.0%	$36,747	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Three Months Ended September 30, 2008
Midway Arcade.com	PC	North America
Mortal Kombat Kollection	PS2	North America
TNA iMPACT!	PS3, Xbox 360, Wii, PS2	North America
Unreal Tournament 3	Xbox 360	North America
TNA iMPACT!	PS3, Xbox 360, Wii, PS2	International

Three Months Ended September 30, 2007
Big Buck Hunter	PC	North America
Stranglehold	PC	North America
Stranglehold	Xbox 360, PC	International
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

     The increase in net revenues was primarily attributable to a 52.4% increase in our unit sales during the three months ended September 30, 2008 compared to the same period in 2007. The increase in net revenues was partially offset by an 8.3% reduction in our per-unit net selling price resulting from sales of our Game Party title for the Wii. This title has a lower sales price than other next-generation video games.
B. Net Revenues by Geography
North American Net Revenues
     Our top three selling titles in North America represented $29,994,000 of net revenues during the three months ended September 30, 2008. These titles included TNA iMPACT!, Unreal Tournament 3, and Game Party. Our top three selling titles in North America during the three months ended September 30, 2007 represented $17,724,000 of net revenues. These titles included Stranglehold, Mortal Kombat: Armageddon, and Happy Feet. Substantially all royalties and other revenues are included in North American net revenues.
International Net Revenues
     Our top three selling titles internationally represented $13,543,000 of net revenues during the three months ended September 30, 2008. These titles included TNA iMPACT!, Unreal Tournament 3, and Game Party. Our top three selling titles internationally during the three months ended September 30, 2007 represented $14,952,000 of net revenues. These included Stranglehold, Touchmaster and Happy Feet.
C. Cost of Sales — Product Costs and Distribution
     The increase in product costs and distribution of $7,082,000 during the three months ended September 30, 2008 was primarily driven by a 52.4% increase in unit sales, partially offset by an 8.3% reduction in our per-unit net selling price due to the mix of products sold.
D. Cost of Sales —Royalties and Product Development
     For the three months ended September 30, royalty expense increased $15,038,000 from $3,570,000 in 2007 to $18,608,000 in 2008. In September 2008, we attained mutually beneficial terms with certain licensing partners resulting in the cancellation of future versions of related game properties and the future development costs associated with these games. The resolution of these licenses resulted in additional accelerated royalty expense of $10,314,000 during the three months ended September 30, 2008. We also incurred incremental royalty expense of $4,724,000 during the three months ended September 30, 2008 primarily for titles released in the third quarter of 2008, such as Unreal Tournament 3 for the Xbox 360 (released in the second quarter of 2008 in Europe) and TNA iMPACT!.
     The increase in product development costs of $10,588,000 was primarily attributable to higher amortization and writedowns of capitalized product development costs during the three months ended September 30, 2008, compared to the same period in 2007. We recorded $15,189,000 and $4,782,000 of total writedowns for future releases during the three months ended September 30, 2008 and 2007, respectively. These charges were recorded because our revised forecasts for each game indicated that the unamortized capitalized costs exceeded the estimated future net realizable value of the assets. Our forecasts were primarily impacted by changes in estimated market demand for these games.
     Following is a summary of product development costs incurred (in thousands):

	Three Months Ended
	September 30,
Description	2008	2007
Amortization of capitalized product development costs	$15,715	$15,819
Writedowns related to future releases	15,189	4,782
Expenses incurred subsequent to product release	310	25

Total	$31,214	$20,626

E. Research and Development Expense
     Research and development expense increased $2,999,000, from $6,245,000 to $9,244,000 for the three months ended September 30, 2007 and 2008, respectively. The increase in 2008 is primarily due to more costs incurred for games that have yet to reach their technological feasibility date, or the point at which costs become capitalized, than were incurred in 2007.
F. Other Charges
     In August 2008, we cancelled a specific game which resulted in a workforce reduction in our Austin, Texas facility. The Austin facility will continue to house important product development and related teams. The majority of the headcount reduction of 86 employees occurred in August 2008. The cancelled game resulted in an impairment and writedown of $10,242,000 of related software development costs. There is no expected future cash expenditures related to such impairment charge; however, the strategic workforce reduction created an additional current cash expenditure related to severance costs that represented an immediate charge of $980,000. Additionally, $241,000 of accrued vacation and $276,000 of licensing and other charges were recorded in August 2008. All of these expenses were recorded in the Other Charges line item in the consolidated statements of operations.
G. Interest Income
     The decrease in interest income from 2007 to 2008 for the three months ended September 30 was primarily attributable to lower average cash and cash equivalents balances during 2008 compared to 2007.
H. Interest Expense
     Interest expense increased from 2007 to 2008 for the three months ended September 30 primarily due to $4,105,000 of additional amortization related to discounts on our convertible senior notes. On April 30, 2007, the conversion rate on our 6.0% senior notes was adjusted from $17.75 to $10.00 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% notes that is being amortized by applying the effective interest rate method over the period from April 30, 2007 to April 30, 2009. Amortization related to this discount totaled $6,452,000 and $3,629,000 for the three months ended September 30, 2008 and 2007, respectively. On August 8, 2007, the conversion rate on our 7.125% convertible senior notes was adjusted from $8.80 to $6.60 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $28,040,000 discount on the 7.125% notes that is being amortized by applying the effective interest rate method over the period from August 8, 2007 to May 31, 2010. In June 2006, a discount of $9,119,000 was recorded to reflect the initial conversion rate adjustment to $8.80 per share of common stock. Amortization related to these discounts totaled $2,652,000 and $1,370,000 for the three months ended September 30, 2008 and 2007, respectively.
I. Other Income (Expense), Net
     Other income (expense), net includes $(2,128,000) and $1,160,000 of foreign currency transaction gains (losses) incurred during the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     The following table provides our periodic operating results in dollars and as a percentage of net revenues (dollars in thousands):

	Nine Months Ended September 30,
	2008		2007
Net revenues	$104,711	100.0%	$79,618	100.0%
Cost of sales:
Product costs and distribution	46,398	44.3%	31,141	39.1%
Royalties and product development	80,453	76.8%	36,643	46.0%

Total cost of sales	126,851	121.1%	67,784	85.1%

Gross profit (loss)	(22,140)	(21.1)%	11,834	14.9%
Research and development expense	22,055	21.1%	20,250	25.4%
Selling and marketing expense	33,894	32.4%	29,174	36.6%
Administrative expense	16,976	16.2%	15,936	20.0%
Other charges (benefits)	11,661	11.1%	(783)	(1.0)%

Operating loss	(106,726)	(101.9)%	(52,743)	(66.1)%
Interest income	340	0.3%	2,075	2.6%
Interest expense	(35,494)	(33.9)%	(17,600)	(22.1)%
Other income (expense), net	(1,353)	(1.3)%	2,003	2.5%

Loss before income taxes	(143,233)	(136.8)%	(66,265)	(83.1)%
Provision for income taxes	1,509	1.4%	1,381	1.7%

Net loss	$(144,742)	(138.2)%	$(67,646)	(84.8)%

     The following table provides a comparison of periodic operating results (dollars in thousands):

		Nine Months Ended
	See	September 30,		Increase /	Percent
	Explanation	2008	2007	(Decrease)	Change
Net revenues:	A	$104,711	$79,618	$25,093	31.5%
North American net revenues	B	58,607	48,792	9,815	20.1%
International net revenues	B	46,106	30,826	15,280	49.6%
Cost of sales:
Product costs and distribution	C	46,398	31,141	15,257	49.0%
Royalties and product development	D	80,453	36,643	43,810	119.6%
Research and development expense		22,055	20,250	1,805	8.9%
Selling and marketing expense	E	33,894	29,174	4,720	16.2%
Administrative expense		16,976	15,936	1,040	6.5%
Other charges (benefits)	F	11,661	(783)	12,444	1,589.3%
Interest income	G	340	2,075	(1,735)	(83.6)%
Interest expense	H	(35,494)	(17,600)	17,894	101.7%
Other income (expense), net	I	(1,353)	2,003	3,356	167.5%
Provision for income taxes		1,509	1,381	128	9.3%

A. Net Revenues
     The following table provides our net revenues by platform (dollars in thousands):

	Nine Months Ended September 30,
	2008		2007
Sony PlayStation 3 (“PS3”)	$23,997	22.9%	$—	—%
Microsoft Xbox 360	25,201	24.1%	33,544	42.1%
Nintendo Wii	29,288	28.0%	10,128	12.7%
Sony PlayStation 2 (“PS2”)	10,532	10.1%	8,971	11.3%
Microsoft Xbox	(13)	(0.0)%	730	0.9%
Nintendo GameCube (“NGC”)	(9)	(0.0)%	841	1.1%
Sony PlayStation Portable (“PSP”)	2,153	2.0%	2,779	3.5%
Nintendo DS (“DS”)	6,732	6.4%	5,342	6.7%
Nintendo Game Boy Advance (“GBA”)	26	0.0%	1,403	1.8%
Personal Computer (“PC”)	1,362	1.3%	13,865	17.4%
Royalties and other	5,442	5.2%	2,015	2.5%

Net revenues	$104,711	100.0%	$79,618	100.0%

     The following table provides our video game releases by platform and territory:

Video Game Title	Platform	Territory
Nine Months Ended September 30, 2008
NBA Ballers: Chosen One	PS3, Xbox 360	North America
Midway Arcade.com	PC	North America
Mortal Kombat Kollection	PS2	North America
TNA iMPACT	PS3, Xbox 360, Wii, PS2	North America
Stranglehold: Expansion Pack	PS3, Xbox 360	North America
Unreal Tournament 3	Xbox 360	North America
Blacksite: Area 51	PS3	International
Cruis’n	Wii	International
Foster’s Home for Imaginary Friends: Imagination Invaders	DS	International
Game Party	Wii	International
Hour of Victory	PC	International
NBA Ballers: Chosen One	PS3, Xbox 360	International
Sins of a Solar Empire	PC	International
TNA iMPACT!	PS3, Xbox 360, Wii, PS2	International
Unreal Tournament 3	PS3, Xbox 360, PC	International

Nine Months Ended June 30, 2007
Big Buck Hunter	PC	North America
Hot Brain	PSP	North America
Hour of Victory	Xbox 360	North America
The Lord of the Rings Online: Shadows of Angmar	PC	North America
Mortal Kombat: Armageddon	Wii	North America
Stranglehold	Xbox 360, PC	North America
Touchmaster	DS	North America
The Ant Bully	Wii	International
The Grim Adventures of Billy & Mandy	Wii	International
Blitz: The League	Xbox 360	International
Hot Brain	PSP	International
Hour of Victory	Xbox 360	International
Stranglehold	Xbox 360, PC	International
Mortal Kombat: Armageddon	Wii	International
Touchmaster	DS	International

     The increase in net revenues was primarily attributable to a 38.4% increase in unit sales volume during the nine months ended September 30, 2008 compared to the same period in 2007. Partially offsetting the increase in net revenues was an increase in revenue provisions of $12,032,000 during the nine months ended September 30, 2008 compared to the same period in 2007. The increase is primarily due to higher price protection provisions for our 2008 releases of TNA iMPACT!, Unreal Tournament 3 (for the Xbox 360), and NBA Ballers: Chosen One, as sell-through rates for these games were lower than the rates for the 2007 releases of Stranglehold, The Lord of the Rings: Shadows of Angmar, and Hour of Victory. The decline in market demand for sports games negatively impacted sales of our 2008 titles.
B. Net Revenues by Geography
North American Net Revenues
     Our top three selling titles in North America represented $39,258,000 of net revenues during the nine months ended September 30, 2008. These titles included Game Party, TNA iMPACT!, and Unreal Tournament 3. Our top three selling titles in North America during the nine months ended September 30, 2007 represented $33,547,000 of net revenues. These included Stranglehold, The Lord of the Rings Online: Shadows of Angmar, and Mortal Kombat: Armageddon. North American net revenues also included substantially all royalties and other revenues for the nine months ended September 30, 2008 and 2007.
International Net Revenues
     Our top three selling titles internationally represented $32,654,000 of net revenues during the nine months ended September 30, 2008. These titles included Unreal Tournament 3, TNA iMPACT!, and Game Party. Our top three selling titles internationally during the nine months ended September 30, 2007 represented $20,152,000 of net revenues. These included Stranglehold, Hour of Victory, and Mortal Kombat: Armageddon.
C. Cost of Sales — Product Costs and Distribution
     The increase in product costs and distribution of $15,257,000 during the nine months ended September 30, 2008 was primarily driven by a 38.4% increase in unit sales volume, partially offset by a 4.9% reduction in our per-unit net selling price due to the mix of products sold.
D. Cost of Sales — Royalties and Product Development
     The increase in royalties and product development costs was primarily attributable to higher amortization and writedowns of capitalized product development costs during the nine months ended September 30, 2008, compared to the same period in 2007. We recorded $21,341,000 and $4,931,000 of total writedowns during the nine months ended September 30, 2008 and 2007, respectively. These charges were recorded because our revised forecasts for each game indicated that the unamortized capitalized costs exceeded the estimated future net realizable value of the assets. Our forecasts were primarily impacted by changes in estimated market demand for these games.
     In September 2008, we attained beneficial terms with certain of our licensing partners resulting in the cancellation of future versions of related game properties and the future development costs associated with these games. The resolution of these licenses resulted in additional accelerated royalty expense of $10,314,000 during the nine months ended September 30, 2008. We also incurred incremental royalty expense of $10,828,000 primarily for titles released in 2008, such as NBA Ballers: Chosen One, TNA iMPACT!, and Unreal Tournament 3 for the Xbox 360.
     Following is a summary of product development costs incurred (in thousands):

	Nine Months Ended
	September 30,
Description	2008	2007
Amortization of capitalized product development costs	$28,169	$22,793
Writedowns related to current releases	2,415	43
Writedowns related to future releases	18,926	4,888
Expenses incurred subsequent to product release	1,372	490

Total	$50,882	$28,214

E. Selling and Marketing Expense
     Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Advertising expense increased $4,235,000, from $16,892,000 during the nine months ended September 30, 2007 to $21,127,000 during the same period in 2008. The increase in advertising expense is attributable primarily to greater advertising support for NBA Ballers: Chosen One and TNA iMPACT! in 2008.
F. Other Charges (Benefits)
     In August 2008, we cancelled a specific game which resulted in a workforce reduction in our Austin facility. The Austin facility will continue to house important product development and related teams. The majority of the headcount reduction of 86 employees occurred in August 2008. The cancelled game resulted in an impairment and writedown of $10,242,000 of related software development costs. There is no expected future cash expenditures related to such impairment charge; however, the strategic workforce reduction created an additional current cash expenditure related to severance costs that represented an immediate charge of $980,000. Additionally, $241,000 of accrued vacation and $276,000 of licensing and other charges were recorded in August 2008. All of these expenses were recorded in the Other Charges line item in the consolidated statements of operations.
G. Interest Income
     The decrease in interest income from 2007 to 2008 for the nine months ended September 30 was primarily attributable to lower average cash and cash equivalents balances during 2008 compared to 2007.
H. Interest Expense
     Interest expense increased from 2007 to 2008 for the nine months ended September 30 primarily due to $16,232,000 of additional amortization related to discounts on our convertible senior notes. On April 30, 2007, the conversion rate on our 6.0% senior notes was adjusted from $17.75 to $10.00 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% notes that is being amortized by applying the effective interest rate method over the period from April 30, 2007 to April 30, 2009. Amortization related to this discount totaled $16,879,000 and $5,774,000 for the nine months ended September 30, 2008 and 2007, respectively. On August 8, 2007, the conversion rate on our 7.125% convertible senior notes was adjusted from $8.80 to $6.60 per share of common stock in accordance with certain provisions of the indenture governing the notes. As a result of this conversion rate adjustment, we recorded a $28,040,000 discount on the 7.125% notes that is being amortized by applying the effective interest rate method over the period from August 8, 2007 to May 31, 2010. In June 2006, a discount of $9,119,000 was recorded to reflect the initial conversion rate adjustment to $8.80 per share of common stock. Amortization related to these discounts totaled $7,357,000 and $2,229,000 for the nine months ended September 30, 2008 and 2007, respectively.
     Interest expense for the nine months ended September 30, 2008, also included $202,000 of accelerated amortization expense for debt issuance costs previously capitalized under our credit facility with Wells Fargo Foothill, Inc.
I. Other Income (Expense), Net
     Other income (expense), net includes $(1,388,000) and $1,875,000 of foreign currency transaction gains (losses) incurred during the nine months ended September 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
     Midway continues to face significant challenges with respect to liquidity. We believe that our cash and cash equivalents at September 30, 2008 of $10,353,000, availability of $40,025,000 under the NAI Facility and Factoring Agreement discussed below, and active management of our working capital needs may not be adequate to fund the anticipated levels of inventories, receivables and other working capital requirements for the operation of our business and we would need to initiate cost cutting measures or seek additional liquidity sources. If unanticipated events occur, such as delays in collecting accounts receivable or delays in the release dates of certain of our video games, or softening of the demand for current and future releases, then our working capital would be further constrained and we would take additional steps to manage our working capital.

Operating Activities
     Our principal source of operating cash is from the distribution and sale of our video games. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of September 30, 2008, our primary source of liquidity was $10,353,000 of cash and cash equivalents, compared to $27,524,000 at December 31, 2007. Our working capital (deficit) at September 30, 2008 totaled $(81,921,000), compared to $69,117,000 at December 31, 2007. Our overall business strategy depends on generating revenue from new products. If our new products fail to gain market acceptance, or if we do not release our new products on a timely basis, we may not have sufficient resources to pay our expenses and liabilities and to develop a continuous stream of new games.
     We actively manage our capital structure and balance sheet as a component of our overall business strategy. We may issue shares of common stock, and use our cash and cash equivalents, if we identify an opportunity to acquire businesses that will further strengthen our internal product development teams and our ability to create high quality games, or that will further strengthen our distribution capabilities. We may also pursue additional debt or equity financing in the future to raise additional working capital or to pay our long-term and short-term obligations, alleviating cash use requirements.
     For the nine months ended September 30, 2008 and 2007, net cash used in operating activities was $88,057,000 and $49,812,000, respectively. The increase in net cash used was driven primarily by less favorable working capital changes in 2008 compared to 2007. During the nine months ended September 30, 2008, changes in accounts receivable negatively impacted cash flows by $13,809,000 and positively impacted cash flows by $524,000 during the same period in 2007. Our business is highly seasonal and we have generally experienced higher revenues in the quarter ended December 31 due to customer purchases before the year-end retail holiday selling season. The gross and net accounts receivable balances at December 31, 2007 of $77,036,000 and $44,527,000 respectively, reflect the impact of strong fourth quarter net revenues as well as the timing of price protection, returns and discounts provisions for our titles. The gross and net accounts receivable balances at September 30, 2008 of $46,205,000 and $21,644,000, respectively reflect the impact of significantly lower net revenues during the three months ended September 30, 2008, cash collections during the nine months ended September 30, 2008 from our fourth quarter 2007 and 2008 releases, as well as the timing of price protection, returns and discounts provisions for our titles. These changes resulted in an outflow of cash for accounts receivable during the nine months ended September 30, 2008. Changes in inventories negatively impacted cash flows by $5,137,000 and $225,000 for the nine months ended September 30, 2008 and 2007, respectively. The additional outflows in 2008 are due to the build-up of inventory for October 2008 releases, including TNA iMPACT! and Game Party 2. During the nine months ended September 30, 2008 and 2007, capitalized product development costs negatively impacted cash flows by $53,928,000 and $60,243,000, respectively. We capitalized less for games in development during 2008 than in 2007. Changes in prepaid expenses and other current assets negatively impacted cash flows by $5,690,000 and $616,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash outflows is primarily due to the prepayment of inventory for October 2008 releases, including Blitz: The League II, Touchmaster 2, and Game Party 2. During the nine months ended September 30, 2008 and 2007, accounts payable, accruals and deferred revenue positively impacted cash flows by $2,646,000 and $12,047,000, respectively, due to timing of payments on accounts payable and accrued royalties. In September 2008, we attained beneficial terms with certain licensing partners resulting in the cancellation of future versions of related game properties and associated development expenditures. The resolution of these licenses increased accrued royalties by $10,314,000 as of September 30, 2008.
Investing Activities
     Net cash provided by and used in investing activities totaled $1,851,000 and $(4,713,000) for the nine months ended September 30, 2008 and 2007, respectively, and was primarily impacted by the sale and leaseback of three of our properties completed in 2008. Net cash provided by investing activities was also favorably impacted by a decrease in cash used for capital expenditures in 2008. The decrease in capital expenditures was primarily due to less next-generation software development tools being purchased in 2008 compared to 2007. Restricted cash represents the amount of cash and cash equivalents required to be maintained by Midway under letters of credit to comply with the requirements of two office space lease agreements. See Note 4 to the consolidated financial statements for additional information.
Financing Activities
     Net cash provided by financing activities was $69,304,000 and $11,549,000 during the nine months ended September 30, 2008 and 2007, respectively. The increase in net cash provided is primarily due to increased borrowings under the NAI credit facility in 2008 compared to borrowings under the Wells Fargo Foothill facility in 2007.

     On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended and Restated Loan and Security Agreement by and among the Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) (“Amended LSA”) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and National Amusements, Inc. (“NAI”), a related party (the “Secured Facility”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Facility”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Facility,” together with the Secured Facility and the Unsecured Facility, the “NAI Facility”). The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for up to a $20,000,000 revolving line of credit. At September 30, 2008, borrowings outstanding on the Secured Facility term loan and revolving line of credit totaled $20,000,000 and $8,952,000, respectively. Outstanding letters of credit totaled $1,048,000 at September 30, 2008, which reduces the available borrowings on the Secured Facility. Borrowings outstanding on the Unsecured Facility revolving line of credit totaled $40,000,000, and borrowings outstanding under the Subordinated Facility revolving line of credit totaled $19,975,000. At September 30, 2008, we had $25,000 in available borrowings under the Subordinated Facility. Midway may elect to increase the then outstanding principle amount of the borrowings by the amount of all accrued and unpaid interest rather than paying the interest currently (paid in kind interest) on the Subordinated Facility.
     The Secured Facility has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Secured Facility bears interest at our election of either prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum, as provided by Bank of America. At September 30, 2008, the interest rate on the Secured Facility was 6.56%, which represents the three month LIBOR rate plus 3.75%. The Unsecured Facility has a 13 month term which ends on March 31, 2009, and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. At September 30, 2008, Midway had $40,000,000 drawn on five borrowings under the Unsecured Facility. The interest rates on the Unsecured Facility ranged from 7.81% to 7.82%, which represents the three month LIBOR rate plus 5.0%. Interest under the Unsecured Facility is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000. The Subordinated Facility has a 27 month term which ends on May 31, 2010, and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. At September 30, 2008, Midway had eight borrowings under the Subordinated Facility. The interest rates on the borrowings ranged from 10.81% to 11.20%. Interest under the Subordinated Facility is payable in kind. If the total amount of borrowings under the NAI Facility is greater than $40,000,000 as of the close of business on the business day immediately preceding the last business day of any calendar week, available cash and cash equivalents in excess of $10,000,000 ($13,500,000 from June 18, 2008 through August 31, 2008 and $14,000,000 from September 15, 2008 through November 1, 2008) must be swept to NAI to repay the advances under the Subordinated Facility and then under the Unsecured Facility on a weekly basis. As a result of this provision, borrowings on the Subordinated Facility are classified as short-term debt. Available cash and cash equivalents excludes certain foreign accounts (Japan and Australia) as well as the letters of credit. As of September 30, 2008, interest payable in kind on the Unsecured Facility totaled $0. As of September 30, 2008, there was $153,000, $265,000, and $154,000 in accrued interest on the Secured Facility, the Unsecured Facility, and the Subordinated Facility, respectively.
     The maximum availability under the revolving line of credit of the Secured Facility is equal to $30,000,000 less the outstanding principal balance of the term loan less the aggregate amount of letters of credit outstanding. As of September 30, 2008, there were no available borrowings under the Secured Facility.
     A fee of 0.5% per annum multiplied by maximum revolver amounts under the NAI Facility less the average daily balance of advances that were outstanding during the preceding month is due and payable on a monthly basis.
     Debt issuance costs incurred and capitalized for the NAI Facility totaled $515,000 during the nine months ended September 30, 2008. The debt issuance costs incurred with the NAI Facility have been allocated equally among the Secured Facility, the Unsecured Facility and the Subordinated Facility. The fees allocated to the Secured Facility will be deferred and amortized over the life of the Secured Facility using the effective interest method. The fees allocated to the Unsecured and Subordinated Facilities will be deferred and amortized on a straight-line basis over the term of the respective arrangements. Unamortized debt issuance costs related to the Amended LSA of $202,000 were fully expensed upon termination of the Amended LSA.
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
     On September 15, 2008, two of the Company’s wholly-owned subsidiaries, Midway Home Entertainment Inc. (“MHE”) and Midway Amusement Games, LLC (“MAG”), entered into a Factoring Agreement (the “Factoring Agreement”) with National Amusements, Inc. (“NAI”).
     Pursuant to the Factoring Agreement, NAI will purchase from MHE from time to time certain of MHE’s accounts receivable invoices. MHE will sell such accounts receivable invoices to NAI on an as-needed basis for the purpose of creating sufficient cash flow for working capital to finance inventory and fund operations related to its product offerings in the fourth quarter of 2008. The period during which MHE may sell accounts receivable invoices under the Factoring Agreement expires on December 31, 2008. MHE is not committed to sell any accounts receivable invoices but, subject to certain eligibility criteria and certain other conditions precedent, NAI is committed to purchase accounts receivable invoices by paying purchase prices in an aggregate not to exceed $40,000,000; provided, that availability under the commitment will be replenished to the extent NAI receives collections in respect of accounts receivable it has purchased.
     Under the Factoring Agreement, MHE submits accounts receivable invoices to be purchased by NAI, and NAI pays to MHE a purchase price which is equal to the face amount of such purchased accounts receivable invoices minus an amount for dilution, a factoring fee, and an interest component. As servicing agent, MAG receives a servicing fee of 0.15% on the gross invoice amount of each account receivable invoice purchased. As of September 30, 2008, MHE had not sold any receivables to NAI under the Factoring Agreement.
     As noted above, Midway continues to face significant challenges with respect to liquidity.
     In addition to our working capital needs, we have a contractual obligation to the holders of our $75,000,000 convertible senior notes due September 30, 2025 (the “6.0% Notes”) and the holders of our $75,000,000 convertible senior notes due May 31, 2026 (the “7.125% Notes”) such that the holders of the 6.0% Notes may require us to repurchase all or a portion of their notes on April 30, 2009, September 30, 2010, September 30, 2015 and September 30, 2020 and the holders of the 7.125% Notes may require us to repurchase all or a portion of their notes on May 31, 2010, May 31, 2016, and May 31, 2021 both at a repurchase price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Based on current market conditions, we believe it is reasonably likely that a substantial number of the holders of the 6.0% Notes will exercise their repurchase rights on April 30, 2009. The Company is diligently working to identify alternatives to satisfy the contractual obligations under the indenture with respect to the 6.0% Notes if any of the holders of the 6.0% Notes require us to repurchase all or a portion of their notes on April 30, 2009.
     In addition, the $40,000,000 revolving line of credit under the NAI Unsecured Facility expires on March 31, 2009 and there can be no assurance that it will be renewed or replaced.
     Were payment for the amounts due under the NAI Facility accelerated due to a default and such default is not cured or waived within sixty days of notice of such default to the trustee for our two series of convertible senior notes, the convertible senior notes may be declared immediately due and payable in full. If the convertible senior notes were declared immediately due and payable, the Company could not make such payment.
     If the New York Stock Exchange would delist our stock, then holders of both the 6.0% Notes and the 7.125% Notes would immediately be able to be require us to repurchase all or a portion of their notes, and the Company could not make such payment. Our common stock has recently traded below the $1.00 level. Under the rules of the New York Stock Exchange, we will be considered to be below compliance standards if the average closing price of our stock is less than $1.00 per share over a consecutive 30 trading-day period. If this were to occur, we would have the opportunity to cure the price condition deficiency by bringing our share price and average share price above $1.00 within 6 months following receipt of the notification. If we were to fail to do this, we would be subject to suspension and delisting procedures.
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
     The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$28,952	$—	$—	$28,952	$—
Interest on long-term debt obligations(2)	10,013	2,203	6,008	1,802	—
Short-term debt obligations(3)	59,975	40,000	19,975	—	—
Interest payable and interest in-kind on short-term debt(4)	6,506	4,417	2,089	—	—
Convertible senior notes(5)	150,000	75,000	75,000	—	—
Interest on convertible senior notes(6)	11,532	7,969	3,563	—	—
Operating lease obligations(7)	12,605	3,156	5,128	3,974	347
Purchase obligations(8)	16,023	15,998	25	—	—
Other liabilities(9)	436	436		—	—

Total	$296,042	$149,179	$111,788	$34,728	$347

(1)	These obligations are reflected on our consolidated balance sheet as long-term debt at September 30, 2008 and include amounts borrowed under the secured facility.

(2)	Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at 8.30% (three month LIBOR rate as of October 15, 2008, plus 3.75%) from October 1, 2008 through June 29, 2012, the maturity date of the long-term debt obligation. These obligations for future interest payments are not reflected on our consolidated balance sheet at September 30, 2008.

(3)	These obligations are reflected on our consolidated balance sheet as short-term debt at September 30, 2008 and include amounts borrowed under the unsecured and subordinated facilities.

(4)	Assumes debt is carried to full term and bears interest at variable rates. The amounts above assume future interest will be incurred at 9.55% for the unsecured facility and 12.55% for the subordinated facility (three month LIBOR rate as of October 15, 2008, plus 5.0% and 8.0%, respectively) from October 1, 2008 through March 31, 2009 and May 31, 2010, the maturity date of the debt obligations. These obligations for future interest payments on the unsecured facility and future interest in-kind on the subordinated facility are not reflected on our consolidated balance sheet at September 30, 2008.

(5)	Assumes our two convertible senior note instruments are carried through the dates the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. These obligations are reflected on our consolidated balance sheet at September 30, 2008, net of the unamortized discounts.

(6)	Assumes our two convertible senior note instruments are carried through the date the holders may first redeem the notes, which are April 30, 2009 and May 31, 2010, respectively. The instruments bear interest at the fixed rates of 6.00% and 7.125% per annum, respectively. These obligations for future interest payments are not reflected on our consolidated balance sheet at September 30, 2008.

(7)	These obligations are not reflected on our consolidated balance sheet at September 30, 2008.

(8)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts in the table above include inventory items, marketing commitments, and minimum payments due under various licensing agreements and third party developer agreements. The amounts disclosed above assume all transactions are carried to contractual term and do not reflect cancellations within our control. Such cancellations could result in amounts owed being less than those reflected above. These obligations are not reflected on our consolidated balance sheet at September 30, 2008.

(9)	This item represents the remaining obligations under software license financing arrangements which are reflected on our consolidated balance sheet in other accrued liabilities at September 30, 2008.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented for our year beginning January 1, 2008, for financial assets and liabilities and also nonfinancial assets and liabilities that are recognized at fair value on at least an annual basis. Implementation of this statement has been delayed to January 1, 2009, for nonfinancial assets and liabilities that are not recognized at fair value on at least an annual basis. The adoption of SFAS No. 157 did not have a material impact on our financial position and results of operations during the nine months ended September 30, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 is intended to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigate volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. The provisions of this statement must be implemented for our year beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position and results of operations during the nine months ended September 30, 2008.
Impact of Inflation
     In recent years, the level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.
Seasonality
     The video game industry is highly seasonal and has generally experienced higher revenues during the quarter ended December 31 due to customer purchases preceding the year-end retail holiday selling season. Significant working capital is required to finance high levels of inventories and accounts receivable during that period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On February 29, 2008, we terminated the Amended LSA with Wells Fargo Foothill, Inc. and entered into the NAI Facility. The NAI Facility provides for up to $90,000,000 in total availability. The Secured Facility provides up to $30,000,000, under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Facility provides for a $40,000,000 revolving line of credit and the Subordinated Facility provides for a $20,000,000 revolving line of credit. As of September 30, 2008, the balance of the term loan was $20,000,000 and the balance of the revolving line of credit totaled $8,952,000. Borrowings under the Unsecured Facility at September 30, 2008 totaled $40,000,000. Borrowings drawn on the Subordinated Facility totaled $19,975,000. The term loan bears interest at our election of either the prime rate plus 1.5% or a one, two, three, or six month LIBOR rate plus 3.75% (current elected rate of 6.56%). The Unsecured Facility bears interest at our election of either the prime rate plus 2.75% or a one, two, three, or six month LIBOR rate plus 5.0%. As of September 30, 2008, the interest rates on the Unsecured Facility borrowings ranged from 7.81% to 7.82%, which represents the three month LIBOR rate plus 5.0%. The Subordinated Facility bears interest at our election of either the prime rate plus 5.75% or a one, two, three, or six month LIBOR rate plus 8.0%. As of September 30, 2008, the interest rates on the Subordinated Facility borrowings ranged from 10.81% to 11.20%. Changes in market rates may impact both the prime and LIBOR rates. For instance, if our interest rate was to increase or decrease by one percentage point (1.0%), our annual interest expense, based upon the current outstanding balance of $88,927,000, would change by approximately $889,000 based upon our expected future monthly loan balances per our existing repayment schedule.

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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, our Interim Chief Executive Officer and our Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
     We have previously disclosed a shareholders’ derivative lawsuit filed against certain directors and officers of Midway Games Inc. (“Midway”) and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. On February 22, 2008, Rosenbaum Capital, LLC filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. On May 22, 2008, all of the Defendants responded to the Amended Complaint with Motions to Dismiss. On July 16, 2008, the Plaintiffs filed a motion for an extension of time to respond to the directors’ Motion to Dismiss in order to take discovery. By agreed order, briefing on the Motions to Dismiss and all discovery was stayed pending resolution of the Plaintiffs’ motion. That motion was denied on October 20, 2008, and Plaintiffs’ responses to the Defendants’ motions to dismiss are to be filed on December 5, 2008.
Item 5. Other Information.
Resignation of Chairperson of the Board of Directors and Appointment of New Chairman
     In November 2008, Shari E. Redstone resigned from Midway’s Board of Directors. In November 2008, the Board appointed Mr. Peter C. Brown to serve as the Board’s Chairman. Mr. Brown has served on the Company’s Board since 2005.

Item 6. Exhibits.

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

10.1	Factoring Agreement dated as of September 15, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 18, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment No. 2, dated as of September 15, 2008, to Loan and Security Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 18, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment No. 2, dated as of September 15, 2008, to Unsecured Loan Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 18, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment No. 2, dated as of September 15, 2008, to Unsecured Subordinated Loan Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 18, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GAMES INC.
By:	/s/ Ryan G. O’Desky
Ryan G. O’Desky
Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized officer)

Date: November 10, 2008

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended, File No. 333-11919, initially filed on September 13, 1996 and effective October 29, 1996.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.

3.5	Composite Amended and Restated By-laws of the Registrant, dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 13, 2007.

10.1	Factoring Agreement dated as of September 15, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 18, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment No. 2, dated as of September 15, 2008, to Loan and Security Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 18, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment No. 2, dated as of September 15, 2008, to Unsecured Loan Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 18, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment No. 2, dated as of September 15, 2008, to Unsecured Subordinated Loan Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 18, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.