Form 10-K
period 2008-12-31
MIDWAY GAMES INC
filed 2009-04-06
CIK 1022080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The aggregate market value of the 11,222,001 shares of Common Stock held by non-affiliates of the registrant on June 30, 2008 was $24,688,402. This calculation was made using a price per share of Common Stock of $2.20, the closing price of the Common Stock on the New York Stock Exchange on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On March 24, 2009, the number of shares of Common Stock outstanding, excluding 1,285,430 treasury shares, was 92,254,925 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

Midway® is our registered trademark. Our product names mentioned in this report are also our trademarks, except where we license them. Other product names mentioned in this report are the trademarks of their respective owners.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which describe our plans, strategies and goals, our beliefs concerning future business conditions and our outlook based on currently available information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of these risks and uncertainties, including, without limitation, (1) the ability of the Company to continue as a going concern; (2) the ability of the Company to develop, pursue, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; (3) the ability of the Company to obtain approval of and operate pursuant to the agreement with its secured creditor for the use of its cash collateral; (4) the ability of the Company to obtain court approval of the Company’s motions in the Chapter 11 proceeding pursued by it from time to time; (5) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, or the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; (6) the ability of the Company to obtain and maintain normal terms with vendors and service providers; (7) the ability of the Company to maintain contracts that are critical to its operations; (8) potential adverse developments with respect to the Company’s liquidity or results of operations; (9) the ability of the Company to fund and execute its business plan; (10) the ability of the Company to retain and compensate key executives and other key employees; (11) the ability of the Company to attract and retain customers; and (12) any further deterioration in the macroeconomic environment or consumer confidence. Where possible, we have identified these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “eventually,” “anticipate,” “plan,” “strategy,” “believe,” “estimate,” “seek,” “intend” and similar expressions.

MIDWAY GAMES, INC.

2008 FORM 10-K — TABLE OF CONTENTS

The parenthetical references below are to information incorporated by reference from the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2009 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2009.

(1)	Proxy Statement sections entitled “Nominees for Directors,” “Board Committees and Meetings,” “Audit Committee Matters,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

(2)	Proxy Statement sections entitled “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board — Compensation Committee Report.”

(3)	Proxy Statement sections entitled “Beneficial Ownership of Directors and Executive Officers,” “Securities Authorized for Issuance under Equity Compensation Plans” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities.”

(4)	Proxy Statement sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Director Independence.”

(5)	Proxy Statement section entitled “Independent Auditors’ Fees.”

PART I

Item 1.	Business.

Business Overview

We develop and publish interactive entertainment software for the global video game market. We and our predecessor companies have been in the business of creating video games for more than 20 years and have published over 400 titles in that time. Our games are available for play on the major home video game consoles and handheld game platforms, including Microsoft’s Xbox 360, Nintendo’s Wii and Nintendo DS (“NDS”), and Sony’s PlayStation 3 (“PS3”) and PlayStation Portable (“PSP”). We began releasing games for this current generation of consoles beginning in 2006 (2007 for PS3). We have continued to release games for prior generation home consoles and handheld game platforms such as Microsoft’s Xbox, Nintendo’s GameCube (“NGC”) and Game Boy Advance (“GBA”) and Sony’s PlayStation 2 (“PS2”), but are currently investing most of our development resources in the creation of games for the current generation home consoles and handheld game platforms. We also develop and publish games for personal computers (“PCs”).

Midway is a Delaware corporation that was formed in 1988. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge through our website at www.investor.midway.com as soon as reasonably practicable after we electronically file or furnish these materials to or with the Securities and Exchange Commission (“SEC”). We have adopted a code of business conduct and ethics that applies to our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer. The code can be found on our website at www.investor.midway.com. We will provide, without charge, a copy of our Code of Business Conduct and Ethics upon request to: Investor Relations, Midway Games Inc., 2704 West Roscoe Street, Chicago, Illinois 60618. We will disclose any waiver to this code for our Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer by means of a posting on our website. Our website home page is located at www.midway.com. Information contained on our website is not a part of this report.

As of March 24, 2009, approximately 87.2% of our common stock was beneficially owned by Acquisition Holdings Subsidiary I LLC. MT Acquisition Holdings LLC is the sole member of the Acquisition Holdings Subsidiary I LLC.

Change in Control / Bankruptcy Filing

On November 28, 2008, each of Mr. Sumner M. Redstone, National Amusements, Inc. (“NAI”), of which Mr. Redstone is the Chairman, and Sumco, Inc., which is owned jointly by both NAI and Mr. Redstone (collectively, the “Sellers”) entered into a Stock Purchase Agreement with Acquisition Holdings Subsidiary I LLC (the “Purchaser”), pursuant to which the Sellers sold to the Purchaser, and the Purchaser purchased from the Sellers, all of the shares of common stock, $0.01 par value (the “Common Shares”) of the Company beneficially owned by the Sellers immediately prior to such sale, representing, collectively, approximately 87.2% of the total issued and outstanding Common Shares of Midway.

Concurrently with the execution of the Stock Purchase Agreement, NAI and the Purchaser entered into a Participation Agreement, pursuant to which NAI granted to the Purchaser, and the Purchaser acquired from NAI, (i) an undivided interest and participation in certain of the loans and advances made by NAI, whether before or after the date of the Participation Agreement, pursuant to the Loan and Security Agreement (as defined below) and the Unsecured Loan Agreement (as defined below) and (ii) all of NAI’s right, title and interest in, to and under the Loan and Security Agreement and the Unsecured Loan Agreement including guarantees, collateral, pledges, distributions, claims and causes of actions against the borrowers thereunder, all on the terms and conditions set forth in the Participation Agreement. The consideration paid by the Purchaser for the interests acquired under the Stock Purchase Agreement and the Participation Agreement was $100,000. See “Financing Arrangements” for definitions of the various loan agreements with NAI.

That sale of a majority interest in Midway triggered change in control provisions with respect to our 6.0% Convertible Senior Notes due 2025 (the “6.0% Notes”) and our 7.125% Convertible Senior Notes due 2026

(the “7.125% Notes,” and together, the “Notes”). The change in control provision gave holders of the Notes the option to require us to repurchase their Notes in January 2009 at the principal amount of the Notes plus accrued and unpaid interest, aggregating approximately $153 million. Through separate waivers and forbearances signed by holders of the Notes, the repurchase date was extended until February 12, 2009. As of that date, we did not have the liquidity to satisfy our obligation with respect to the repurchase of the Notes at the holders’ option. A failure to repurchase the Notes would have constituted an event of default under the terms of the Indentures for the Notes, which would allow the Trustee under each Indenture or the holders of 25% of each series of the Notes to declare all of the Notes of that series immediately due and payable.

Additionally, any failure to satisfy our obligation to repurchase the Notes would have had consequences under the February 29, 2008, (i) Loan and Security Agreement between certain of Midway’s affiliates as borrowers and NAI as lender, (ii) Unsecured Loan Agreement between Midway as borrower and NAI as lender and (iii) Subordinated Unsecured Loan Agreement (as defined below) between Midway as borrower and NAI as lender (collectively, the “NAI Agreements”). Specifically, the lender under the NAI Agreements would have the option in such a circumstance to declare all amounts outstanding under the NAI Agreements immediately due and payable. Borrowings under the NAI Agreements totaled approximately $90 million as of February 12, 2009. Despite the waivers and forbearances agreed to with the holders of the Notes, we did not have the ability to satisfy our obligations to repay these amounts. See “Financing Arrangements” for definitions of the separate NAI Agreements.

On February 12, 2009, Midway and its U.S. subsidiaries (“the Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (collectively, the “Chapter 11 Cases”). Since that date, the Debtors have been operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default under the NAI Agreements and each of the Indentures for the Notes. Under the terms of the NAI Agreements, upon an event of default the Purchaser may declare all amounts outstanding immediately due and payable. Upon an event of default under the Indentures for the Notes the aggregate principal amount of the Notes of $150 million, and any premium and accrued and unpaid interest, became immediately due and payable without any declaration or other act on the part of the Trustee or any holder of the Notes.

Cost Reduction Initiatives

In August 2008, we cancelled a specific game which resulted in a workforce reduction in our Austin, Texas facility. The majority of the headcount reduction of 86 employees occurred in August 2008. The cancelled game resulted in charges, including impairment and writedown of related software development costs, severance pay, accrued vacation pay and licensing and other charges, totaling approximately $11.7 million during the third quarter of 2008. Approximately $10.2 million of the total charges were non-cash in nature.

In December 2008, we announced a reduction in force affecting approximately 180 full-time employees, or 25% of our workforce. The employee terminations affected substantially all of our functional groups, including all remaining employees at our Austin, Texas, studio and substantial reductions in force in our Chicago, Illinois, and San Diego, California, locations. Also, we suspended several of our non-core prototype games in development. As a result of these actions, we recorded charges of approximately $2.6 million during the fourth quarter of 2008 for expenses incurred related to severance and accrued vacation owed to terminated employees.

Development of Our Business

Our product development efforts are focused on the creation of a portfolio of titles in the action/fighting, open-world and casual/handheld video game genres. Our product development strategy is focused on leveraging core games with proven track records. The Mortal Kombat franchise is the best example of our proven games. This franchise has sold in excess of 20 million units across nine major home console releases, and has been successfully leveraged into film and television. The Mortal Kombat vs. DC Universe title released in November 2008 has sold over 1.9 million units and is one of our most successful titles. Since 2002, we have released the following titles that have exceeded one million units in sales:

•	Mortal Kombat vs. DC Universe (2008);

•	TNA iMPACT! (2008);

•	Unreal Tournament 3 (2008);

•	Game Party (2007);

•	Stranglehold (2007);

•	Rampage: Total Destruction (2007);

•	Happy Feet (2006);

•	Mortal Kombat: Armageddon (2006);

•	Blitz: The League (2005);

•	Mortal Kombat: Shaolin Monks (2005);

•	Mortal Kombat: Deception (2004);

•	NBA Ballers (2004);

•	Midway Arcade Treasures (2003); and

•	Mortal Kombat: Deadly Alliance (2002).

We have also licensed entertainment intellectual properties, such as plots, artwork, brands, characters and titles, from leading entertainment companies in order appeal to a mass-market audience. The most recent of these arrangements led to the 2008 release of TNA Impact!, a videogame based upon TNA Entertainment’s Total NonStop Action Wrestling, a professional wrestling league which airs weekly television programs and monthly pay-per-view specials.

In February 2009, we entered into an agreement with Ubisoft Entertainment, S.A. (“Ubisoft”), a third-party publisher and developer, to publish Wheelman, an open-world driving game starring actor Vin Diesel. Ubisoft handles sales, marketing, and distribution of Wheelman in North America, South America, Australia, New Zealand, France, Germany, Austria, Ireland and the United Kingdom. Wheelman was released in March 2009. We continued to own and direct the development of the title through completion, will retain all future rights to the franchise and are selling the title in all other European territories. We believe this arrangement will enable us to maximize our current cash flow while providing us rights to additional future royalties if sales meet or exceed expectations.

We seek to attract and retain the highest quality development talent to support our product development efforts. As of February 28, 2009, we maintained five internal product development teams staffed with approximately 350 developers to support our creative efforts. We have entered into game development agreements with third-party development groups to leverage their expertise in a specific genre or take advantage of a proven intellectual property created by that team. We are not, however, dependent upon one or several third-party developers, and employ a combination of internal and third-party developers to create most of our titles.

For further information about our financial condition, assets, results of operations and cash flows, see our consolidated financial statements, including the notes to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financing Arrangements

On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (“Borrowers”), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (“U.S. Credit Parties”) terminated the Amended and Restated Loan and Security Agreement by and among the

Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (as the Arranger and Administrative Agent, and UK Security Trustee) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and NAI (the “Loan and Security Agreement”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Loan Agreement”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Unsecured Loan Agreement,” together with the Loan and Security Agreement and the Unsecured Loan Agreement, the “NAI Agreements”). The NAI Agreements provide for up to $90,000,000 in total availability. The Loan and Security Agreement provides up to $30,000,000 under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Loan Agreement provides for a $40,000,000 revolving line of credit and the Subordinated Unsecured Loan Agreement provides for up to a $20,000,000 revolving line of credit.

NAI transferred its ownership of the Loan and Security Agreement and the Unsecured Loan Agreement to the Purchaser, who now acts as our lender under these agreements. The filing of the Chapter 11 Cases constituted an event of default under the NAI Agreements. Under the terms of the NAI Agreements, upon an event of default the Purchaser has the option to declare all amounts outstanding immediately due and payable. See Note 8 to our consolidated financial statements for further details on the NAI Agreements.

On September 15, 2008, two of the Company’s wholly-owned subsidiaries, Midway Home Entertainment Inc. (“MHE”) and Midway Amusement Games, LLC (“MAG”), entered into a Factoring Agreement (the “Factoring Agreement”) with NAI. Pursuant to the Factoring Agreement, NAI purchased from MHE certain of MHE’s accounts receivable invoices. MHE sold such accounts receivable invoices to NAI on an as-needed basis for the purpose of creating sufficient cash flow for working capital to finance inventory and fund operations related to the Company’s product offerings in the fourth quarter of 2008. The period during which MHE sold accounts receivable invoices under the Factoring Agreement expired on December 31, 2008. MHE was not committed to sell any accounts receivable invoices but subject to certain eligibility criteria and certain other conditions precedent, NAI was committed to purchase accounts receivable invoices by paying purchase prices in an aggregate not to exceed $40,000,000, provided that availability under the commitment was replenished to the extent NAI receives collections of accounts receivable invoices it has purchased.

Under the Factoring Agreement, MHE submitted accounts receivable invoices to be purchased by NAI, and NAI paid to MHE a purchase price equal to the face amount of such purchased accounts receivable invoices minus an amount for dilution, a factoring fee, and an interest component. As servicing agent, MAG received a servicing fee of 0.15% on the gross invoice amount of each accounts receivable invoice purchased.

During 2008, MHE sold receivables in the amount of $47,552,000 (net of $14,972,000 of dilution) to NAI under the Factoring Agreement, recorded $308,000 and $189,000 of factoring fees and interest expense, respectively, and received $94,000 of servicing fees.

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

Historically, a new generation of more technologically advanced game consoles has reached the market approximately every four to six years. Each new generation of these platforms has the capability to permit developers to create more realistic and exciting games. At the beginning of each new generation, or cycle, during the period of rapid growth in the installed base of the new generation of consoles, software sales for the new consoles have historically experienced periods of rapid expansion, as an increasing number of new console owners purchase video games for the new consoles. At the end of each cycle, when the introduction of the next-generation of home consoles is announced, hardware and software sales related to the older generation of platforms generally diminish, and prices are discounted, as consumers defer and decrease purchases in anticipation of the new platforms and games. The time period from the first announcement of the introduction of the first next-generation home consoles until these new consoles supplant the older-generation consoles in terms of software sales is referred to in the industry as the home console transition period. The industry has emerged from the previous home console transition period as each of the three main competitors (Sony, Microsoft and Nintendo) have had their latest home console platforms, or current generation consoles, in place for the past two to four years. The primary home consoles for which we have been developing video games in recent years can be summarized by period as follows:

Previous Generation Home Consoles	Current Generation Home Consoles

- Sony’s PS2	- Sony’s PS3
- Nintendo’s NGC	- Nintendo’s Wii
- Microsoft’s Xbox	- Microsoft’s Xbox 360

Substantially all of our current development activity is focused on video games for the current generation home consoles. Microsoft launched the first current generation home console platform, Xbox 360, in November 2005 in the U.S. and December 2005 in Europe. Nintendo released its current generation home console platform, the Wii, in November 2006 in the U.S. and then in Europe and Japan in December 2006. Finally, Sony released its current generation home console platform, the PS3, in November 2006 in both the U.S. and Japan and in March 2007 in Europe.

The handheld platform market is largely dominated by Nintendo whose previous generation products include Game Boy, GBA and GBA SP, and current generation product NDS, which was released in November 2004. Sony introduced its handheld game platform, PSP, in Japan in 2004 and in North America in March 2005.

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

The Online and Wireless Markets.  Technologies such as the internet and wireless devices have created potential new revenue opportunities for video game software publishers. Online functionality in a game can be as simple as the ability to post game scores to a public leaderboard or as complex as head-to-head online play. This online functionality may provide improved game play and, for certain games, make them more compelling and marketable. Generally, these online features have been incidental to the overall product offering for our video games.

Business models are emerging that provide distinct revenue opportunities for online functionality in games. In addition, more games are becoming available for play on wireless devices such as cell phones and personal digital assistants. A console or PC publisher may license the wireless rights to games to third parties who create and sell wireless products based on the licensed intellectual properties. As the market for wireless products grows significantly, publishers for other platforms are increasingly creating and marketing their own wireless games.

Distribution.  Software for video game platforms is sold by mass merchandise retailers, such as Wal-Mart and Best Buy, or by regional retailers, discount store chains, video rental retailers, internet-based retailers, software specialty retailers and entertainment software distributors. In addition, we have agreements with digital distribution providers in the United States and Europe which facilitate the download and purchase of our PC games. Video game software publishers either distribute their products directly to these retailers or sell them through national distributors.

Our Business Strategy

Our corporate objectives are to improve our market share, achieve profitability and establish a leadership position within the global interactive entertainment industry. We believe our ability to achieve these objectives depends on our execution of the following strategies:

Leverage core competencies and established franchises

An important part of our product focus is leveraging our established franchises and developing video games in genres in which we have a demonstrated competency, including action/fighting and casual/handheld video games, and open-world video games which are viewed to have high potential.

•	Action/Fighting Games — Midway has a demonstrated competency in fighting games such as Mortal Kombat and TNA iMPACT!. Many of the games we have released over the past 20 years have been best-sellers and have attracted loyal fan bases. The popularity of many of our games has enabled us to successfully market sequels, including sequels for Mortal Kombat. The latest sequel in the Mortal Kombat series that we released in November 2008 for PlayStation 3 and Xbox 360, Mortal Kombat vs. DC Universe, proved to be our best selling game of 2008. The strength of our brands, the advanced nature of our technology, and our ability to leverage a common core fighting engine across our internal development teams gives us a strategic advantage in this genre both in terms of cost and quality.

•	Open-World Games — We have devoted significant resources to the development of open-world games that are more ambitious in terms of functionality and interaction. These games offer consumers increased playability and multiple experiences within a single video game, such as driving, fighting and shooting. Though we have not developed open-world games such as Wheelman (released in March 2009) and This is Vegas (scheduled for release in late 2009) in the past, we believe that our success with other action games increase our likelihood of success in this genre. Open-world video games produced by other publishers have been very successful, and we believe these types of games may develop into a source of increased revenue growth in the near future.

•	Casual/Handheld Games — Midway has a long history making the types of games that are ideal for the casual and the handheld game market: fun, fast-paced, short play-cycle games that appeal to a mass audience. In fact, many of the games we released into this market have been successful and profitable, such as Game Party, Game Party 2, TouchMaster and Midway Arcade Treasures. Game Party, a casual game initially released in November 2007 for Wii, has sold well over two million units. Its sequel, Game Party 2, was released in October 2008 and is anticipated to be similarly successful. We intend to continue to leverage our franchises to create popular titles for play on traditional console platforms and new gaming mediums. We also control the intellectual property rights to numerous classic video game titles, including titles originally released under the Midway, Williams and Atari brands. We have leveraged this large library of proven intellectual properties by releasing numerous collections of “arcade classics” for home consoles, handheld platforms and the PC.

Third-party and PC games markets

We will continue to seek arrangements to market third-party games, especially in international markets, where we believe we can generate significant sales and operating margins. We had increased our investment and resources in PC game development in 2007, but plan to reduce the focus on PC games in the future in order to commit the resources necessary for our home console and handheld platform video games. Our revenues from PC games declined in 2008 compared to 2007.

Continue international presence

Our United Kingdom, German and French subsidiaries are responsible for sales, marketing and distribution in Europe, Australia the Middle East and Africa. France and Germany are currently the second and third largest, respectively, console video game markets in Europe, and second and first largest, respectively, in terms of PC video game markets. We believe that directly marketing our products in foreign markets will produce higher sales and lower costs than if we relied solely on the use of third-party distributors. In addition, to expand our presence outside of North America, we have developed titles such as Wheelman, which is set in Barcelona, Spain, that we believe will have a stronger global appeal. We are also publishing and distributing third-party games in Europe that we believe will generate significant sales.

Products

We sell games primarily in North America, Europe and Australia for the major current generation video game platforms, including Sony’s PS3 and PSP; Microsoft’s Xbox 360; and Nintendo’s Wii and NDS. We also sell games for previous generation platforms such as Microsoft’s Xbox, Nintendo’s NGC and GBA and Sony’s PS2, as well as for the PC, but these mostly represent sequels of previously released games; substantially all newly developed games are created for current generation platforms. Most of our video games currently have suggested retail prices on the initial release date in North America ranging from $19.99 to $59.99 for home console games, $19.99 to $29.99 for handheld games and $19.99 to $49.99 for PC games. Most of our video games currently have suggested retail prices on the initial release date in international markets ranging from $30.00 to $80.00 for home console games, $30.00 to $50.00 for handheld games and $30.00 to $50.00 for PC games. Retail price ranges for our frontline current generation video games on the initial release date have increased from those for our previous platform releases.

We receive license or royalty fees from third parties for the use of certain intellectual property. These third parties use our intellectual property to, among other things, sell video games in parts of the world where we do not currently conduct business, convert video games to play on alternative platforms (e.g., wireless phones), and include our video games or intellectual property in products, software or online services they offer.

Many of our games incorporate a variety of online capabilities and features. Online functionality may increase the playability of certain games and make them more compelling and marketable. In 2008, we released our first retail downloadable asset on the Xbox Live server that is an add-on to a previously-released console game. We anticipate releasing more of these retail add-on downloads in the future.

From time to time, we purchase distribution rights to games under development by third parties. Some of these games are sequels to games that have previously been successful releases.

Historically, a limited number of products have generated a disproportionately large amount of our revenues. In 2008, 2007 and 2006, our Mortal Kombat video games accounted for 34.8%, 13.3% and 22.4% of our revenues, respectively.

2008 Video Game Releases

During 2008, we released the following video games:

Video Game Title	Platform	Territory

Blitz: The League II	PS3, Xbox 360	North America, International
Game Party 2 / More Game Party	Wii	North America, International
Mechanic Master	NDS	North America, International
Midway Arcade.com	PC	North America
Mortal Kombat Kollection	PS2	North America
Mortal Kombat vs. DC Universe	PS3, Xbox 360	North America, International
Mortal Kombat vs. DC Universe: Kollector’s Edition	PS3, Xbox 360	North America
NBA Ballers: Chosen One	PS3, Xbox 360	North America, International
Stranglehold: Expansion Pack	PS3, Xbox 360	North America
TNA iMPACT!	PS3, Xbox 360, Wii, PS2	North America, International
TouchMaster 2 / More TouchMaster	NDS	North America, International
Unreal Tournament 3	Xbox 360	North America, International
Blacksite: Area 51	PS3	International
Cruis’n	Wii	International
Foster’s Home for Imaginary Friends: Imagination Invaders	NDS	International
Game Party	Wii	International
Hour of Victory	PC	International
PopStar Guitar	Wii	International
Sins of a Solar Empire	PC	International
Unreal Tournament 3	PS3	International

2007 Video Game Releases

During 2007, we released the following video games:

Video Game Title	Platform	Territory

Aqua Teen Hunger Force: Zombie Ninja Pro-Am	PS2	North America, International
Big Buck Hunter	PC	North America
Blacksite: Area 51	Xbox 360; PC	North America, International
Blacksite: Area 51	PS3	North America
Blitz: The League	Xbox 360	International
Cocoto Racers	NDS	International
Cruis’n	Wii	North America
Foster’s Home for Imaginary Friends: Imagination Invaders	NDS	North America
Game Party	Wii	North America
Hot Brain	PSP	North America, International
Hour of Victory	Xbox 360	North America, International
Mortal Kombat: Armageddon	Wii	North America, International
Myst	NDS	International
Stranglehold	Xbox 360; PC; PS3	North America, International
The Ant Bully	Wii	International
The Bee Game	NDS; GBA	North America
The Grim Adventures of Billy & Mandy	Wii	International
The Lord of the Rings Online: Shadows of Angmar	PC	North America
TouchMaster	NDS	North America, International
Ultimate Mortal Kombat	NDS	North America, International
Unreal Tournament 3	PC	North America, International
Unreal Tournament 3	PS3	North America

2009 Products

We expect our 2009 releases to include This Is Vegas, a lifestyle action experience game, for Xbox 360, PS3 and PC; Game Party 3, the third installment of this successful franchise, for the Wii; and other as-yet-unannounced titles for multiple platforms. We released Wheelman for Xbox 360, PS3 and PC in March 2009.

Product Development

We seek to develop video games that are engaging and entertaining, and which provide sufficient challenges at various levels of proficiency to encourage repeated play. Each concept is reviewed initially for viability and evaluated relative to several factors, including consumer purchase intent and whether the proposed product fits within our general strategy and profitability objectives. Our management team meets regularly to formally review and evaluate the progress and quality of each title in development. Our game development personnel are organized into teams. We are focused on sharing the technologies and resources developed by one team among the other teams in order to maximize our development efficiency and provide our teams with the tools to produce the best video games possible.

The internal product development teams operate in studio environments that encourage creativity, productivity and cooperation. We believe that this environment, together with a compensation structure that rewards development teams for the success of their games, enables us to attract and retain highly talented game developers. We currently have product development studios in Chicago, Illinois; San Diego, California; Seattle, Washington; and Newcastle, England.

We expect the development cycle for video games for the current generation of consoles to range from 12 to 48 months, compared to a development cycle of 12 to 36 months for games on the previous generation of consoles, depending on the specific software requirements. We expect our costs related to developing titles on the current generation of consoles will generally range between $8 million to $50 million per title, which is substantially higher than costs incurred to develop the previous generation titles, which have ranged from $4 million to $16 million. Because of the greater complexity of the technology and software involved, both the time and cost to develop games have generally increased for the current generation of consoles.

Our current game development, including all of our anticipated 2009 title releases, is primarily focused on the current generation home consoles. We expect that the next generation of home consoles will be developed and available for commercial use over the next three to five years. We also anticipate that the game engines, technologies and art resources used currently will continue to be useful through the remainder of the current generation console cycle.

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

We are required to submit games to the platform manufacturers (primarily Microsoft, Nintendo and Sony) for approval prior to publishing a game for their platforms. Additionally, prior to release, each product undergoes careful quality assurance testing which involves technical review of each component of the final product and testing on the applicable platforms.

We endeavor to comply with the rules established by a domestic ratings board voluntarily established by the video game industry and some foreign countries’ ratings boards, and we label our products with these ratings.

We incurred research and development expenses of $32.9 million in 2008 compared to $25.4 million in 2007 and $37.0 million in 2006. See also Note 4 to our consolidated financial statements for information about capitalized product development costs.

Marketing and Distribution

We market our video games under the Midway trademark. We market through our internal sales staff and through independent sales representatives, distributors and resellers, including:

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

Our principal customers are mass merchandisers such as Wal-Mart, Best Buy and Target and software specialty retailers such as GameStop. In 2008 and 2007, GameStop and Wal-Mart were our two largest customers. Sales to GameStop and Wal-Mart represented 14.8% and 11.9% of our total net revenues, respectively, in 2008 and 14.9% and 10.2%, respectively, in 2007. In 2008 and 2007, respectively, 43.4% and 41.1% of our net revenues were attributable to our five largest customers, and 57.0% and 53.7% of our net revenues were attributable to our ten largest customers.

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

Our office in London, England sells directly to retailers and distributors in the United Kingdom, and through distribution relationships in Europe, the Middle East, Australia and South Africa. Our French office adds to our European distribution capabilities and sells our products directly to retailers and distributors in France. France currently is the second largest console and PC market in Europe. Our office in Germany allows us to sell directly to retailers and distributors in many other European territories. Germany is the third largest console territory, and the largest PC territory, in the European marketplace. We continue to explore other methods by which we can improve our distribution efficiency and grow our business in Europe and other international markets.

The following table sets forth our North American and international net revenues for 2008, 2007 and 2006, respectively:

	Years Ended December 31,
	2008		2007		2006
	Net		Net		Net
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)

North America:
United States	$135,079	61.5%	$86,393	55.0%	$116,714	70.5%
Outside United States	8,654	4.0	10,307	6.5	7,398	4.5

Total North America	143,733	65.5	96,700	61.5	124,112	75.0
International	75,823	34.5	60,495	38.5	41,462	25.0

Total Net Revenues	$219,556	100.0%	$157,195	100.0%	$165,574	100.0%

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

We compete with Microsoft, Nintendo and Sony, who publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision Blizzard, Atari, Capcom, Electronic Arts, Konami, Namco, Sega, Take-Two Interactive Software, THQ, and Ubisoft, among others. We face additional competition from the entry of new companies into our market, including large diversified entertainment companies.

Our competitors with greater resources are able to spend more time and money on concept and focus testing, game development, product testing and marketing. We believe that we have comparable access to distribution channels in North America; however, in Europe the distribution networks are segmented, the barriers to entry are high and some of our competitors have better access to these markets. There is also intense competition for shelf space among video game developers and publishers, many of whom have greater brand name recognition, significantly more titles and greater leverage with retailers and distributors than we do. Regardless of our competitors’ financial resources or size, our success depends on our ability to successfully execute our competitive strategies.

We believe that a number of factors provide us with competitive opportunities in the industry, including the standardization of software development tools, the creation of libraries for storing and sharing artwork, and our ability to efficiently share developed assets across game development teams. We believe our product development team incentive structure allows us to attract and retain top quality talent and motivate our teams to efficiently develop successful games. In addition, we believe that our most popular franchise, Mortal Kombat, along with other successful titles such as Game Party and TNA iMPACT!, provide us with strong brand recognition and a competitive advantage in the marketing of our products.

The number of new video game releases for PCs in a given year is much higher than the number of new video game releases for home consoles and handheld platforms. Although the barriers to entry in the PC market are lower because there are no publishing agreements with, or royalties to be paid, to hardware manufacturers, our future development focus will be on home console and handheld platform titles. We will continue to publish titles for the PC within established franchises but will reduce our emphasis on the development of games exclusively for the PC.

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

Production is based upon estimated demand for each specific title. The level of inventory of finished goods depends upon anticipated market demand during the life of a specific game title. Most of our products are manufactured for us on an “as is” and “where is” basis, and delivery is at our expense and risk. Initial orders generally require from ten days to eight weeks to manufacture and ship depending on the platform. Reorders of disk-based products generally require ten to 24 days to manufacture and ship, while reorders of cartridge-based products require approximately five to seven weeks to manufacture and ship. Only Nintendo’s GBA and NDS use cartridges, while all home console, PSP and PC games are disk-based.

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

We often provide markdowns or other credits on varying terms to customers holding slow-moving inventory of our video games. We often grant discounts to, and sometimes accept product returns from, these customers. At the time of product shipment, we establish allowances, including allowances under our practices for price protection, returns and discounts, which estimate the potential for future returns and markdowns of products based on historical return rates, seasonality of sales, retailer inventories of our products and other factors. If product returns and price adjustments exceed our allowances, we will incur additional charges, which would have an adverse affect on our results of operations.

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

Intellectual Property Licenses.  While we develop original proprietary games, some of our games are licensed from third-party developers or based on trademarks and other rights and properties owned by third parties, such as DC Comics, TNA Entertainment and television and film production studios. License agreements generally extend for a term of two to three years, are terminable in the event of a material breach on our part, including failure to pay any amounts owing to the licensor in a timely manner, and other events. Some licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to leverage the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms.

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

We have hundreds of trademark registrations worldwide associated with our games, and we apply for trademark protection for all of our game titles, other than those licensed from third parties. These registrations are renewable, potentially indefinitely, as long as we continue to use the trademarks. Notwithstanding our patent, copyright and trademark protection, our competitors can effectively compete against us or bring infringement actions against unauthorized duplication or use of software products.

Each console or handheld game also includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of some of our titles are owned by third parties and licensed to us. We rely on these third parties for protection of our licensed intellectual property rights. Their failure to adequately protect these rights could have a material adverse effect on our business.

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

Seasonality

Our business is highly seasonal and we have generally experienced higher revenues in the quarter ended December 31 due to customer purchases before the year-end retail holiday selling season. We may also generate higher revenues in periods during which a major title release occurs. Significant working capital is required to finance high levels of inventories and accounts receivable during these periods.

Employees

As of February 28, 2009, we had approximately 540 full-time employees, approximately 350 of whom are members of our development staff and approximately 70 of whom are members of our sales and marketing staffs. We believe that our relations with our employees are satisfactory.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal corporate office is located at 2704 West Roscoe Street, Chicago, Illinois. Our design and development studios are located in San Diego, California; Seattle, Washington; Chicago, Illinois; and Newcastle, England. We principally conduct our marketing operations out of our offices in Chicago, Illinois; London, England; Paris, France; and Munich, Germany. We principally conduct our sales operations out of our offices in San Diego, California; London, England; Munich, Germany; and Paris, France. We use a third party warehouse and distribution facility, managed by Technicolor Home Entertainment Services, Inc., located in Livonia, Michigan. All of our properties are leased. See Note 16 to our consolidated financial statements for information regarding our lease commitments.

We believe that our facilities and equipment are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements.

Item 3.	Legal Proceedings.

We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings at December 31, 2008.

On February 12, 2009 (the “Petition Date”), Midway and its U.S.-based operating subsidiaries (“the Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (collectively, the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption “Midway Games Inc., et al., Debtors, Case No. 09-10465(KG).” Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not been involved in the Chapter 11 Cases or other similar proceedings elsewhere, and are not Debtors. As debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors. In addition, Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company’s business.

Beginning on June 1, 2007, two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway Games Inc. (“Midway”) and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone,

William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. The complaints allege that, between April 2005 and the present, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway. On December 13, 2007, the Court dismissed the Zucker v. Powell, et al. lawsuit as duplicative of the Rosenbaum Capital LLC v. Zucker, et al. lawsuit, which remains pending. On February 22, 2008, Rosenbaum Capital, LLC filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert Steele and Sumner Redstone as additional defendants. On May 22, 2008, all of the Defendants responded to the Amended Complaint with Motions to Dismiss. On July 16, 2008, the Plaintiffs filed a motion for an extension of time to respond to the directors’ Motion to Dismiss in order to take discovery. By agreed order, briefing on the Motions to Dismiss and all discovery was stayed pending resolution of the Plaintiffs’ motion. That motion was denied on October 20, 2008. On December 4, 2008, the Plaintiffs voluntarily dismissed the action, without prejudice.

Beginning on July 6, 2007, a number of putative securities class actions were filed against Midway, Steven M. Allison, James R. Boyle, Miguel Iribarren, Thomas E. Powell and David F. Zucker in the United States District Court, Northern District of Illinois. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 4, 2005 and May 24, 2006 (the “Class Period”). Plaintiffs allege that defendants made a series of misrepresentations and omissions about Midway’s financial well-being and prospects concerning its financial performance, including decisions regarding reductions in force, our need to seek additional capital, and decisions by Sumner Redstone and his related parties with respect to their ownership or trading of our common stock, that had the effect of artificially inflating the market price of the Company’s securities during the Class Period. Plaintiffs also claim that defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs seek to recover damages on behalf of all purchasers of our common stock during the Class Period. The actions have all been consolidated, and on October 16, 2007, the Court appointed lead plaintiffs and lead counsel. Lead plaintiffs filed a Consolidated Amended Complaint on December 17, 2007, making the same allegations and asserting the same claims. Midway and the individual defendants filed motions to dismiss the Consolidated Amended Complaint in its entirety on February 15, 2008. Plaintiffs’ filed a response to the motions on March 20, 2008 and the defendants filed replies on April 8, 2008. On February 20, 2009, Midway filed a suggestion of bankruptcy, informing the Court of Midway’s February 12, 2009 bankruptcy petition in the United States Bankruptcy Court for the District of Delaware. In response, Plaintiffs filed a notice on March 3, 2009 voluntarily dismissing Midway from the action, without prejudice. The Court dismissed Midway from the case on March 11, 2009, terminating the action as to Midway. The action remains pending against the remaining defendants.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter during the fourth quarter of 2008 to a vote of our stockholders, through the solicitation of proxies or otherwise.

Executive Officers.  Below is information about our executive officers. There is no family relationship between any of our directors or executive officers.

Name and Age	Position(s) with Midway

Matthew V. Booty(42)	President and Chief Executive Officer
Ryan G. O’Desky(33)	Chief Financial Officer, Senior Vice President — Finance, Treasurer and Principal Accounting Officer
Deborah K. Fulton(45)	Senior Vice President, Secretary and General Counsel
Miguel Iribarren(42)	Senior Vice President — Publishing
Martin Spiess(43)	Executive Vice President — International (Midway Games Limited)

Biographical Information

Matthew V. Booty has served as our President and Chief Executive Officer since October 2008. Prior to that, Mr. Booty served us as Interim President and Chief Executive Officer from March 2008 until October 2008 and as Senior Vice President — Worldwide Studios from June 2005 until October 2008. Prior to that, he served as our Senior Vice President — Product Development between June 2004 and June 2008 and between June 1999 and June 2004, he served our wholly-owned subsidiary, Midway Amusement Games, LLC in various capacities in its product development organization, ultimately being promoted to Vice President — Product Development in June 2002.

Ryan G. O’Desky has been our Chief Financial Officer, Senior Vice President — Finance and Treasurer since November 2008. Prior to that Mr. O’Desky served us as Interim Chief Financial Officer, Vice President — Finance, Controller and Treasurer from February 2008 until November 2008. He also served us as Vice President — Finance, Controller, and Assistant Treasurer from November 2007 until February 2008 and served as Chief Internal Auditor from May 2007 to November 2007. Prior to joining us, from June 2002 until May 2007, Mr. O’Desky served as a Senior Manager of Audit within the Audit and Enterprise Risk Services Division of Deloitte & Touche LLP, a professional services firm. From 1998 to 2002, Mr. O’Desky served as an experienced senior auditor within the Assurance & Business Advisory Department of Arthur Andersen LLP, a professional services firm.

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

Miguel Iribarren has served as our Senior Vice President — Publishing since April 2008. He served us as Vice President — Publishing from July 2005 until April 2008 and prior to that as Vice President, Corporate Communications and Strategic Planning from February 2002 to July 2005. Prior to joining Midway, Mr. Iribarren was a Vice President, Research for Wedbush Morgan Securities, an investment banking and brokerage firm. At Wedbush, where he was employed from May 2000 to February 2002, Mr. Iribarren was responsible for research on the interactive entertainment industry. From 1994 to May 2000, Mr. Iribarren was employed by the Atlantic Richfield Corporation, an oil and gas company, in various finance and planning positions, ultimately serving as Manager, Corporate Finance.

Martin Spiess has served as the Executive Vice President — International of our wholly-owned subsidiary, Midway Games Limited, since April 2008. Prior to that, Mr. Spiess served Midway Games Limited as its Managing Director-Europe from May 2005 to April 2008. Prior to joining us, from February 2003 to March 2005 he was Senior Vice President of European marketing at Atari, Inc., a video game publisher and distributor. In his role as Senior Vice President of European marketing at Atari, Mr. Spiess was responsible for developing and implementing pan-European marketing strategies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Until February 12, 2009, our common stock traded publicly on the NYSE under the symbol “MWY”. The following table shows the high and low closing sale prices of our common stock for the periods indicated as reported on the NYSE:

Calendar Period	High	Low

2007
First Quarter	$7.69	$5.93
Second Quarter	$7.52	$6.00
Third Quarter	$6.52	$4.25
Fourth Quarter	$4.37	$2.05
2008
First Quarter	$2.70	$1.75
Second Quarter	$2.90	$2.02
Third Quarter	$3.94	$2.14
Fourth Quarter	$2.18	$0.18
2009
First Quarter (through February 12, 2009)	$0.35	$0.16

On February 12, 2009, our common stock ceased trading on the NYSE and subsequently traded in the over-the-counter market under the symbol “MWYGQ.” The high and low closing sale prices of our common stock in the over-the-counter market during the period of February 12, 2009 and March 24, 2009 were $0.11 and $0.04 respectively. On March 24, 2009, there were approximately 735 holders of record of our common stock.

Dividends.  No cash dividends with respect to our common stock were declared or paid during 2008 or 2007. We plan to retain any earnings to fund the operation of our business. In addition, under the NAI Agreements, we are prohibited from paying cash dividends on our common stock. Although the terms of the 7.125% Notes do not prohibit our ability to declare or pay dividends on our common stock, the payment of dividends may result in an adjustment to the conversion rate of the 7.125% Notes.

Recent Sales of Unregistered Securities. None

Issuer Repurchases. None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  Based upon information contained in a Schedule 13D/A, dated December 1, 2008, filed with the SEC by Mr. Sumner Redstone, NAI and Sumco, Inc. and the exhibits thereto, on November 28, 2008, each of Mr. Sumner M. Redstone, NAI and Sumco, Inc. (collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Acquisition Holdings Subsidiary I LLC (the “Purchaser”), pursuant to which the Sellers sold to the Purchaser, and the Purchaser purchased from the Sellers, all of the shares of our common stock, $0.01 par value, beneficially owned by the Sellers immediately prior to such sale, representing, collectively, approximately 87.2% of our total issued and outstanding common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Midway continues to face significant challenges with respect to liquidity and capital resources. On February 12, 2009, the Registrant and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”). As of the time of the filing of the Chapter 11 Cases, we are entirely dependent on our existing cash and income from future sales. We have no continuing outside sources of financing and we are fully borrowed under our existing debt agreements.

Due to the potential resolution of material events and uncertainties from the Chapter 11 Cases, the reported financial information is likely not indicative of future operating results or of future financial condition. See Notes 2 and 3 to our consolidated financial statements for further details.

We have one operating segment, developing and publishing interactive entertainment software (video games). We sell video games for play on home consoles, handheld devices and PCs to mass merchandisers, video rental retailers, software specialty retailers, internet-based retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms and handheld devices, including Sony’s PlayStation 2 (“PS2”), PlayStation 3 (“PS3”) and PlayStation Portable (“PSP”); Microsoft’s Xbox and Xbox 360; Nintendo’s Wii, and the Nintendo DS (“NDS”); and also for personal computers (“PCs”). Most of our video games currently have suggested retail prices on the initial release date in North America ranging from $19.99 to $59.99 for home console games, $19.99 to $29.99 for handheld games and $19.99 to $49.99 for PC games. Most of our video games currently have suggested retail prices on the initial release date in international markets ranging from $30.00 to $80.00 for home console games, $30.00 to $50.00 for handheld games and $30.00 to $50.00 for PC games. We are currently developing games for all of the current generation home console platforms, including the PS3, the Xbox 360 and the Wii. Retail price ranges for our current generation video games on the initial release date are higher than those for our previous generation platform releases. Additionally, we earn license and royalty revenue from licensing the rights to some of our video games and intellectual property to third parties.

Increasing Costs to Develop Video Games

Video games take longer to develop and have become increasingly more expensive to produce as the platforms on which they are played continue to advance technologically, and consumers demand continual improvements in the overall game play experience. We believe our internal product development will be more cost efficient for development of video games for the current generation consoles as we will be able to share and reuse technologies as opposed to creating technologies and developed assets across our internal studios.

Handheld Market

In November 2004, Nintendo launched a dual-screened, portable game system, the NDS. Sony also entered the handheld market with the introduction of the PSP. The PSP was released in Japan in December 2004, in the United States in March 2005 and in Europe in September 2005. We released our first games for the PSP and NDS in the fourth quarter of 2005 and fourth quarter of 2006, respectively. We have devoted more resources toward the handheld market as it has continued to become a larger part of the video game industry in recent years. During 2008, we released two new titles for the NDS and during 2007, we released one title for the PSP and six titles for the NDS.

PC Market

In addition to Wheelman starring Vin Diesel, which was released in March 2009, This Is Vegas is expected to be released for the PC in 2009. In July 2008, we launched www.midwayarcade.com where end users can download versions of our arcade classics and touch screen favorites. More than 25 classic titles, such as Defender, Joust, Spy Hunter, and Mahki, are now available for download, starting at $5.00 for three games. In addition, Midway also launched a digital storefront at www.midway.com. The new site is intended for the North American market and features ten recent Midway releases, starting at $9.99 per game. Revenues decreased in 2008 as we released fewer games played on the PC compared to 2007. Additionally in 2007, we had successful releases of The Lord of the Rings Online: Shadows of Angmar, Stranglehold and Unreal Tournament 3 along with a number of additional titles for PCs.

Children’s Market

During 2005, we signed publishing agreements with Warner Bros. Interactive Entertainment, licensing several properties to develop video games based on both television programs and films in the children’s market. These agreements are multi-territory arrangements that include games for console, handheld and PC platforms. Video game sales for the children’s market had historically performed well, particularly on the older video game consoles and the handheld platforms, during a console transition period. We released the first title under these agreements, Ed, Edd n’ Eddy, in the fourth quarter of 2005. In 2006, we released three titles under these agreements: The Ant Bully, The Grim Adventures of Billy & Mandy and Happy Feet, and in 2007 we released one more title under these agreements for the children’s market: Foster’s Home for Imaginary Friends: Imagination Invaders. There were no new releases for the children’s market in 2008.

Strategic Alliances

During 2005, we announced a strategic relationship with MTV Networks to jointly market three video game titles and collaborate on soundtrack development for two of these titles. L.A. RUSH, released in the fourth quarter of 2005 on the PS2 and Xbox, was the first of the three titles to be released under the relationship. The second title under the MTV alliance, Wheelman, featuring the talents of Vin Diesel, was released in March 2009. This alliance with MTV is expected to help increase the overall marketing reach and exposure of our titles released under the agreement.

MTV is a subsidiary of Viacom Inc. Our largest stockholder until November 28, 2008, Sumner M. Redstone, served as Executive Chair of the board of directors of Viacom and is the Chair of the board of directors and Chief Executive Officer of National Amusements, Inc. (“NAI”). NAI is the parent company of Viacom. See Note 18 to the consolidated financial statements for further details on transactions with MTV and other entities controlled by Mr. Redstone.

Also during 2005, we announced a licensing agreement to release future video games based upon TNA Entertainment’s Total NonStop Action Wrestling, a professional wrestling alternative which airs weekly television programs and monthly pay-per-view specials. TNA iMPACT! was released in 2008.

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

Issuance of Convertible Senior Notes

In 2005 and 2006 we completed private placements of convertible senior notes to fund general corporate expenditures. The first issuance was $75 million of 6.0% convertible senior notes due 2025 (the “6.0% Notes”) resulting in net proceeds of approximately $72.3 million, and the second issuance consisted of $75 million of 7.125% convertible senior notes due 2026 (the “7.125% Notes,” and together, the “Notes”) resulting in net proceeds of approximately $72.7 million. The filing of the Chapter 11 Cases constituted an event of default under the Indentures for these notes and upon such event of default the aggregate principal amount of the Notes of $150 million, and any premium and accrued and unpaid interest, became immediately due and payable.

See Note 10 to the consolidated financial statements for details on the Notes.

Stock-based Compensation

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123, on January 1, 2006, which requires that compensation cost relating to share-based payment transactions, including grants of stock options to employees, be recognized in financial statements based on the fair value of the award on its grant date. We adopted the modified-prospective application method allowed under SFAS No. 123R which requires compensation cost to be recognized for all stock awards issued subsequent to adoption, as well as the unvested portion of awards outstanding on the date of adoption. Prior to January 1, 2006, we accounted for stock-based awards under the provisions of Accounting Principles Board Opinion No. 25 and disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amounts in a note to the consolidated financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure is no longer an alternative.

See Note 13 to the consolidated financial statements for details on stock-based compensation and the impact of SFAS No. 123R.

Majority Stockholder

On November 28, 2008, each of Mr. Sumner M. Redstone, NAI, of which Mr. Redstone is the Chairman, and Sumco, Inc., which is owned jointly by both NAI and Mr. Redstone (collectively, the “Sellers”) entered into a Stock Purchase Agreement with Acquisition Holdings Subsidiary I LLC (the “Purchaser”), pursuant to which the Sellers sold to the Purchaser, and the Purchaser purchased from the Sellers, all of the shares of common stock, $0.01 par value (the “Common Shares”) of the Company beneficially owned by the Sellers immediately prior to such sale, representing, collectively, approximately 87.2% of the total issued and outstanding Common Shares of Midway.

Concurrently with the execution of the Stock Purchase Agreement, NAI and the Purchaser entered into a Participation Agreement, pursuant to which NAI granted to the Purchaser, and the Purchaser acquired from NAI, (i) an undivided interest and participation in certain of the loans and advances made by NAI, whether before or after the date of the Participation Agreement, pursuant to the Loan and Security Agreement (as defined below) and the Unsecured Loan Agreement (as defined below) and (ii) all of NAI’s right, title and interest in, to and under the Loan and Security Agreement and the Unsecured Loan Agreement including guarantees, collateral, pledges, distributions, claims and causes of actions against the borrowers thereunder, all on the terms and conditions set forth in the Participation Agreement. The consideration paid by the Purchaser for the interests acquired under the Stock Purchase Agreement and the Participation Agreement was $100,000. NAI transferred its ownership of the Loan and Security Agreement and the Unsecured Loan Agreement to the Purchaser, who now acts as our lender under these agreements. See “Financial Resources and Liquidity — Financing Arrangements and Factoring Agreement” for definitions of the various loan agreements with NAI.

As the majority voting stockholder of Midway, the Purchaser has the power, if exercised, and subject to the Chapter 11 Cases, to change our business strategies and policies, select all of the members of our Board of Directors and control all other stockholder votes. Under the bankruptcy statutes, these powers are now shared with certain creditors and the Bankruptcy Court. If the Purchaser were to sell its shares, the purchaser or purchasers of those shares might change our business strategies

Also as noted above, on February 12, 2009, the Company and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code. The Company is operating as a debtor-in-possession.

Management and Business Developments

In January 2009, Peter C. Brown resigned from the Company’s Board of Directors (the “Board”) and the Board appointed Matthew V. Booty, the Company’s President and Chief Executive Officer, to serve as the Board’s Chairman.

In December 2008, Mr. Robert J. Steele resigned as a director of the Company, effective immediately.

In November 2008, Shari E. Redstone resigned from Midway’s Board of Directors. In November 2008, the Board appointed Mr. Peter C. Brown to serve as the Board’s Chairman. Mr. Brown has served on the Company’s Board since 2005.

In October 2008, Matthew V. Booty was appointed by the Board of Directors as President and Chief Executive Officer of Midway. Mr. Booty has served as Interim President and Chief Executive Officer of Midway since March 2008. Prior to being named President and Chief Executive Officer of Midway, Mr. Booty served as the Company’s Senior Vice-President — Worldwide Studios, a position he held since June 2005. Since June 2004, he served as

Senior Vice President — Product Development, and since June 1991, Mr. Booty has also served in various capacities with Midway Amusement Games, LLC (“MAG”), a wholly-owned subsidiary of the Company.

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

In March 2008, David F. Zucker ceased to be the President and Chief Executive Officer of Midway. Mr. Zucker remained an employee of Midway until April 2008. In accordance with Mr. Zucker’s employment agreement, he is entitled to receive an amount equal to two times his base salary in effect on the date of termination of employment, which is payable 25% on the date of termination and an additional 25% on each of 121 days, 242 days and 365 days thereafter. Mr. Zucker is also eligible to receive the pro-rata portion of his annual bonus earned in the year of his termination. During 2008, Mr. Zucker’s severance payment of $1,200,000 was recorded as administrative expense in the consolidated statements of operations and accrued compensation and related benefits on the consolidated balance sheet.

In accordance with Mr. Zucker’s stock option agreement, his outstanding vested stock options were to be cancelled three months following his April 2008 termination if not exercised. As of December 31, 2008, all of Mr. Zucker’s stock options that were unexercised were cancelled. In addition, Mr. Zucker forfeited 80,000 unvested performance-based restricted shares granted under the 2005 Long Term Incentive Plan as a result of his termination.

In September 2008, Midway attained mutually beneficial terms with certain licensing partners resulting in the cancellation of future versions of related game properties and the future development costs associated with these games. The resolution of these licenses resulted in additional accelerated royalty and marketing expenses of $10,577,000 during 2008. These charges were primarily recorded as royalties and product development within cost of sales in the consolidated statements of operations and in accrued royalties on the consolidated balance sheet.

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

Revenue recognition

We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed or determinable and collectibility of the customer receivable is probable. Generally, these conditions are met upon delivery of the product to the customer. We do not provide any significant customization of software or postcontract customer support. Additionally, all online features are considered incidental to our overall product offering. As a result, we currently do not defer any revenue related to products containing online features.

If consumer demand for a product falls below expectations, we often grant price protection to spur further sales and sometimes accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts.

Price protection, returns and discounts

We grant price protection or discounts to, and sometimes allow product returns from, our customers under certain conditions. Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date. Price protection refers to credits relating to retail price markdowns on our products previously sold by us to customers. We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue. Several factors are used in developing these estimates, including: (a) prior experience with price protection, returns and discounts; (b) historical and expected sell-through rates for particular games; (c) historical and expected rates of requests for such credits; (d) specific identification of problem accounts; (e) existing field inventories; (f) shipments by geography as price protection, returns and discounts experience differs by geography; (g) terms of sale; (h) sales rates or trends for similar products; (i) consideration of price points that would encourage future sell-through at the retail level and corresponding price protection credits that would be granted to appropriate customers; (j) the net price paid by our customers for products on which previous price protection has been granted, and (k) other relevant factors. Sell-through refers to consumer purchases of our products at retail from our customers. Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to the introduction of new platforms, or competing products. Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required. This may impact the amount and timing of our revenue for any period. For example, if customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we will incur additional charges.

During 2008, 2007 and 2006, we recorded provisions for price protection, returns and discounts of $51,987,000, $45,989,000 and $33,900,000, respectively. Such amounts are reflected as a reduction of revenues. Our accounts receivable balance is reported net of an allowance for estimated future price protection and discounts to be issued and estimated future product returns to be accepted from sales made prior to the balance sheet date. At December 31, 2008, and 2007, our allowances for price protection, returns and discounts were $23,817,000 and $32,160,000, respectively. The decrease in the allowance in 2008 was primarily due to the greater success of games released in the fourth quarter of 2008, primarily Mortal Kombat vs. DC Universe, than in the fourth quarter of 2007. We believe these allowances are adequate based on historical experience and our current estimate of future price protection, returns and discounts.

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

During 2008, 2007 and 2006, we recorded provisions for doubtful accounts of $4,585,000, $320,000 and $241,000, respectively. Our accounts receivable balance is reported net of an allowance for doubtful accounts from sales made prior to the balance sheet date. At December 31, 2008, and 2007, our allowances for doubtful accounts were $4,626,000 and $350,000, respectively. We believe this allowance is adequate based on historical experience and our current estimate of doubtful accounts. Increases in both the provision and allowance for doubtful accounts in 2008 were primarily due to the financial difficulties of three separate customers, which caused us to reserve all receivables from those customers as of December 31, 2008.

Capitalized product development costs

Our capitalized product development costs consist of software development costs for video games that will be sold. We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability to us of such technology.

After a product is released for sale, the capitalized product development costs are amortized to expense based on the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game. This expense is recorded as a component of cost of sales. This typically results in an amortization period of less than one year. In accordance with SFAS No. 86, included in the amortization amounts are writedowns of capitalized costs associated with video games for which the estimated future net realizable value of products were less than their corresponding capitalized product development costs. If a revised game sales forecast is less than management’s current game sales forecast, or if actual game sales are less than management’s forecast, it is possible we could accelerate the amortization of software development costs previously capitalized. In this event, subsequent amortization of capitalized product development costs for a game is based on the ratio of current period sales to the previous period’s projected future revenue.

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

During 2008, 2007 and 2006, we recorded capitalized product development cost impairment charges in cost of sales and, where appropriate, restructuring and other charges of $35,946,000, $11,136,000 and $1,696,000, respectively. Our total capitalized product development costs balances at December 31, 2008 and 2007 were $37,022,000 and $54,199,000, respectively. We believe our capitalized product development costs balance at December 31, 2008 is recoverable from future revenue activity.

Goodwill

Goodwill represents the excess purchase price over the fair market value of net identifiable assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not recognize amortization expense on goodwill. Instead, SFAS No. 142 requires that goodwill be subject to at least an annual assessment of impairment by applying a fair value-based test. We also evaluate whether any event has occurred which might indicate that the carrying value of goodwill is impaired. We use October 1 as the date of our annual review of impairment of goodwill and use market capitalization as an initial indicator of fair value. We completed our annual impairment test on October 1, 2008 and found no impairment of goodwill.

The carrying amount of goodwill at December 31, 2008 and 2007 was $40,822,000 and $41,307,000, respectively. Future goodwill impairment tests may result in a material charge to earnings if, for example, our enterprise fair value falls below our net book value.

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

Because of our losses in recent years, through 2006 we recorded valuation allowances against our net deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets relating to our foreign operations. Thus, we released the valuation allowance recorded against all of the deferred tax assets of our foreign entities except Australia. At December 31, 2008 and 2007, we had valuation allowances of $245,044,000 and $193,329,000, respectively. Stockholder ownership change(s), as defined under Section 382 of the Internal Revenue Code of 1986, as amended, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. See Note 9 to the consolidated financial statements for more information.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123R, using the modified-prospective transition method. Under this method, stock-based compensation expense was recognized in the 2008, 2007 and 2006 consolidated financial statements for all stock option awards granted during 2008, 2007 and 2006, and also for stock option awards that were both outstanding and not fully vested at January 1, 2008, January 1, 2007 and January 1, 2006, respectively. Compensation expense recognized in our 2008, 2007 and 2006 consolidated financial statements includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the current period for options granted prior to, but not vested as of, January 1, 2008, January 1, 2007 and January 1, 2006, respectively, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Results for prior periods have not been restated in accordance with the provisions of the modified-prospective transition method. Recognition of compensation expense related to our restricted stock outstanding did not change upon the adoption of SFAS No. 123R. See Note 13 for details on our stock-based awards and stock-based compensation.

SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows (previously allowed), on a prospective basis. Stock option activity did not result in a tax benefit during the years ended December 31, 2008 and 2007, due to our current tax loss position.

Upon adoption of SFAS 123R, the Company elected to value share-based payment transactions using a Black-Scholes valuation model. This model requires assumptions regarding a number of complex and subjective variables. The variables include the Company’s expected stock price volatility over the term of the awards, expected forfeitures, time of exercise, risk-free interest rate and expected dividends. Different assumptions could create different results.

The Company used the assumptions shown in the table below in valuing stock options granted in 2008, 2007 and 2006:

	2008	2007	2006

Expected life	5.0 Years	5.0 Years	5.0 Years
Expected volatility	0.60	0.58	0.70
Dividend yield	0%	0%	0%
Risk-free interest rate	3.17%	4.06%	4.54%
Estimated annual forfeiture rate	16%	15%	15%

Under the provisions of SFAS 123R, stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are expected to ultimately vest. The estimated forfeiture rates used by the Company are based primarily on historical experience.

Results of Operations

The following table sets forth our operating results in dollars and expressed as a percentage of net revenues for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008		2007		2006
	(Dollars in thousands)

Net revenues	$219,556	100.0%	$157,195	100.0%	$165,574	100.0%
Cost of sales:
Product costs and distribution	87,400	39.8	56,413	35.9	67,331	40.7
Royalties and product development	118,114	53.8	90,400	57.5	68,883	41.6

Total cost of sales	205,514	93.6	146,813	93.4	136,214	82.3

Gross profit	14,042	6.4	10,382	6.6	29,360	17.7
Research and development expense	32,900	15.0	25,373	16.1	37,022	22.4
Selling and marketing expense	52,297	23.8	42,960	27.3	43,150	26.1
Administrative expense	28,032	12.8	21,226	13.5	21,297	12.8
Restructuring and other charges (benefits)	14,299	6.5	(783)	(0.5)	(130)	(0.1)

Operating loss	(113,486)	(51.7)	(78,394)	(49.8)	(71,979)	(43.5)
Interest income	426	0.2	2,313	1.5	4,384	2.7
Interest expense	(70,878)	(32.3)	(27,165)	(17.3)	(11,241)	(6.8)
Other income (expense), net	(5,329)	(2.4)	2,902	1.8	2,699	1.6

Loss before income taxes	(189,267)	(86.2)	(100,344)	(63.8)	(76,137)	(46.0)
Provision (benefit) for income taxes	1,707	0.8	(752)	(0.5)	1,646	1.0

Net loss	$(190,974)	(87.0)%	$(99,592)	(63.3)%	$(77,783)	(47.0)%

We seek to develop video games that are engaging and entertaining and then market these games to a broad audience in order to attract a loyal fan base. We hope to create titles that will sell at least one million copies worldwide. Since 2002, we released the following titles that have exceeded one million units in sales:

Video Game Title	Year Released

Mortal Kombat vs. DC Universe	2008
TNA iMPACT!	2008
Unreal Tournament 3	2008
Game Party	2007
Stranglehold	2007
Rampage: Total Destruction	2007
Happy Feet	2006
Mortal Kombat: Armageddon	2006
Blitz: The League	2005
Mortal Kombat: Shaolin Monks	2005
Mortal Kombat: Deception	2004
NBA Ballers	2004
Midway Arcade Treasures	2003
Mortal Kombat: Deadly Alliance	2002

2008 Compared with 2007

The following table provides a comparison of operating results from year-to-year (dollars in thousands):

		Years Ended December 31,
	See		% of Net		% of Net	Increase/
	Explanation	2008	Revenues	2007	Revenues	(Decrease)	% Change

Consolidated net revenues	A	$219,556	100.0%	$157,195	100.0%	$62,361	39.7%
North American net revenues	B	143,733	65.5%	96,700	61.5%	47,033	48.6%
International net revenues	C	75,823	34.5%	60,495	38.5%	15,328	25.3%
Cost of sales:
Product costs and distribution	D	87,400	39.8%	56,413	35.9%	30,987	54.9%
Royalties and product development	E	118,114	53.8%	90,400	57.5%	27,714	30.7%
Research and development expense	F	32,900	15.0%	25,373	16.1%	7,527	29.7%
Selling and marketing expense	G	52,297	23.8%	42,960	27.3%	9,337	21.7%
Administrative expense	H	28,032	12.8%	21,226	13.5%	6,806	32.1%
Restructuring and other charges (benefits)	I	14,299	6.5%	(783)	(0.5)%	15,082	1926.2%
Interest income	J	426	0.2%	2,313	1.5%	(1,887)	(81.6)%
Interest expense	K	(70,878)	(32.3)%	(27,165)	(17.3)%	43,713	160.9%
Other income (expense), net	L	(5,329)	(2.4)%	2,902	1.8%	(8,231)	(283.6)%
Provision (benefit) for income taxes	M	1,707	0.8%	(752)	(0.5)%	2,459	327.0%

A.	Consolidated Net Revenues

The following table sets forth our total consolidated net revenues by platform for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2008		2007

Sony PlayStation 3	$60,783	27.7%	$26,811	17.1%
Microsoft Xbox 360	65,721	29.9	45,555	29.0
Nintendo Wii	52,323	23.8	15,762	10.0
Sony PlayStation 2	12,642	5.8	12,843	8.2
Microsoft Xbox	(18)	—	834	0.5
Nintendo GameCube	(11)	—	875	0.6
Sony PlayStation Portable	2,614	1.2	3,769	2.4
Nintendo DS	15,816	7.2	13,138	8.4
Nintendo Game Boy Advance	30	—	1,680	1.1
Personal Computer	2,799	1.3	30,961	19.7
Royalties and other	6,857	3.1	4,967	3.0

Total Consolidated Net Revenues	$219,556	100.0%	$157,195	100.0%

The increase in net revenues was primarily attributable to a 42.7% increase in unit sales volume, partially offset by a 1.2% decrease in our per-unit net selling price. The increase in our unit sales volume was largely due to the release of Mortal Kombat vs. DC Universe in both North America and internationally and was partially offset by decreased game sales for the personal computer. Personal computer sales in 2007 were elevated by popular releases of Unreal Tournament 3 and The Lord of the Rings Online: Shadows of Angmar. The decrease in our per-unit net selling price in 2008 was due to the increase in casual game sales which have a lower average initial selling price than our other major title releases. See Item 1 of this Report on Form 10-K for a listing of video game titles that we released for sale by platform and territory.

Partially offsetting the increase in net revenues was an increase in revenue provisions of $6,181,000 during 2008. The increase is primarily due to higher price protection for our 2008 releases of TNA iMPACT!, Unreal Tournament 3 (for the Xbox 360), Mortal Kombat vs. DC Universe, and NBA Ballers: Chosen One. Price protection increases were driven by lower sell-through rates for the 2008 releases than the rates for the 2007 releases of Stranglehold, Unreal Tournament 3 (for the PS3 and PC), Blacksite: Area 51, and The Lord of the Rings: Shadows of Angmar. The decline in market demand for sports games during 2008 negatively impacted sales of these types of games in 2008.

B.	North American Net Revenues

In North America, we released 11 new video games in 2008 compared to 21 new video games in 2007. Our top three selling titles in North America for 2008, representing $84,013,000 of current period net revenues, included Mortal Kombat vs. DC Universe, Game Party, and TNA iMPACT!. Our top three selling titles in North America for 2007, representing $49,618,000 of current period net revenues, included Stranglehold, Unreal Tournament 3, and Blacksite: Area 51. North American net revenues also included royalties and other revenues for the twelve months ended December 31, 2008 and 2007.

C.	International Net Revenues

Internationally, we released 15 new video games in 2008 compared to 17 video games in 2007. Our top three selling titles internationally for 2008, representing $36,984,000 of current period net revenues, included Mortal Kombat vs. DC Universe, Game Party, and Unreal Tournament 3 (for the Xbox 360 and PS3). Our top three selling titles internationally for 2007, representing $35,816,000 of current period net revenues, included Stranglehold, Unreal Tournament 3, and Blacksite: Area 51.

D.	and E. Cost of Sales

Product Costs and Distribution

Product costs and distribution increased primarily as a result of a 42.7% increase in unit sales volume and also an 8.6% increase in our per-unit disk costs and distribution costs. The increase in our unit sales volume and costs was largely due to the release of Mortal Kombat vs. DC Universe in both North America and internationally. The disk costs include royalties payable to the platform manufacturers.

Royalties and Product Development

The increase in royalties and product development costs was primarily attributable to greater writedowns of capitalized product development costs in 2008 compared to 2007. We recorded $25,704,000 of total writedowns for certain future and current releases in 2008 compared to total writedowns of $11,136,000 in 2007. These charges were recorded because our revised forecasts for each release indicated that the unamortized capitalized costs exceeded the estimated future net realizable value of the assets. Our forecasts were primarily impacted by estimated changes in market demand for these games. Royalty expense incurred on our video games sold increased $23,519,000 from $23,356,000 in 2007 to $46,875,000 in 2008. In September 2008, we reached terms with certain licensing partners resulting in the cancellation of future versions of related game properties and the future development costs associated with these games. These cancellations resulted in additional royalty expense of $10,314,000. The remaining increase is due to royalty fees incurred for Mortal Kombat vs. DC Universe and third party development fees for Game Party and Unreal Tournament 3.

Amortization and writedowns of capitalized product development costs were as follows:

	Years Ended December 31,
Description	2008	2007

Amortization of capitalized product development costs	$43,710,000	$55,092,000
Writedowns related to future releases	16,259,000	8,732,000
Writedowns related to current releases	9,445,000	2,404,000

Total	$69,414,000	$66,228,000

F.	Research and Development Expense

Research and development expense represents product development overhead and software development costs incurred prior to a product reaching technological feasibility, after which such costs are capitalized until that product is released for sale. Research and development costs were as follows:

	Years Ended December 31,
Description	2008	2007

Gross research and development costs	$95,379,000	$104,187,000
Research and development costs capitalized	(62,479,000)	(78,814,000)

Research and development expense	$32,900,000	$25,373,000

The decrease in capitalized research and development costs is primarily due to fewer titles reaching technological feasibility in 2008 and a major game cancellation. Gross research and development costs decreased primarily due to a $7,954,000 reduction in milestone payments in 2008.

G.	Selling and Marketing Expense

Selling and marketing expense includes direct costs of advertising and promoting our games as well as personnel-related costs incurred in operating our sales and marketing departments. Selling and marketing expense increased $9,337,000 from $42,960,000 in 2007 to $52,297,000 in 2008 due to TV and other advertising that primarily supported the major releases in 2008 of Mortal Kombat vs. DC Universe and TNA iMPACT!.

H.	Administrative Expense

Administrative expense increased $6,806,000 from $21,226,000 in 2007 to $28,032,000 in 2008. Significant changes included a $4,485,000 increase in bad debt expense, primarily due to financial difficulties at three of our major customers, a $2,934,000 increase in legal expenses, primarily related to increased litigation and costs incurred to assess financing options, and a $1,200,000 increase in severance incurred for the prior Chief Executive Officer. Partially offsetting these increases was a $977,000 decrease in stock compensation expense.

I.	Restructuring and Other Charges (Benefits)

In August 2008, we cancelled a specific game which resulted in a workforce reduction in our Austin, Texas facility. The majority of the headcount reduction of 86 employees occurred in August 2008. The cancelled game resulted in total charges, including impairment and writedown of related software development costs, severance pay, accrued vacation pay and licensing and other charges, totaling approximately $11.7 million during the third quarter of 2008. Approximately $10.2 million of the total charges were non-cash in nature.

In December 2008, we announced a reduction in force affecting approximately 180 full-time employees, or 25% of our workforce. The employee terminations affected substantially all of our functional groups, including all remaining employees at our Austin, Texas, studio and substantial reductions in force in our Chicago, Illinois, and San Diego, California, locations. Also, we suspended several of our non-core prototype games in development.

The cancelled game resulted in an impairment and writedown of $10,242,000 of related software development costs. There are no expected future cash expenditures related to such impairment charge; however, the strategic workforce reductions implemented in 2008 created additional current cash expenditures related to severance costs totaling $3,034,000 that were recorded in 2008. Additionally, $825,000 of accrued vacation and $276,000 of licensing and other charges were recorded during 2008.

In 2005 we incurred restructuring costs to close our Adelaide, Australia facility, and the benefits in 2008 and 2007 represent net adjustments from estimated costs incurred related to the 2005 restructuring plan. For further details see Note 15 to the consolidated financial statements. Restructuring and other charges (benefits) incurred were as follows:

	Years Ended December 31,
Description	2008	2007

Game cancellation — reversal of research and development costs capitalized	$10,242,000	$—
Expense reduction programs and severance	4,135,000	—
Reversals of previously accrued charges, net	(78,000)	(783,000)

Total	$14,299,000	$(783,000)

J.	Interest Income

The decrease in interest income from 2007 to 2008 was primarily attributable to lower average cash balances.

K.	Interest Expense

The increase in interest expense from 2007 to 2008 was related to the 6.0% Notes and the 7.125% Notes which are discussed in “Overview — Issuance of Convertible Senior Notes” above and Note 10 to the consolidated financial statements. The increase in interest expense was primarily due to the amortization of discounts associated with beneficial conversion features of the 6.0% and 7.125% Notes ($39,532,000 of the increase). Additionally, due to the change in ownership of the Company and acceleration of redemption features, the period of amortization was shortened to reflect the new redemption date. See Note 10 to the consolidated financial statements for an explanation of the accounting for these discounts and the subsequent amortization. Also included in interest expense is amortization of deferred financing costs incurred in issuing the Notes, which totaled $1,974,000 and $1,304,000 in 2008 and 2007, respectively.

We also have term loans totaling $88,931,000 and $19,167,000 at December 31, 2008 and 2007, respectively. On June 29, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Amended LSA”) with Wells Fargo Foothill, Inc. (“WFF”). On February 29, 2008, the Company terminated the Amended LSA and entered into the Loan and Security Agreement, the Unsecured Loan Agreement and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Unsecured Loan Agreement,” together with the Loan and Security Agreement and the Unsecured Loan Agreement, the “NAI Agreements”). See Note 8 to the consolidated financial statements for details on our Amended LSA and the NAI Agreements.

L.	Other Income, net

Other income, net primarily includes $5,148,000 and $2,751,000 of foreign currency transaction losses and gains, respectively, during 2008 and 2007.

M.	Provision for Income Taxes

For the years ended December 31, 2008 and 2007, we recorded a provision for income taxes of $1,707,000 and an income tax benefit of $752,000, respectively. The change is primarily due to the 2007 release of foreign valuation allowances. Because of our losses in recent years, through 2006 we recorded valuation allowances against our net deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets relating to our foreign operations. Thus, we released the valuation allowances recorded against all of the deferred tax assets of our foreign entities except Australia. The release of the valuation allowances resulted in a 2007 income tax benefit of $2,842,000. Partially offsetting the tax benefit in 2007 was income tax expense of $1,313,000 relating to an increase in the difference between book and tax basis of goodwill and $777,000 of current income tax expense in foreign jurisdictions.

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

The decrease in net revenues was primarily attributable to a 23.9% decrease in unit sales volume, partially offset by a 24.8% increase in our per-unit net selling price. The decrease in our unit sales volume was largely due to split release shipments of Xbox 360 and PlayStation 3 titles in both North America and internationally. The increase in our per-unit net selling price was due to the current generation releases of Stranglehold, Blacksite: Area 51, and Unreal Tournament 3. These titles had a higher average initial selling price than our previous generation title releases in 2006. See Item 1 of this report on Form 10-K for a listing of video game titles that we released for sale by platform and territory.

Adding to the decrease in net revenues was an increase in revenue provisions of $11,691,000 during 2007. The increase is primarily due to higher price protection for our 2007 releases of Stranglehold, Unreal Tournament 3 (for the PS3 and PC), Blacksite: Area 51, and The Lord of the Rings: Shadows of Angmar. Price protection increases were driven by lower sell-through rates for the 2007 releases than the rates for the 2006 releases of Happy Feet, The Ant Bully, Rise and Fall: Civilizations at War, and Mortal Kombat: Armageddon (for PS2 and Xbox).

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

The increase in international net revenues is due in part to the opening of a new sales center in France. Internationally, we released 17 new video games in 2007 compared to 23 video games in 2006. Our top three selling titles internationally for 2007, representing $35,816,000 of current period net revenues, included the current year releases of Stranglehold, Unreal Tournament 3, and Blacksite: Area 51. Our top three selling titles internationally for 2006, representing $23,024,000 of net revenues, included Happy Feet, Rise & Fall: Civilizations at War and Mortal Kombat: Armageddon.

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

The increase in capitalized research and development costs is primarily due to more titles reaching technological feasibility in 2007 and increased production costs demanded by our next-generation titles. In 2007, we capitalized $73,563,000 in product development costs for 14 current generation titles, while in 2006, we capitalized $33,642,000 in product development costs for seven current generation titles. We recorded $11,136,000 of total writedowns for certain future and current releases in 2007 compared to total writedowns of $1,696,000 in 2006. These charges were recorded because our revised forecasts for each release indicated that the unamortized capitalized costs exceeded the estimated future net realizable value of the assets. Our forecasts were primarily impacted by estimated changes in market demand for these games.

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

The increase in interest expense was due primarily to interest expense incurred on the issuance of our 6.0% Notes completed in September 2005 and the 7.125% Notes completed in May 2006 which are discussed in “Overview — Issuance of Convertible Senior Notes” above and Note 8 to the consolidated financial statements. In addition, the increase in interest expense was primarily due to the amortization of discounts associated with beneficial conversion features of the 6.0% and 7.125% Notes ($13,148,000 of the increase) and coupon interest on the 7.125% Notes ($2,212,000 of the increase). The 7.125% Notes were outstanding for the entire twelve months during 2007, compared to seven months during 2006. See Note 10 to the consolidated financial statements for an explanation of the accounting for these discounts and the subsequent amortization. Included in interest expense is amortization of deferred financing costs incurred in issuing the Notes, which totaled $1,304,000 and $1,065,000 in 2007 and 2006, respectively.

We also have term loans totaling $19,167,000 and $6,944,000 at December 31, 2007 and 2006, respectively. On June 29, 2007, we entered into the Amended LSA with WFF which replaced our existing loan and security agreement with WFF. See Note 8 to the consolidated financial statements for details on our Amended LSA. In June 2007, the Amended LSA provided us with $14,722,000 of cash proceeds as our term loan was increased from a remaining principal balance of $5,278,000 to $20,000,000. The additional principal balance caused interest expense on the term loan to increase $427,000 from 2006 to 2007.

L.	Other Income, net

Other income, net primarily includes $2,751,000 and $2,670,000 of foreign currency transaction gains during 2007 and 2006, respectively.

M.	Provision for Income Taxes

For the years ended December 31, 2007 and 2006, we recorded an income tax benefit of $752,000 and a provision for income taxes of $1,646,000, respectively. The change is primarily due to the 2007 release of foreign valuation allowances. Because of our history of losses in recent years, through 2006 we recorded valuation allowances against our net deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets relating to our foreign operations. Thus, we released the valuation allowances recorded against all of the deferred tax assets of our foreign entities except Australia. The release of the valuation allowances resulted in a current year income tax benefit of $2,842,000. Partially offsetting the tax benefit in 2007 was income tax expense of $1,313,000 relating to an increase in the difference between book and tax basis of goodwill and $777,000 of current income tax expense in foreign jurisdictions.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement were adopted for our year beginning January 1, 2008 and the initial application did not have a material effect on the values reported by the Company.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 does not change the fair value measurement principles in SFAS No. 157, but rather provides guidance of the application of those measurement principles in the extreme inactive markets that currently exist.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 intends to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigates volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. On January 1, 2008, the Company adopted SFAS No. 159 and elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on the Company.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS No. 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS No. 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In April 2008, the FASB issued FSP SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7 (“FSP SOP 90-7-1”). FSP SOP 90-7-1 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption. The Company will assess the impact of the application of this standard when and if fresh start accounting is required upon resolution of its bankruptcy issues.

Liquidity and Capital Resources

Overview

Midway continues to face significant challenges with respect to liquidity and capital resources, particularly in view of the Chapter 11 Cases filed on February 12, 2009. Due to the uncertainties from the Chapter 11 Cases and the current state of the financing and credit markets, our discussion of liquidity and capital resources for 2008 and 2007 is likely not indicative of future financing activities or of our future financial condition. See also Notes 2 and 3 to our consolidated financial statements for further details.

Delays in the release dates to 2009 from 2008 of two of our new video games led to a negative impact on our 2008 revenues and our current working capital. Any further delays in game releases will cause additional constraints on liquidity and would require us to take additional steps to manage our working capital. At this time, under Bankruptcy protection, the Company believes that current cash and cash equivalents and our operations will provide adequate resources through the second quarter of 2009. The Company does not have any available funds from third parties. The Company continues to use the amounts borrowed under the NAI Agreements pursuant to a cash collateral order entered in the Bankruptcy Court.

The Company continues to assess strategic and financing opportunities, including a possible restructuring of its debt obligations, raising of additional debt, or selling the Company or portions of the Company. Any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to approval of our business plan by the Bankruptcy Court.

Operating Activities

Our principal source of operating cash is from the distribution and sale of our video games. Our principal uses of cash are for payments associated with both internal and third-party developers of our software, manufacturers of our video game inventory, royalties to video game platform manufacturers and intellectual property owners, costs incurred to sell and market our video games, and administrative expenses. As of December 31, 2008, our primary source of liquidity was $23,021,000 of cash and cash equivalents, compared to $27,524,000 at December 31, 2007, and $73,422,000 at December 31, 2006. Our working capital (deficit) at December 31, 2008, totaled ($202,387,000), compared to $69,117,000 at December 31, 2007, and $129,750,000 at December 31, 2006. The working capital (deficit) in 2008 is primarily due to the classification of all debt as short-term, resulting from the change in control, as discussed in the “Majority Stockholder” section above.

For the years ended December 31, 2008, 2007 and 2006, net cash used in operating activities was $73,504,000, $51,903,000 and $92,902,000, respectively. The increase in net cash used in 2008 was driven primarily by the increased operating loss, as increases in net revenues were more than offset by higher operating expenses, and a greater increase in receivables in 2008 than in 2007 as holiday sales volumes were higher in 2008. In the fourth quarter of 2008, the Factoring Agreement (as defined in “Financing Arrangements and Factoring Agreement” below) allowed us to realize cash on an expedited basis, reducing the increase in cash used in 2008. The decrease in net cash used in 2007 was primarily due to a decrease in receivables, as holiday sales volumes were lower in 2007 than in 2006, and an increase in accounts payable, accrued liabilities and deferred revenue due to the favorable timing of payments in 2007 compared to 2006.

Investing Activities

Net cash provided by (used in) investing activities totaled $1,703,000, ($5,696,000) and ($8,676,000) in 2008, 2007 and 2006, respectively. Cash provided in 2008 was primarily impacted by the sale and leaseback of three of our properties, for which we received cash totaling $5,100,000. Net cash provided by and used by investing activities in 2008 and 2007, respectively, was also favorably impacted by decreases in cash used for capital expenditures in both years. The decreases in capital expenditures were primarily due to declining amounts of current generation software development tools purchased in 2008 and 2007, as the current generation console platforms were new to the marketplace in 2006. Restricted cash represents the amount of cash and cash equivalents required to be maintained by Midway under letters of credit to comply with the requirements of two office space lease agreements.

Financing Activities

Net cash provided by financing activities was $69,308,000, $11,054,000 and $75,342,000 during 2008, 2007 and 2006, respectively. The increase in net cash provided during 2008 compared to 2007 is primarily due to increased borrowings under the NAI Agreements in 2008 compared to borrowings under the WFF facility in 2007. The decrease in net cash provided in 2007 compared to 2006 is primarily due to the issuance of the 7.125% Notes in 2006, which provided cash of $75,000,000.

Financing Arrangements and Factoring Agreement

In June 2007, we entered into the Amended LSA with WFF which replaced our existing loan and security agreement with WFF. The Amended LSA provided for a credit facility initially of up to $30,000,000 under which we had a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The term loan under the Amended LSA increased from a remaining principal balance of $5,278,000 to $20,000,000, and as a result we received $14,722,000 of cash proceeds in June 2007.

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

On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (“Borrowers”), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (“U.S. Credit Parties”) terminated the Amended and Restated Loan and Security Agreement by and among the

Borrowers, U.S. Credit Parties, the Lenders that are signatories thereto and WFF (as the Arranger and Administrative Agent, and UK Security Trustee) and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and NAI (the “Loan and Security Agreement”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Loan Agreement”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Unsecured Loan Agreement,” together with the Loan and Security Agreement and the Unsecured Loan Agreement, the “NAI Agreements”). The NAI Agreements provide for up to $90,000,000 in total availability. The Loan and Security Agreement provides up to $30,000,000, under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Loan Agreement provides for a $40,000,000 revolving line of credit and the Subordinated Unsecured Loan Agreement provides for up to a $20,000,000 revolving line of credit. At December 31, 2008, borrowings outstanding on the Loan and Security Agreement term loan and revolving line of credit totaled $20,000,000 and $8,952,000, respectively. Outstanding letters of credit totaled $1,048,000 at December 31, 2008, which reduce the available borrowings under the Loan and Security Agreement. Borrowings outstanding under the Unsecured Loan Agreement revolving line of credit totaled $40,000,000, and borrowings outstanding under the Subordinated Unsecured Loan Agreement revolving line of credit totaled $19,979,000. At December 31, 2008, we had $21,000 in available borrowings under the Subordinated Unsecured Loan Agreement. The Company may elect to increase the then outstanding principal amount of the borrowings by the amount of all accrued and unpaid interest rather than paying the interest currently (paid in kind interest) under the Subordinated Unsecured Loan Agreement.

The Loan and Security Agreement has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Loan and Security Agreement bears interest at our election of either prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum, as provided by Bank of America. At December 31, 2008, the interest rate on the Loan and Security Agreement was 5.93%, which represents the three month LIBOR rate plus 3.75%.

The Unsecured Loan Agreement has a 13 month term which was scheduled to end on March 31, 2009, and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. At December 31, 2008, the Company had $40,000,000 drawn on four borrowings under the Unsecured Loan Agreement. The interest rates on the Unsecured Loan Agreement ranged from 7.10% to 7.19%, which represents the three month LIBOR rate plus 5.0%. Interest under the Unsecured Loan Agreement is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000.

The Subordinated Unsecured Loan Agreement has a 27 month term which ends on May 31, 2010, and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. At December 31, 2008, the Company had three borrowings under the Subordinated Unsecured Loan Agreement. The interest rates on the borrowings ranged from 9.47% to 10.19%. Interest under the Subordinated Unsecured Loan Agreement is payable in kind.

If the total amount of borrowings under the NAI Agreements is greater than $40,000,000 as of the close of business on the business day immediately preceding the last business day of any calendar week, available cash and cash equivalents in excess of $10,000,000 ($13,500,000 from June 18, 2008 through August 31, 2008 and $14,000,000 beginning September 15, 2008) must be swept weekly to the applicable lender first to repay the advances under the Subordinated Unsecured Loan Agreement and then under the Unsecured Loan Agreement until the outstanding borrowings under the Unsecured Loan Agreement are reduced to $10,000,000. Available cash and cash equivalents excludes certain foreign accounts (Japan and Australia) as well as the letters of credit. As of December 31, 2008, there was $162,000, $263,000 and $168,000 in accrued interest on the Loan and Security Agreement, the Unsecured Loan Agreement, and the Subordinated Unsecured Loan Agreement, respectively. The cash sweep activities have been suspended since the commencement of the Chapter 11 Cases.

The maximum availability under the revolving line of credit of the Loan and Security Agreement is equal to $30,000,000 less the outstanding principal balance of the term loan less the aggregate amount of letters of credit outstanding. As of December 30, 2008, there were no available borrowings under the Loan and Security Agreement.

A fee of 0.5% per annum multiplied by maximum revolver amounts under the NAI Agreements less the average daily balance of advances that were outstanding during the preceding month is due and payable on a monthly basis.

Debt issuance costs incurred and capitalized for the NAI Agreements totaled approximately $515,000 during 2008. The debt issuance costs incurred with the NAI Agreements have been allocated among the Loan and Security Agreement, the Unsecured Loan Agreement and the Subordinated Unsecured Loan Agreement. The fees allocated to the Loan and Security Agreement are being deferred and amortized over the life of the Loan and Security Agreement using the effective interest method. The fees allocated to the Unsecured and Subordinated Unsecured Loan Agreements are being deferred and amortized on a straight-line basis over the term of the respective arrangements.

Under the Loan and Security Agreement, substantially all of the assets of the Company and its United States subsidiaries are pledged as collateral. Under the Unsecured Loan Agreement and Subordinated Unsecured Loan Agreement, there are no pledges of collateral or guarantees. The NAI Agreements have restrictions on the following:

1. Our ability to make payments, including dividends and other distributions on our capital stock;

2. Our ability to make acquisitions;

3. Our capital expenditures; and

4. Our ability to repurchase or redeem any shares of our capital stock.

In January 2009, all rights related to the Loan and Security Agreement and the Unsecured Loan Agreement were fully assigned to the Purchaser.

On February 12, 2009, the filing of the Chapter 11 Cases constituted an event of default under the NAI Agreements. Under the terms of the NAI Agreements, upon an event of default the Purchaser may declare all amounts outstanding under immediately due and payable.

On September 15, 2008, two of the Company’s wholly-owned subsidiaries, Midway Home Entertainment Inc. (“MHE”) and Midway Amusement Games, LLC (“MAG”), entered into an accounts receivable factoring arrangement (the “Factoring Agreement”) with NAI, which at the time of the agreement was a related party. Pursuant to the Factoring Agreement, NAI purchased from MHE certain accounts receivable invoices. MHE sold these accounts receivable invoices to NAI on an as-needed basis for the purpose of creating sufficient cash flow for working capital to finance inventory and fund operations related to the Company’s product offerings in the fourth quarter of 2008. The period during which MHE sold accounts receivable invoices under the Factoring Agreement expired on December 31, 2008. MHE was not required to sell any accounts receivable invoices, but subject to certain eligibility criteria and certain other conditions, NAI was committed to purchase accounts receivable invoices by paying purchase prices in an aggregate not to exceed $40,000,000, provided that availability under the commitment was replenished to the extent NAI receives collections of accounts receivable invoices it had previously purchased.

Under the Factoring Agreement, MHE submitted accounts receivable invoices to NAI, and NAI paid to MHE a purchase price equal to the face amount of the accounts receivable invoices minus an amount for dilution, a factoring fee, and an interest component. As servicing agent, MAG received a servicing fee of 0.15% on the gross invoice amount of each account receivable invoice purchased.

During 2008, MHE sold receivables in the amount of $47,552,000 (net of $14,972,000 of dilution) to NAI under the Factoring Agreement, recorded $308,000 and $189,000 of factoring fees and interest expense, respectively, and received $94,000 of servicing fees.

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

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are included in this report immediately following Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting.  No change was identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The sections labeled “Nominees for Directors,” “Board Committees and Meetings,” “Audit Committee Matters,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement in connection with the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated herein by reference. Information concerning our executive officers is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation.

Information about director and executive compensation is incorporated by reference from the discussion under the headings “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board — Compensation Committee Report” in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related shareholder matters is incorporated by reference from the discussion under the headings “Beneficial Ownership of Directors and Executive Officers,” “Securities Authorized for Issuance under Equity Compensation Plans” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding transactions with related persons and the review, approval or ratification of transactions with related persons is hereby incorporated by reference to the Company’s Proxy Statement under the heading “Transactions with Related Persons, Promoters and Certain Control Persons.” Information regarding director independence is hereby incorporated by reference to the Company’s 2009 Proxy Statement under the heading “Director Independence.”

Item 14.	Principal Accountant Fees and Services.

Information about the fees for professional services rendered by our independent auditors in 2008 and 2007 and our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Independent Auditors’ Fees” in the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A, as amended, File No. 333-11919, filed on October 18, 1996 and effective October 29, 1996 (the “S-1 Registration Statement”).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.5		Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the “6/10/04 S-3”).
3.6		Composite Amended and Restated By-laws of the Registrant dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
4.1		Indenture, dated as of September 19, 2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s current report on Form 8-K filed on September 19, 2005 (the “9/19/2005 8-K”).
4.2		Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/2005 8-K.
4.3		Indenture, dated as of May 30, 2006, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006 (the “5/30/06 8-K”).
4.4		Registration Rights Agreement, dated as of May 30, 2006, between the Registrant and Banc of America Securities, LLC, incorporated herein by reference to the 5/30/06 8-K.
4.5		Notice of Adjustment, dated July 13, 2006, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.
4.6		Notice of Adjustment, dated April 30, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 30, 2007.
4.7		Notice of Adjustment, dated August 22, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on August 27, 2007.
10	.1*	1996 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration statement on Form S-1/A, as amended, File No. 333-11919, filed on October 25, 1996 and effective October 29, 1996.
10	.2*	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10	.3*	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).

Exhibit
No.		Description

10	.4*	1999 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10	.5*	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 26, 2000.
10	.6*	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed on November 14, 2001.
10	.7*	2002 Stock Option Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on December 5, 2001.
10	.8*	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Transition Report on Form 10-KT-405 for the six-month transition period ended December 31, 2001, filed on March 28, 2002.
10	.9*	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10	.10*	Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003.
10	.11*	Executive Employment Agreement made as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2003 (the “5/7/03 8-K”).
10	.12*	Stock Option Agreement made as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.13*	Stock Option Agreement under 2002 Stock Option Plan made as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.14*	Restricted Stock Agreement entered into as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.15		PlayStation® 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Registration Statement on Form S-3/A, filed on August 18, 2003 (the “August 2003 S-3/A”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.16		PlayStation® 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited, incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.).
10	.17*	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10	.18*	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.19		Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004, filed on November 8, 2004 (the “9/30/2004 10-Q”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

Exhibit
No.		Description

10	.20*	First Amendment to Restricted Stock Agreement made as of October 18, 2004, between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10	.21*	2000 Stock Option/Stock Issuance Plan for Midway Studios — Austin Inc. and Form of Stock Option Agreement, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10	.22*	2004 Form of Indemnification Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005 (the “2004 10-K”).
10	.23*	Form of Stock Option Agreement For Directors used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.24*	Form of Stock Option Agreement For Employees used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.25*	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.
10	.26*	2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on April 29, 2005 (File No. 001-12367).
10	.27*	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the 6/30/2005 10-Q.
10	.28*	Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
10	.29*	Form of Non-Employee Director Stock Option Agreement under the 2005 Long-Term Incentive Plan incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2006.
10.30		Xbox 360 Publisher License Agreement entered into as of October 25, 2006 by and between Microsoft Licensing, GP and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 12, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.31		Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto, and Wells Fargo Foothill, Inc., dated as of June 29, 2007, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.
10.32		First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of July 31, 2007, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.
10.33		Unreal® Engine 3 License Agreement by and between Epic Games, Inc. (“Epic”) and Midway Home Entertainment Inc. (“MHEI”), dated as of January 14, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.34		Amendment No. 1 to Unreal® Engine 3 License Agreement by and between Epic and MHEI, dated as of December 5, 2005 incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10	.35*	Second Form of Restricted Stock Agreement used by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

Exhibit
No.		Description

10.36		Waiver and Second Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of January 2, 2008 incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (the “2007 10-K”).
10	.37*	Confidential Settlement Agreement and General Release by and between the Registrant and Steven M. Allison dated January 24, 2008 incorporated herein by reference to the 2007 10-K.
10.38		Amendment to the Xbox 360 Publisher License Agreement effective as of October 12, 2007 between Microsoft Licensing, GP and Midway Home Entertainment Inc. incorporated herein by reference to the 2007 10-K. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.39		Confidential License Agreement for the Wii Console between Nintendo of America Inc. and Midway Home Entertainment Inc. effective November 19, 2006 incorporated herein by reference to the Registrant’s Current Report on Form 10-K/A, Amendment No. 2 filed on October 27, 2008 (the “2007 10-K/A”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.40		License Agreement for the Nintendo DS System (EEA, Australia and New Zealand) dated June 18, 2006 between Nintendo Co., Ltd. and Midway Games Limited incorporated herein by reference to the 2007 10-K/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10	.41*	Sales Incentive Bonus Plan for Martin Spiess dated April 20, 2007 incorporated herein by reference to the 2007 10-K/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.42		Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, and National Amusements, Inc., dated as of February 29, 2008 incorporated herein by reference to the 2007 10-K.
10.43		Continuing Guaranty dated as of February 29, 2008, between the Registrant and specified subsidiaries in favor of National Amusements, Inc. incorporated herein by reference to the 2007 10-K.
10.44		Intercompany Subordination Agreement dated as of February 29, 2008 among the Registrant, specified subsidiaries of the Registrant and National Amusements, Inc. incorporated herein by reference to the 2007 10-K.
10.45		Unsecured Loan Agreement dated as of February 29, 2008, by and between the Registrant and National Amusements, Inc. incorporated herein by reference to the 2007 10-K.
10.46		Unsecured Subordinated Loan Agreement dated as of February 29 2008, by and between the Registrant and National Amusements Inc. incorporated herein by reference to the 2007 10-K.
10	.47*	Letter Agreement dated as of March 19, 2008 between Midway Games Inc. and Matthew V. Booty, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on March 20, 2008.
10	.48*	Memorandum to Matthew V. Booty Regarding Performance-Based Bonuses for Interim CEO and President dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, Amendment No. 2, filed on October 21, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10	.49*	Midway Games Inc. Memorandum to Ryan O’Desky Regarding Terms of Employment dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on April 11, 2008 (the “4/11/08 8-K”).
10	.50*	Midway Games Limited Memorandum to Martin Spiess Regarding Terms of Employment dated April 8, 2008, incorporated herein by reference to the 4/11/08 8-K.

Exhibit
No.		Description

10	.51*	Midway Games Limited Memorandum to Martin Spiess Regarding Sales Incentive Bonus Plan dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, Amendment No. 1, filed on October 21, 2008. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.52		Factoring Agreement by and among National Amusements, Inc., Midway Home Entertainment Inc., and Midway Amusement Games, LLC dated September 15, 2008 incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2008 (the “9/18/08 8-K”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.53		Amendment No. 2 to Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, and National Amusements, Inc., dated as of September 15, 2008 incorporated herein by reference to the 9/18/08 8-K. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.54		Amendment No. 2 to Unsecured Loan Agreement, by and between the Registrant and National Amusements Inc., dated as of September 15, 2008 incorporated herein by reference to the 9/18/08 8-K. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.55		Amendment No. 2 to Unsecured Subordinated Loan Agreement by and between the Registrant and National Amusements Inc., dated as of September 15, 2008 incorporated herein by reference to the 9/18/08 8-K. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.56		Global PlayStation 3 Format Licensed Publisher Agreement effective as of September 26, 2008 by and between Sony Computer Entertainment America Inc. and Midway Home Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.57		Amendment No. 1 to Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, and National Amusements, Inc., dated as of August 19, 2008.
10.58		Amendment No. 1 to Unsecured Loan Agreement, by and between the Registrant and National Amusements Inc., dated as of August 19, 2008.
10.59		Amendment No. 1 to Unsecured Subordinated Loan Agreement by and between the Registrant and National Amusements Inc., dated as of August 19, 2008.
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP.
31		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*		Indicates a management contract or compensatory plan or arrangement.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this report has issued an attestation report on our internal control over financial reporting. This report appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Midway Games Inc.

We have audited the accompanying consolidated balance sheets of Midway Games Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Games Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Midway Games Inc. will continue as a going concern. As discussed in Notes 2 and 3 to the financial statements, on February 12, 2009, Midway Games Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) and its continuation as a going concern is contingent upon, among other things, Midway Games Inc.’s ability (i) to comply with the orders of the Bankruptcy Court; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce debt through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations to fund working capital and debt service requirements; and (vi) to obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of these uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midway Games Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
April 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Midway Games Inc.

We have audited Midway Games Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Midway Games Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Midway Games Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Games Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated April 6, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Midway Games Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Chicago, Illinois
April 6, 2009

MIDWAY GAMES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$23,021	$27,524
Restricted cash	213	—
Receivables, less allowances of $28,443 and $32,510 at December 31, 2008 and 2007, respectively	46,246	44,527
Inventories	5,782	3,772
Capitalized product development costs	36,528	51,252
Prepaid expenses and other current assets	13,463	13,362

Total current assets	125,253	140,437
Restricted cash	887	—
Assets held for sale	2,464	—
Capitalized product development costs	494	2,947
Property and equipment, net	9,512	19,298
Goodwill	40,822	41,307
Other assets	1,788	9,372

Total assets	$181,220	$213,361

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,211	$29,642
Due to factor	2,883	—
Accrued compensation and related benefits	11,308	6,134
Accrued royalties	28,850	12,769
Accrued selling and marketing	6,300	5,645
Deferred revenue	3,471	2,940
Current portion of long-term debt	88,931	—
Convertible senior notes, less unamortized discount of $13,994 at December 31, 2008	136,006	—
Other accrued liabilities	18,680	14,190

Total current liabilities	327,640	71,320
Convertible senior notes, less unamortized discount of $67,802 at December 31, 2007	—	82,198
Long-term debt	—	19,167
Deferred income taxes	12,028	10,715
Other noncurrent liabilities	541	880
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized and undesignated	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 93,540,355 and 93,268,699 shares issued at December 31, 2008 and 2007, respectively	935	933
Additional paid-in capital	522,453	521,031
Accumulated deficit	(671,448)	(480,474)
Accumulated translation adjustment	(1,146)	(2,629)
Treasury stock, at cost, 1,445,430 and 1,165,430 shares at 2008 and 2007, respectively	(9,783)	(9,780)

Total stockholders’ equity (deficit)	(158,989)	29,081

Total liabilities and stockholders’ equity (deficit)	$181,220	$213,361

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net revenues	$219,556	$157,195	$165,574
Cost of sales:
Product costs and distribution	87,400	56,413	67,331
Royalties and product development	118,114	90,400	68,883

Total cost of sales	205,514	146,813	136,214

Gross profit	14,042	10,382	29,360
Research and development expense	32,900	25,373	37,022
Selling and marketing expense	52,297	42,960	43,150
Administrative expense	28,032	21,226	21,297
Restructuring and other charges (benefits)	14,299	(783)	(130)

Operating loss	(113,486)	(78,394)	(71,979)
Interest income	426	2,313	4,384
Interest expense	(70,878)	(27,165)	(11,241)
Other income (expense), net	(5,329)	2,902	2,699

Loss before income taxes	(189,267)	(100,344)	(76,137)
Provision (benefit) for income taxes	1,707	(752)	1,646

Net loss	$(190,974)	$(99,592)	$(77,783)

Basic and diluted loss per share of common stock	$(2.08)	$(1.09)	$(0.86)

Average number of shares outstanding	91,605	91,167	90,708

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
			Additional		Accumulated		Treasury	Total
	Number	Par	Paid-In	Accumulated	Translation	Deferred	Stock At	Stockholders’
	of Shares	Value	Capital	Deficit	Adjustment	Compensation	Cost	Equity (Deficit)
	(In thousands)

Balance at January 1, 2006	92,234	$922	$431,273	$(303,099)	$(439)	$(3,610)	$(9,602)	$115,445
Net loss				(77,783)				(77,783)
Translation adjustment					(1,232)			(1,232)

Comprehensive loss								(79,015)
Exercise of common stock options	239	3	1,026				7	1,036
Issuance of common stock rights	11							—
Forfeiture of restricted common stock	3		185				(185)	—
Elimination of deferred compensation upon adoption of SFAS No. 123R			(3,610)			3,610		—
Restricted stock compensation cost			2,603					2,603
Stock option compensation cost			3,519					3,519
Discount on convertible senior notes			9,119					9,119

Balance at December 31, 2006	92,487	925	444,115	(380,882)	(1,671)	—	(9,780)	52,707
Net loss				(99,592)				(99,592)
Translation adjustment					(958)			(958)

Comprehensive loss								(100,550)
Long-term incentive plan restricted stock	645	6	(6)					—
Employee stock purchase plan shares issued	82	1	327					328
Employee stock purchase plan discount			73					73
Exercise of common stock options	42	1	137					138
Issuance of common stock rights	13							—
Restricted stock compensation cost			613					613
Stock option compensation cost			1,682					1,682
Discount on convertible senior notes			74,090					74,090

Balance at December 31, 2007	93,269	933	521,031	(480,474)	(2,629)	—	(9,780)	29,081
Net loss				(190,974)				(190,974)
Translation adjustment					1,483			1,483

Comprehensive loss								(189,491)
Exercise of common stock options	25		58					58
Issuance of common stock rights	11							—
Stock option compensation cost			689					689
Employee stock purchase plan shares issued	215	2	417					419
Employee stock purchase plan discount			48					48
Issuance of restricted common stock	20							—
Forfeiture of restricted common stock			3				(3)	—
Restricted stock compensation cost			207					207

Balance at December 31, 2008	93,540	$935	$522,453	$(671,448)	$(1,146)	$—	$(9,783)	$(158,989)

See notes to consolidated financial statements.

MIDWAY GAMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

OPERATING ACTIVITIES
Net loss	$(190,974)	$(99,592)	$(77,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long lived assets	6,426	7,645	7,739
Receivables provision	57,290	45,645	34,141
Amortization of capitalized product development costs, including writedowns	79,656	66,228	55,324
Deferred income taxes	1,435	(1,446)	1,316
Stock-based compensation	579	1,631	6,122
Amortization of debt issuance costs	2,596	1,385	1,236
Accretion of convertible senior notes discount	53,809	14,277	1,129
(Gain) loss on disposal of property and equipment	(988)	56	30
Changes in operating assets and liabilities:
Receivables	(78,157)	(37,804)	(53,587)
Proceeds from accounts receivable factoring facility	47,055	—	—
Payments on accounts receivable factoring facility	(31,348)	—	—
Inventories	(2,742)	(817)	3,013
Capitalized product development costs	(62,115)	(78,076)	(69,342)
Prepaid expenses and other current assets	(987)	732	(1,535)
Accounts payable, accrued liabilities and deferred revenue	35,630	29,185	3,122
Other assets and liabilities	9,331	(952)	(3,827)

Net cash used in operating activities	(73,504)	(51,903)	(92,902)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,297)	(5,696)	(8,751)
Restricted cash	(1,100)	—	—
Proceeds from the sale of property and equipment	5,100	—	75

Net cash provided by (used in) investing activities	1,703	(5,696)	(8,676)
FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	—	—	75,000
Proceeds from long-term debt	—	14,722	—
Payment of debt issuance costs	(515)	—	(2,269)
Borrowings under Loan and Security Agreement — term loan	20,000	—	—
Borrowings under Loan and Security Agreement — revolver	13,452	—	—
Repayment of borrowings from Loan and Security Agreement — revolver	(4,500)	—	—
Borrowings under Unsecured Loan Agreement — revolver	41,300	—	—
Repayment of borrowings from Unsecured Loan Agreement — revolver	(1,300)	—	—
Borrowings under Subordinated Unsecured Loan Agreement — revolver	27,584	—	—
Repayment of borrowings under Subordinated Unsecured Loan Agreement — revolver	(7,605)	—	—
Payment of borrowings from former credit facilities	(19,167)	(2,650)	(3,333)
Payment of software license financing arrangements	—	(1,156)	(374)
Cash received from exercise of common stock options	59	138	6,318

Net cash provided by financing activities	69,308	11,054	75,342
Effect of exchange rate changes on cash	(2,010)	647	1,282

Decrease in cash and cash equivalents	(4,503)	(45,898)	(24,954)
Cash and cash equivalents at beginning of period	27,524	73,422	98,376

Cash and cash equivalents at end of period	$23,021	$27,524	$73,422

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,765	$10,855	$8,519
Income taxes paid	$1,123	$537	$5

See notes to consolidated financial statements.

MIDWAY GAMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1:	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We develop and publish interactive entertainment software for the global video game market. Video games for play on home consoles, handheld devices, and personal computers are sold to mass merchants, video rental retailers and entertainment software distributors. We sell games primarily in North America, Europe and Australia for the major video game platforms, including Sony’s PlayStation 2, PlayStation 3 and PlayStation Portable, Microsoft’s Xbox 360, and Nintendo’s Wii and DS, as well as for personal computers.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Restricted Cash

Restricted cash primarily represents the amount of cash and cash equivalents required to be maintained under letters of credit to comply with the requirements of two office space lease agreements. The restrictions lapse ratably through 2014 unless an event of default on the leases occurs.

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

Capitalized Product Development Costs

Our capitalized product development costs consist of software development costs for video games that will be sold. We account for software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Once a software product has reached technological feasibility, all subsequent software development costs are capitalized until that product is released for sale. Technological feasibility is evaluated on a product-by-product basis and can occur early in the development cycle or later depending on required technology to complete the product and the availability to us of such technology.

After a product is released for sale, the capitalized product development costs are amortized to expense based on the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game. This expense is recorded as a component of cost of sales. This typically results in an amortization period of less than one year. The amortization of capitalized software development costs is recorded as cost of sales in the royalties and product development line item. In accordance with SFAS No. 86, included in the amortization amounts are writedowns of capitalized costs associated with video games for which the estimated future net realizable value of products were less than their corresponding capitalized product development costs. If a revised game sales forecast is less than management’s current game sales forecast, or if actual game sales are less than management’s forecast, it is possible we could accelerate the amortization of software development costs previously capitalized. In this event, subsequent amortization of capitalized product development costs for a game is based on the ratio of current period sales to the previous period’s projected future revenue.

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

Management judgments and estimates are used in the assessment of when technological feasibility is established and in the ongoing assessment of the recoverability of capitalized costs. Different estimates or assumptions could result in different reported amounts of capitalized product development costs, research and development expense or cost of sales. See Note 4 for additional details regarding capitalized product development costs.

Property and Equipment

Property and equipment are stated at cost and depreciated by the straight-line method over their estimated useful lives ranging from three to eight years for furniture, fixtures, equipment and computer software and the lesser of the lease term or ten years for leasehold improvements. Repair and maintenance costs are expensed as incurred.

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

Goodwill

Goodwill represents the excess purchase price over the fair market value of net identifiable assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we do not recognize amortization expense on goodwill. Instead, it is tested for impairment at least annually and if events or changes in circumstances occur that would reduce its fair value below its carrying value. We use October 1 as the date of our annual review of impairment of goodwill. During 2008, 2007 and 2006, we completed this annual review and determined there was no impairment.

Intangible Assets

Intangible assets consist of non-compete agreements executed with employees in conjunction with the prior business acquisitions and are included with other assets (noncurrent) in the consolidated balance sheets. The gross amount of non-compete agreements totaled $887,000 and $891,000 at December 31, 2008 and 2007, respectively. Accumulated amortization of these non-compete agreements totaled $887,000 and $799,000 at December 31, 2008 and 2007, respectively. These intangible assets were amortized by the straight-line method over their contractual lives, typically two to three years. Amortization of intangible assets totaled $88,000, $126,000 and $298,000 during 2008, 2007 and 2006, respectively.

Debt Issuance Costs

As of December 31, 2008 and 2007, debt issuance costs totaled $502,000 and $2,581,000, respectively, net of accumulated amortization of $5,905,000 and $3,309,000, respectively. Debt issuance costs are being amortized over the applicable terms of the Company’s credit facilities and issuances of convertible senior notes. See Note 8 for details of the Company’s credit facilities and Note 10 for details of the Company’s convertible senior notes and acceleration of due dates and related effects on amortization.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method. Under this method, stock-based compensation expense was recognized in the 2008, 2007 and 2006 consolidated financial statements for all stock option awards granted during 2008, 2007 and 2006, and also for stock option awards that were both outstanding and not fully vested at January 1, 2008, January 1, 2007 and January 1, 2006, respectively. Compensation expense recognized in our 2008, 2007 and 2006 consolidated financial statements includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the current period for options granted prior to, but not vested as of, January 1, 2008, January 1, 2007 and January 1, 2006, respectively, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Results for prior periods have not been restated, in accordance with the provisions of the modified-prospective transition method. Recognition of compensation expense related to our restricted stock outstanding did not change upon the adoption of SFAS No. 123R. See Note 13 for details on our stock-based awards and stock-based compensation.

SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows. Stock option activity did not result in a tax benefit during the years ended December 31, 2008 and 2007, due to our current tax loss position.

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence that an arrangement exists, the software is delivered, the selling price is fixed or determinable and collectibility of the customer receivable is probable. Generally, these conditions are met upon delivery of the product to the customer. We do not provide any significant customization of software or postcontract customer support. Additionally, all online features are considered incidental to our overall product offering. As a result, we currently do not defer any revenue related to products containing online features.

If consumer demand for a product falls below expectations, we may grant price protection to increase future sell through or accept product returns. Therefore, revenue is recorded net of an allowance for price protection, returns and discounts.

Nonrefundable guaranteed intellectual property licenses are recognized as revenue when the license agreements are signed and we fulfill our obligations, if any, under the agreement. Royalties on sales that exceed the guarantee are recognized as revenues as earned. License and royalty revenues were $6,862,000, $6,369,000, and $6,301,000 during 2008, 2007 and 2006, respectively.

Distribution Costs

Distribution costs, including shipping and handling costs of video games sold to customers, are included in cost of sales.

Advertising Expense

The cost of advertising is charged to selling and marketing expense as incurred, except for costs associated with advertising campaigns which are deferred and charged to expense upon the first use of the advertising campaign. Advertising expenses for 2008, 2007 and 2006 were $34,923,000, $25,988,000, and $27,656,000, respectively. The total amount of advertising costs reported as assets at December 31, 2008 and 2007 were $605,000 and $614,000, respectively, and are included with prepaid expenses and other current assets in the consolidated balance sheets. We also share portions of certain customers’ advertising expenses through co-op advertising arrangements. Cooperative advertising allowances provided to customers are recognized as a reduction of revenues, except for cooperative advertising that provides a separate identifiable benefit and the benefit’s fair value can be established, in which case the cooperative advertising is recognized as selling and marketing expense. In either case, liabilities are increased in the amount of cooperative advertising recorded.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. We classify foreign currency transaction gains and losses in other income (expense), net in the consolidated statements of operations. Net foreign currency transaction gains (losses) were ($5,148,000), $2,751,000 and $2,670,000 for 2008, 2007 and 2006, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires us to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive loss is disclosed in the consolidated statements of changes in stockholders’ equity (deficit). Foreign currency translation adjustments have been the only component of comprehensive loss to date. Accordingly, accumulated other comprehensive loss is equal to the accumulated translation adjustment of $1,146,000 and $2,629,000 at December 31, 2008 and 2007, respectively.

Loss per Common Share

The following securities exercisable for or convertible into the number of shares of common stock shown were outstanding on each of the following dates (in thousands):

	December 31,
Type	2008	2007	2006

Stock options	1,388	4,537	3,810
Contingent shares	—	713	1,045
Convertible senior notes	18,864	18,864	12,747

Total	20,252	24,114	17,602

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

The calculation of diluted loss per share of common stock for 2008, 2007 and 2006 did not include the effect of stock options, warrants, contingent shares or convertible senior notes because to do so would have been antidilutive. Accordingly, the average number of shares outstanding for the reported periods was used in their respective calculations of basic and diluted loss per share of common stock.

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

As of December 31, 2008, we had the following two convertible instruments outstanding:

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit and market risk consist primarily of cash and cash equivalents and receivables from the sale of games. We invest our cash and cash equivalents only in high credit quality securities and limit the amounts invested in any one security.

The following table discloses information about geographic areas and our top two major customers for the respective reporting periods (in thousands):

	Years Ended December 31,
	2008	2007	2006

Geographic areas
Net revenues outside of the United States	$84,477	$70,802	$48,860
Major customers
Net revenues from GameStop	$32,586	$23,348	$24,175
Net revenues from Wal-Mart	$26,134	$15,998	$27,596

Net assets located outside of the United States, after elimination of intercompany accounts and excluding goodwill, totaled $14,117,000 and $22,781,000 as of December 31, 2008 and 2007, respectively.

Receivables from customers representing 10% or more of our gross receivables balance totaled $21,934,000 and $20,135,000 (GameStop and Best Buy) at December 31, 2008 and 2007, respectively. Such amounts are prior to applying any allowances for doubtful accounts, price protection, returns or discounts.

Historically, a limited number of products have generated a large amount of our net revenues. In 2008, 2007 and 2006, our Mortal Kombat video games accounted for 34.8%, 13.3% and 22.4% of our net revenues, respectively.

We are substantially dependent on Sony, Microsoft and Nintendo as they are the sole manufacturers of the games we develop for their consoles and they are the owners of the proprietary information and technology we need to develop the software for their game consoles.

Warranties

We warrant to our customers that the medium on which our software is recorded is free from defects for a period of 90 days from the date of purchase. We provide for an estimate of such warranty claims based on historical experience at the time of sale.

Fair Value of Financial Instruments

The carrying amount for all of our financial instruments, except for the convertible senior notes, approximates their fair values at the balance sheet dates due to either their short-term length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at each balance sheet date. The estimated fair value of our convertible senior notes at December 31, 2008 is not determinable at the balance sheet date. This is due to significant unobservable inputs that place this security within level 3 of the fair value hierarchy which management considered as inputs to measure fair value. The nonperformance risk (the risk that the obligation will not be fulfilled) due to the technical insolvency of the Company was significant at December 31, 2008. To management’s knowledge, the security is not listed and did not trade in 2008. The noteholders’ ability to liquidate and fully recover the stated value may be limited or not exist. See Notes 2, 3, 8 and 10 to our consolidated financial statements.

The estimated fair value of our convertible senior notes at December 31, 2007, based on available market prices, was approximately $120,047,000 compared to a stated value of $150,000,000, excluding the impact of the debt discounts recorded on the 6.0% convertible senior notes issued in 2005 and the 7.125% convertible senior notes issued in 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the assumptions market participants would use when pricing the asset or liability. The provisions of this statement were adopted for our year beginning January 1, 2008 and the initial application did not have a material effect on the values reported by the Company.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 does not change the fair value measurement principles in SFAS No. 157, but rather provides guidance of the application of those measurement principles in the extreme inactive markets that currently exist.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This standard permits entities to elect to report eligible financial assets and liabilities at fair value. SFAS No. 159 intends to reduce the complexity in accounting by eliminating the need to apply hedge accounting provisions and mitigates volatility in earnings by measuring related assets and liabilities consistently. This statement helps expand the use of fair value measurement and achieves further convergence with the International Financial Reporting Standards which permits a fair value option. On January 1, 2008, the Company adopted SFAS No. 159 and elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on the Company’s financial results.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS No. 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS No. 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company’s financial results. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In April 2008, the FASB issued FSP SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7 (“FSP SOP 90-7-1”). FSP SOP 90-7-1 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption. The Company will assess the impact of the application of this standard when and if fresh start accounting is required upon resolution of its bankruptcy issues.

NOTE 2:	CHAPTER 11 REORGANIZATION PROCEEDINGS

On February 12, 2009 (the “Petition Date”), the Company and its U.S. subsidiaries (“the Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (collectively, the “Chapter 11 Cases”). The Debtors are operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the Chapter 11 Cases.

On November 28, 2008, each of Mr. Sumner M. Redstone, National Amusements, Inc. (“NAI”), of which Mr. Redstone is the Chairman, and Sumco, Inc., which is owned jointly by both NAI and Mr. Redstone (collectively, the “Sellers”) entered into a Stock Purchase Agreement with Acquisition Holdings Subsidiary I LLC (the “Purchaser”), pursuant to which the Sellers sold to the Purchaser, and the Purchaser purchased from the Sellers, all of the shares of common stock, $0.01 par value (the “Common Shares”) of the Company beneficially owned by the Sellers immediately prior to such sale, representing, collectively, approximately 87.2% of the total issued and outstanding Common Shares of Midway.

Concurrently with the execution of the Stock Purchase Agreement, NAI and the Purchaser entered into a Participation Agreement, pursuant to which NAI granted to the Purchaser, and the Purchaser acquired from NAI, (i) an undivided interest and participation in certain of the loans and advances made by NAI, whether before or after the date of the Participation Agreement, pursuant to the Loan and Security Agreement (as defined in Note 8 below) and the Unsecured Loan Agreement (as defined in Note 8 below) and (ii) all of NAI’s right, title and interest in, to and under the Loan and Security Agreement and the Unsecured Loan Agreement including guarantees, collateral, pledges, distributions, claims and causes of actions against the borrowers thereunder, all on the terms and conditions set forth in the Participation Agreement. The consideration paid by the Purchaser for the interests acquired under the Stock Purchase Agreement and the Participation Agreement was $100,000.

The sale of a majority interest in the Company triggered change in control provisions with respect to the Company’s 6.0% Notes (as defined in Note 10) and the 7.125% Notes (as defined in Note 10, and together, the “Notes”). This provision gave holders of the Notes the option to require the Company to repurchase their Notes in January 2009 at the principal amount of the Notes plus accrued and unpaid interest, aggregating approximately $153 million. Through separate waivers and forbearances signed by holders of the Notes, the repurchase date was extended until February 12, 2009. As of that date, the Company did not have the liquidity to satisfy its obligation with respect to the repurchase of the Notes at the holders’ option, and a failure to repurchase the Notes would constitute an Event of Default which would allow the Trustee under each Indenture or the holders of 25% of each series of the Notes to declare all of the Notes of that series immediately due and payable.

Additionally, any failure of the Company to satisfy its obligation to repurchase the Notes would have consequences under the February 29, 2008 (i) Loan and Security Agreement (as defined in Note 8), between certain of Midway’s affiliates as borrowers and NAI, as lender, (ii) Unsecured Loan Agreement (as defined in Note 8), between the Company as borrower and NAI as lender and (iii) Subordinated Unsecured Loan Agreement (as defined in Note 8), between the Company as borrower and NAI as lender (collectively, the “NAI Agreements”).

Specifically, NAI would have the ability in such a circumstance to declare all amounts outstanding under the NAI Agreements immediately due and payable. Borrowings under the NAI Agreements totaled approximately $90 million as of February 12, 2009. As of the accelerated due date, the Company did not have the ability to satisfy its obligations to repay these amounts. In January 2009, all rights related to the Loan and Security Agreement and the Unsecured Loan Agreement were fully assigned to the Purchaser.

As of December 31, 2008, the Company recorded charges of (i) approximately $19.9 million related to additional non-cash interest expense as a result of the change of control that triggered an accelerated repurchase schedule with respect to the Company’s 6.0% Notes and 7.125% Notes, and (ii) approximately $0.2 million of accelerated expenses related to unamortized debt issue costs with respect to the Company’s outstanding debts under the NAI Agreements. The amounts due at December 31, 2008 under both the Notes and the NAI Agreements have been classified as current liabilities.

The liquidity deficiency and extensive amount of indebtedness resulted in the Company seeking Chapter 11 protection. The objective of the bankruptcy filing is to provide relief from all of its creditors, which will allow the Company time to review its strategic alternatives.

The filing of the Chapter 11 Cases constituted an event of default under both the Notes and the NAI Agreements. Under the Notes, the $150 million of principal and accrued and unpaid interest became immediately due and payable. Under the NAI Agreements, the lenders may declare $70 million immediately due and payable of which $30 million is secured, and also may declare the remaining $20 million immediately due and payable.

As part of the Chapter 11 Cases, the Company also filed with the Bankruptcy Court motions that would allow it to continue to operate its business in the ordinary course with uninterrupted performance of agreements with customers in accordance with existing business terms during the Chapter 11 Cases.

Subsequent to the Petition Date, the provisions in FSP SOP 90-7-1 apply to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. FSP SOP 90-7-1 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, FSP SOP 90-7-1 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

The accompanying financial statements do not reflect the effects of the Chapter 11 filing.

NOTE 3:	GOING CONCERN

As discussed in Note 2, the Company is operating under Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to comply with the orders of the Bankruptcy Court; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce debt through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations to fund working capital and debt service requirements; and (vi) to obtain financing sources to meet the Company’s future obligations. These matters create substantial doubt relating to the Company’s ability to continue as a going concern.

As a result of the Chapter 11 filings, a filing of a plan of reorganization and other possible events could materially change amounts reported in the Company’s consolidated financial statements in the future. Balances as of December 31, 2008, do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under Chapter 11.

NOTE 4:	CAPITALIZED PRODUCT DEVELOPMENT COSTS

The following table reconciles the beginning and ending capitalized product development cost balances for the following periods (in thousands):

	Years Ended December 31,
	2008	2007	2006

Beginning balance	$54,199	$41,613	$27,595
Additions	62,479	78,814	69,342
Amortization, including writedowns	(69,414)	(66,228)	(55,324)
Restructuring charges	(10,242)	—	—

Ending balance	$37,022	$54,199	$41,613

During 2008, we recorded certain impairment charges for capitalized product development costs in restructuring and other charges (benefits) in our consolidated statements of operations. See Note 15 for details regarding these impairment charges.

NOTE 5:	PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation and amortization, consisted of (in thousands):

	December 31,
	2008	2007

Land, land improvements, buildings and building improvements	$—	$6,034
Leasehold improvements	6,375	6,829
Furniture, fixtures, equipment and software	47,992	46,789
Construction-in-progress	180	714

	54,547	60,366
Less accumulated depreciation and amortization	(45,035)	(41,068)

Property and equipment, net	$9,512	$19,298

Depreciation and amortization expense related to property and equipment was $6,334,000, $7,519,000 and $7,441,000 for 2008, 2007 and 2006, respectively. The Company sold its land, land improvements, buildings and building improvements in 2008. See Note 14 for details of these sales.

NOTE 6:	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of (in thousands):

	December 31,
	2008	2007

Product development advance	$5,351	$5,351
Deposit on sale-leaseback property (Note 14)	2,425	—
Other taxes payable	2,413	3,044
Convertible notes interest payable	1,582	1,598
Other	6,909	4,197

Total	$18,680	$14,190

NOTE 7:	FACTORING AGREEMENT

On September 15, 2008, two of the Company’s wholly-owned subsidiaries, Midway Home Entertainment Inc. (“MHE”) and Midway Amusement Games, LLC (“MAG”), entered into an accounts receivable factoring arrangement (the “Factoring Agreement”) with NAI, which at the time of the agreement was a related party.

Pursuant to the Factoring Agreement, NAI purchased from MHE certain accounts receivable invoices. MHE sold these accounts receivable invoices to NAI on an as-needed basis for the purpose of creating sufficient cash flow for working capital to finance inventory and fund operations related to its product offerings in the fourth quarter of 2008. The period during which MHE sold accounts receivable invoices under the Factoring Agreement expired on December 31, 2008. MHE was not required to sell any accounts receivable invoices, but subject to certain eligibility criteria and certain other conditions, NAI was committed to purchase accounts receivable invoices by paying purchase prices in an aggregate not to exceed $40,000,000, provided that availability under the commitment was replenished to the extent NAI receives collections of accounts receivable invoices it had previously purchased.

Under the Factoring Agreement, MHE submitted accounts receivable invoices to NAI, and NAI paid to MHE a purchase price equal to the face amount of the accounts receivable invoices minus an amount for dilution, a factoring fee, and an interest component. As servicing agent, MAG received a servicing fee of 0.15% on the gross invoice amount of each account receivable invoice purchased.

During 2008, the Company sold receivables in the amount of $47,552,000 (net of $14,972,000 of dilution) to NAI under the Factoring Agreement; recorded $308,000 and $189,000 of factoring fees and interest expense, respectively; and received $94,000 of servicing fees. As of December 31, 2008, the Company owed $2,883,000 to NAI for collections from customers that had not yet been remitted to NAI. The amount collected is included in Prepaid expenses and other current assets and the amount owed to NAI is included in Due to factor on the consolidated balance sheets.

NOTE 8:	CREDIT FACILITIES

Wells Fargo Foothill Credit Facility

In June 2007, the Amended and Restated Loan and Security Agreement was entered into by and among Midway Home Entertainment Inc. and Midway Amusement Games, LLC (“Borrowers”), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (“U.S. Credit Parties”), the Lenders that are signatories thereto and Wells Fargo Foothill, Inc. (“WFF”) (as the Arranger and Administrative Agent, and UK Security Trustee) (the “Amended LSA”), which modified the existing loan and security agreement with WFF. The Amended LSA provided for a credit facility initially of up to $30,000,000 under which we had a $20,000,000 term loan (the “WFF Term Loan”) and a revolving line of credit of up to $10,000,000 (the “WFF Credit Facility”). The term loan under the Amended LSA increased from a remaining principal balance of $5,278,000 to $20,000,000, and as a result the Company received $14,722,000 of cash proceeds in June 2007.

The WFF Term Loan had a five-year term and was to be repaid in equal monthly installments of $166,668 beginning August 1, 2007 and ending on June 1, 2012 with a final payment of $10,167,000 due on June 29, 2012. The WFF Term Loan bore interest at our election of either the bank’s base rate (8.75% at December 31, 2007) plus 1.5% or a one to three-month LIBOR rate plus 2.75%, but in no event less than 4.0%. At December 31, 2007, the interest rate on the WFF Term Loan was 7.57%, which represents the one-month LIBOR rate plus 2.75%, and the remaining outstanding principal balance was $19,167,000.

The initial maximum availability under the WFF Credit Facility was $10,000,000. Maximum availability under the WFF Credit Facility in future periods was equal to $30,000,000 less the outstanding principal balance of the WFF Term Loan. The WFF Credit Facility allowed for the issuance of up to $7,500,000 in aggregate letters of credit. Further, the WFF Credit Facility could have been increased up to an additional $10,000,000 upon our written request to WFF and WFF’s acceptance of such request. However, the maximum availability under the WFF Credit Facility at any time was limited by the borrowing base, which was a function of eligible accounts receivable and collections as defined under the Amended LSA. Any letters of credit outstanding further reduced availability under the WFF Credit Facility. The WFF Credit Facility had a five-year term and bore interest at our election of either the bank’s base rate (8.75% at December 31, 2007) plus 1.5% or a one to three-month LIBOR rate plus 2.75%, but in no event less than 4.0%. A fee of 4.5% per annum multiplied by the daily balance of the undrawn portion of the available letters of credit was due and payable on a monthly basis. A fee of 0.5% per annum multiplied by the daily balance of the availability under the WFF Credit Facility was due and payable on a monthly basis. During June 2007, $150,000 of bank fees were charged to the WFF Credit Facility as a result of the Amended LSA. This amount was repaid in July and August 2007. At December 31, 2007, we had two letters of credit outstanding totaling $1,250,000, and we had no outstanding balance on the WFF Credit Facility. At December 31, 2007, we had $9,583,000 available for borrowings under the WFF Credit Facility.

Substantially all of our assets were pledged as collateral under the WFF Credit Facility, which required, among other things, that we maintained minimum levels of cash and availability under the facility. The WFF Credit Facility also had restrictions on the following:

1. Our ability to make payments, including dividends and other distributions on our capital stock;

2. Our ability to make acquisitions;

3. Our capital expenditures; and

4. Our ability to repurchase or redeem any shares of our capital stock.

An uncured default in payment or an unrescinded acceleration of the amounts borrowed under the WFF Credit Facility could have resulted in the 6.0% Notes and the 7.125% Notes being declared immediately due and payable in full. The term loan could have been prepaid at any time without premium or penalty. If the WFF Credit Facility was terminated before the expiration of the five-year term, the lender was entitled to receive prepayment penalties equal to 2.0% of the amount of the facility if the Amended LSA was terminated prior to June 29, 2008 and 1.0% of the amount of the facility if the Amended LSA was terminated on or after June 29, 2008.

As of February 29, 2008, the WFF Term Loan and Credit Facility were terminated. Prepayment penalties of $233,000 were paid upon termination. Unamortized debt issuance costs related to the Amended LSA of $202,000 were fully expensed upon termination of the Amended LSA.

NAI Credit Facilities

On February 29, 2008, MHE and MAG (“Borrowers”), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (“U.S. Credit Parties”) terminated the Amended LSA with WFF and entered into a Loan and Security Agreement by and among the Borrowers and U.S. Credit Parties and NAI (the “Loan and Security Agreement”). Also on February 29, 2008, Midway Games Inc. entered into an Unsecured Loan Agreement with NAI (the “Unsecured Loan Agreement”) and a Subordinated Unsecured Loan Agreement with NAI (the “Subordinated Unsecured Loan Agreement,” together with the Loan and Security Agreement and the Unsecured Loan Agreement, the “NAI Agreements”).

The NAI Agreements provide for up to $90,000,000 in total availability. The Loan and Security Agreement provides up to $30,000,000, under which we have a $20,000,000 term loan and a revolving line of credit of up to $10,000,000. The Unsecured Loan Agreement provides for a $40,000,000 revolving line of credit and the Subordinated Unsecured Loan Agreement provides for up to a $20,000,000 revolving line of credit. At December 31, 2008, borrowings outstanding on the Loan and Security Agreement term loan and revolving line of credit totaled $20,000,000 and $8,952,000, respectively. Outstanding letters of credit totaled $1,048,000 at December 31, 2008, which reduce the available borrowings under the Loan and Security Agreement. At December 31, 2008, borrowings outstanding under the Unsecured Loan Agreement revolving line of credit totaled $40,000,000, and borrowings outstanding under the Subordinated Unsecured Loan Agreement revolving line of credit totaled $19,979,000. At December 31, 2008, we had $21,000 in available borrowings under the Subordinated Unsecured Loan Agreement. The Company may elect to increase the then outstanding principal amount of the borrowings by the amount of all accrued and unpaid interest rather than paying the interest currently (paid in kind interest) under the Subordinated Unsecured Loan Agreement.

The Loan and Security Agreement has a 52 month term with no required amortization of the term loan until the term ends on June 29, 2012. The Loan and Security Agreement bears interest at our election of either prime rate (“Base Rate”) plus 1.5% per annum or a one, two, three, or six month LIBOR rate plus 3.75% per annum, as provided by Bank of America. At December 31, 2008, the interest rate on the Loan and Security Agreement was 5.93%, which represents the three month LIBOR rate plus 3.75%.

The Unsecured Loan Agreement has a 13 month term which ends on March 31, 2009, and bears interest at our election of either the Base Rate plus 2.75% per annum or a one, two, three or six month LIBOR rate plus 5.0% per annum. At December 31, 2008, the Company had $40,000,000 drawn on four borrowings under the Unsecured Loan Agreement. The interest rates on the Unsecured Loan Agreement ranged from 7.10% to 7.19%, which represents the three month LIBOR rate plus 5.0%. Interest under the Unsecured Loan Agreement is payable in kind to the extent such interest amount plus the outstanding loans is less than or equal to $40,000,000.

The Subordinated Unsecured Loan Agreement has a 27 month term which ends on May 31, 2010, and bears interest at our election of either the Base Rate plus 5.75% per annum or a one, two, three or six month LIBOR rate plus 8.0% per annum. At December 31, 2008, the Company had three borrowings under the Subordinated Unsecured Loan Agreement. The interest rates on the borrowings ranged from 9.47% to 10.19%. Interest under the Subordinated Unsecured Loan Agreement is payable in kind.

If the total amount of borrowings under the NAI Agreements is greater than $40,000,000 as of the close of business on the business day immediately preceding the last business day of any calendar week, available cash and cash equivalents in excess of $10,000,000 ($13,500,000 from June 18, 2008 through August 31, 2008 and $14,000,000 beginning September 15, 2008) must be swept weekly to the applicable lender first to repay the advances under the Subordinated Unsecured Loan Agreement and then under the Unsecured Loan Agreement until the outstanding borrowings under the Unsecured Loan Agreement are reduced to $10,000,000. Available cash and cash equivalents excludes certain foreign accounts (Japan and Australia) as well as the letters of credit. As of December 31, 2008, there was $162,000, $263,000 and $168,000 in accrued interest on the Loan and Security Agreement, the Unsecured Loan Agreement, and the Subordinated Unsecured Loan Agreement, respectively. The cash sweep activities have been suspended since the commencement of the Chapter 11 Cases.

The maximum availability under the revolving line of credit of the Loan and Security Agreement is equal to $30,000,000 less the outstanding principal balance of the term loan less the aggregate amount of letters of credit outstanding. As of December 30, 2008, there were no available borrowings under the Loan and Security Agreement.

A fee of 0.5% per annum multiplied by maximum revolver amounts under the NAI Agreements less the average daily balance of advances that were outstanding during the preceding month is due and payable on a monthly basis.

Debt issuance costs incurred and capitalized for the NAI Agreements totaled approximately $515,000 during 2008. The debt issuance costs incurred with the NAI Agreements have been allocated among the Loan and Security Agreement, the Unsecured Loan Agreement and the Subordinated Unsecured Loan Agreement. The fees allocated to the Loan and Security Agreement are being amortized over the life of the Loan and Security Agreement using the effective interest method. The fees allocated to the Unsecured and Subordinated Unsecured Loan Agreements are being amortized on a straight-line basis over the term of the respective arrangements.

Under the Loan and Security Agreement, substantially all of the assets of the Company and its United States subsidiaries are pledged as collateral. Under the Unsecured Loan Agreement and Subordinated Unsecured Loan Agreement, there are no pledges of collateral or guarantees. The NAI Agreements have restrictions on the following:

1. Our ability to make payments, including dividends and other distributions on our capital stock;

2. Our ability to make acquisitions;

3. Our capital expenditures; and

4. Our ability to repurchase or redeem any shares of our capital stock.

An uncured default may result in the 6.0% and 7.125% Notes being declared immediately due and payable in full. All amounts under each of the NAI Agreements can be repaid or terminated at any time without premium or penalty. See Note 10 for further information regarding the 6.0% and 7.125% Notes.

The failure to satisfy our obligation to repurchase the Notes also had consequences under the NAI Agreements. Specifically, the lenders would have the option in such a circumstance to declare all amounts outstanding under the NAI Agreements immediately due and payable. Borrowings under the NAI Agreements totaled approximately

$90 million as of February 12, 2009. In January 2009, all rights related to the Loan and Security Agreement and the Unsecured Loan Agreement were fully assigned to the Purchaser.

The filing of the Chapter 11 Cases constitutes an Event of Default under the NAI Agreements. The lenders may declare $70 million immediately due and payable of which $30 million is secured, and may also declare the remaining $20 million immediately due and payable. We did not have the ability to satisfy our obligations to repay these amounts.

The acceleration of the due dates of the Notes and debt under the NAI Agreements resulted in additional non-cash expenses of approximately $20.1 million during 2008. These expenses represented the accelerated amortization of deferred debt discounts and debt issuance costs. See Note 10 for additional details regarding the Notes.

NOTE 9:	INCOME TAXES

Valuation Allowance

Because of our operating losses in recent years, we recorded a valuation allowance against our net deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets relating to our foreign operations. As a result, we released the valuation allowance recorded against all of the deferred tax assets of our foreign entities except Australia. In making this determination, we analyzed the foreign entities’ recent history of earnings, forecasts of future earnings, and the nature and timing of future deductions and benefits. The release of the valuation allowance resulted in an income tax benefit of $2,842,000 recorded in 2007. We continue to maintain a valuation allowance against our domestic deferred tax assets. The total valuation allowance increased by $51,715,000, $7,783,000 and $24,924,000 in 2008, 2007 and 2006, respectively.

Pretax Loss

Domestic and foreign components of loss before income taxes consisted of the following:

		December 31,
	2008	2007	2006
	(In thousands)

Domestic	$(192,643)	$(105,227)	$(78,687)
Foreign	3,376	4,883	2,550

Total pretax book loss	$(189,267)	$(100,344)	$(76,137)

Income Tax Provision (Benefit)

Significant components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$—	$—	$—
State	2	1	—
Foreign	163	776	330

Total current	165	777	330
Deferred:
Federal	(66,243)	(36,191)	(23,855)
State	(4,182)	(2,285)	(1,506)
Foreign	230	1,299	564

Total deferred	(70,195)	(37,177)	(24,797)
Valuation allowance	71,737	35,648	26,113

Total provision (benefit) for income taxes	$1,707	$(752)	$1,646

The income tax provision differed from the amount computed using the statutory federal income tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Federal at statutory rate of 35%	$(66,243)	$(35,121)	$(26,648)
State income taxes, net of federal benefit	(4,182)	(2,218)	(1,683)
Valuation allowance	71,737	35,648	26,113
Other, net	395	939	3,864

Total provision (benefit) for income taxes	$1,707	$(752)	$1,646

Income Taxes Payable (Refundable)

Current income taxes payable (refundable) by jurisdiction were as follows:

	December 31,
	2008	2007
	(In thousands)

Federal	$—	$—
State	2	1
Foreign	(310)	609

Income taxes payable (refundable)	$(308)	$610

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of a loss carryforward and temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets resulting from:
Tax loss carryforward	$279,109	$221,127
Accrued liabilities not currently deductible	5,506	9,232
Receivable allowance	9,653	10,337
Tax over book depreciation	1,585	827
Other	10,870	69

Gross deferred tax assets	306,723	241,592

Deferred tax liabilities resulting from:
Goodwill	12,028	10,715
Capitalized product development costs	13,776	20,168
Discount on convertible senior notes	45,251	25,229
Other	400	33

Gross deferred tax liabilities	71,455	56,145

Valuation allowance	(245,044)	(193,329)

Net deferred tax liabilities	$(9,776)	$(7,882)

The deferred tax assets and liabilities recognized in our consolidated balance sheets were as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)

Deferred tax assets — current	$1,164	$1,260
Deferred tax assets — non-current	1,088	1,573

Total deferred tax assets	2,252	2,833
Deferred tax liabilities — current	—	—
Deferred tax liabilities — non-current	(12,028)	(10,715)

Total deferred tax liabilities	(12,028)	(10,715)

Net deferred tax liabilities	$(9,776)	$(7,882)

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

We paid foreign income taxes of $500,000, $537,000, and $5,000 for 2008, 2007 and 2006, respectively. In 2007 we received a foreign tax refund of $2,000. At December 31, 2008, we had a net operating loss carryforward of $750,092,000 for federal income tax purposes which expires from 2021 to 2028, and aggregate net operating loss carry forwards of $204,025,000 for state income tax purposes which expire from 2011 to 2023. Stockholder ownership changes, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, may limit the annual amount of net operating loss carryforward we may use to offset future taxable income. Deferred tax assets (liabilities), prior to affecting these amounts for the valuation allowance, include a net amount of ($449,000) at December 31, 2008, 2007 and 2006, related to net operating losses and deferred tax liabilities that transferred to us in conjunction with the business combinations consummated in 2005 and 2004. If and when we realize the benefit of these net operating losses included in the deferred tax assets, this benefit will be recorded as a decrease to goodwill. If and when we realize the expense of these acquired deferred tax liabilities, this expense will be recorded as an increase to goodwill.

Undistributed earnings of one of our foreign subsidiaries amounted to approximately $1,159,000 and $628,000 as of December 31, 2008 and 2007, respectively. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (adjusted for foreign tax credits).

To the extent we incur income tax related interest and penalties in future periods, we will record such amounts as a component of the provision for income taxes. Income tax returns for the fiscal tax year ended June 30, 2000 to the present are subject to examination by tax jurisdictions.

NOTE 10:	CONVERTIBLE SENIOR NOTES

We have had two separate convertible senior note financing transactions. Also, see Note 2 to the consolidated financial statements for further discussion of the change in control provisions and the acceleration of the redemption date to February 12, 2009.

September 2005 Issuance

In September 2005, we issued $75,000,000 of convertible senior notes due September 30, 2025 (“6.0% Notes”). The 6.0% Notes are senior unsecured obligations and are subordinate to all secured debt obligations. The 6.0% Notes bear interest at 6.00% per annum that is payable semi-annually on March 30 and

September 30 of each year. We recognized $4,500,000 of interest expense related to the stated interest rate for the 6.0% Notes during 2008, 2007 and 2006.

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

Effective April 30, 2007, the conversion rate was adjusted in accordance with the $10.00 Reset Feature so that the conversion price was adjusted to $10.00 per share of common stock. As a result of this conversion rate adjustment, we recorded a $46,050,000 discount on the 6.0% Notes that is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (April 30, 2007) to April 30, 2009, the date at which the holders may first require us to redeem the 6.0% Notes. Amortization related to this discount totaled $30,798,000 during 2008 and $9,965,000 during 2007, and is included in interest expense in the consolidated statements of operations. As a result of the debt discount and debt issuance costs, the effective interest rate on the 6.0% Notes approximated 61% from April 30, 2007, the date of the conversion price adjustment to $10.00 per share of common stock, to April 30, 2009. As noted in Note 2 to the consolidated financial statements, the change in control ultimately changed the redemption date to February 12, 2009 and the amortization of discount was adjusted to this end date. This conversion date adjustment resulted in the recognition of $6,469,000 of additional discount and interest expense during 2008, and resulted in a further increase in the effective interest rate to approximately 178% from November 28, 2008 to February 12, 2009.

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

Total costs related to the issuance of the 6.0% Notes incurred in 2005 of $2,682,000 were capitalized and are being amortized by applying the effective interest method over the period from the issuance date to January 12, 2009, the revised date from the change in control date, at which the holders may require us to repurchase the 6.0% Notes. Amortization related to these costs totaled $891,000, $742,000 and $734,000 during 2008, 2007 and 2006, respectively, and is included in interest expense in the consolidated statement of operations.

May 2006 Issuance

In May 2006, we issued $75,000,000 of 7.125% convertible senior notes due May 31, 2026 (the “7.125% Notes”). The 7.125% Notes are senior unsecured obligations and are subordinate to all secured debt obligations. The 7.125% Notes bear interest at 7.125% per annum that is payable semi-annually on May 31 and November 30 of each year. We recognized $5,344,000, $5,344,000 and $3,132,000 of interest expense related to the stated interest rate for the 7.125% Notes during 2008, 2007 and 2006, respectively.

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

Effective August 8, 2007, the conversion rate was adjusted in accordance with the $6.60 Reset Feature so that the conversion price was adjusted to $6.60 per share of common stock. As a result of this conversion rate adjustment, we recorded an additional $28,040,000 discount on the 7.125% Notes that is being amortized by applying the effective interest method over the period from the date the conversion price was adjusted (August 8, 2007) to May 31, 2010, the original date at which the holders may require us to redeem the 7.125% Notes.

Amortization related to the discounts on the 7.125% Notes totaled $23,011,000, $4,312,000 and $1,129,000 during 2008, 2007 and 2006, respectively, and is included in interest expense in the consolidated statements of operations. As a result of these debt discounts and debt issuance costs, the effective interest rate on the 7.125% Notes will approximate 34% from August 8, 2007, the date of the most recent conversion price adjustment to $6.60 per share of common stock, to May 31, 2010. As noted in Note 2 to the consolidated financial statements, the change in control ultimately changed the redemption date to February 12, 2009 and the amortization of discount was adjusted to this end date. This conversion date adjustment resulted in the recognition of $12,779,000 of additional discount and interest expense during 2008, and resulted in a further increase in the effective interest rate, to approximately 302% from November 28, 2008 to February 12, 2009.

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

The terms of these 7.125% Notes do not prohibit our ability to declare or pay dividends on our common stock, but the payment of dividends may result in an adjustment to the conversion rate of the 7.125% Notes as described above. Also, the holders of the 7.125% Notes are not entitled to voting rights until they elect to convert their notes into shares of our common stock. The terms of the 7.125% Notes limit our ability to incur additional indebtedness and perform certain other business activities.

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

Total costs related to the issuance of the 7.125% Notes incurred in 2006 of $2,269,000 were capitalized and are being amortized by applying the effective interest method over the period from the issuance date to January 12, 2009, the revised date from the change in control date. Amortization related to these costs totaled $1,083,000, $562,000 and $331,000 during 2008, 2007 and 2006, respectively, and is included in interest expense in the consolidated statement of operations.

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

NOTE 12:	COMMON STOCK

Common Stock

We have 200,000,000 shares of common stock, $0.01 par value per share, authorized for issuance, of which 93,540,355 shares were outstanding on December 31, 2008 (excluding 1,445,430 treasury shares). The following amounts have been reserved for future issuance as of December 31, 2008 (in thousands):

Number of
Description	Shares

Common stock option and long-term incentive plans	3,190
Employee stock purchase plan	2,703
Convertible senior notes	20,854

Total	26,747

Savings Plan

Most employees are eligible to participate in a Company sponsored qualified defined contribution plan in the US and in Europe. Most participants may contribute up to 50% of their annual compensation to the plan in the US and 100% of their annual compensation to the plan in Europe. The Company matches the participants’ contributions, up to $1,000 in the US for annual salaries up to $90,000, and up to 7% of the participants’ annual salary in Europe. Matching contributions made by the Company were $583,000, $600,000, and $180,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Employee Stock Purchase Plan

In January 2007, our Board of Directors approved an employee stock purchase plan (the “Plan”) which became effective on March 1, 2007. The Plan allows eligible employees of Midway, as defined by the Plan, to defer through normal payroll deductions a maximum amount of the lesser of a) $10,000 per six-month defined purchase period (not to exceed $25,000 per year) or b) 50% of their compensation, in order to purchase shares of Midway’s common stock at the discounted purchase price of 85% of the fair market value (the closing price as quoted per the New York Stock Exchange) of Midway’s common stock on the last day of each defined purchase period. Each purchase period beginning March 1 and September 1 shall last six months and eligible employees are allowed to join the Plan up through the first day of each purchase period or at which point they meet the eligibility requirements. The maximum number of shares that may purchased by employees under the plan is 3,000,000. During 2008 and 2007, 215,001 and 81,652 shares, respectively, were purchased by eligible employees. At December 31, 2008 and 2007, 2,703,347 and 2,918,348 shares, respectively, were available under the plan. Compensation expense related to the discounted purchase price totaled $48,000 and $73,000 during 2008 and 2007, respectively, and is included in additional paid-in capital on the consolidated balance sheet. The Plan was discontinued in January 2009.

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

Stock-Based Awards

We currently maintain one plan that provides for stock-based compensation, the Midway Games Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”), under which we may grant both incentive stock options and nonqualified stock options, as well as shares of restricted stock and various other types of stock-based awards. The 2005 Plan was approved by our stockholders in June 2005 and replaced all of our previous stock option plans. The shares available for grants under those earlier plans are no longer available under those plans, but are instead available under the 2005 Plan. Awards previously issued under the earlier plans remain in effect under those plans. The 2005 Plan is intended to encourage stock ownership by our directors, officers, employees, consultants and advisors and thereby enhance their proprietary interest in us. Subject to the provisions of the 2005 Plan, the Compensation Committee of our Board of Directors determines which of the eligible directors, officers, employees, consultants and advisors will receive stock-based awards and the terms of such awards, including applicable vesting periods. The 2005 Plan provides that stock options and restricted shares cannot have a term in excess of ten years.

See Note 13 for details on our stock-based awards and stock-based compensation.

NOTE 13:	STOCK-BASED COMPENSATION

Stock-Based Compensation Under SFAS No. 123R

Total stock-based compensation for 2008, 2007 and 2006 was $948,000, $2,368,000 and $6,122,000, respectively, of which $365,000, $738,000 and $943,000 of costs were capitalized during 2008, 2007 and 2006, respectively. These costs are added to capitalized product development costs in the consolidated balance sheet and then amortized after general release of the respective product that is directly related to such costs. Total stock-based compensation consisted of $209,000, $613,000 and $2,603,000 related to Restricted Stock in 2008, 2007 and 2006, respectively; $691,000, $1,682,000 and $3,519,000 related to stock options in 2008, 2007 and 2006, respectively; and $48,000, $73,000 and $0 related to the employee stock purchase plan discount in 2008, 2007 and 2006, respectively.

As of December 31, 2008, we had $1,126,000 of total unrecognized compensation cost related to non-vested stock option awards granted under all equity compensation plans and $0 of total unrecognized compensation cost related to non-performance-based restricted stock awards for which the periods of restriction have not yet lapsed. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. We expect to recognize this cost over a weighted average period of 1.5 years for both stock options and restricted stock. See the discussion of performance-based restricted stock below.

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

Expected Forfeitures.  We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. We applied estimated 16%, 15% and 15% forfeiture rates to all awards still vesting during the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Years Ended December 31,
	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	0.60	0.58	0.70
Risk-free interest rate	3.17%	4.06%	4.54%
Expected lives	5 years	5 years	5 years

Stock Option Activity

The following table summarizes all of our stock option activity for 2008, 2007 and 2006 (shares in thousands):

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	(in thousands)	Price	Contractual Life	(in thousands)

Outstanding at January 1, 2006	4,877	9.65
Granted	104	8.88
Exercised	(240)	4.31		$2,826
Expired	(913)	19.84
Forfeited	(18)	3.52

Outstanding at December 31, 2006	3,810	7.56	5.6 years	$6,961

Granted	968	5.85
Exercised	(42)	3.23		$126
Expired	(77)	13.73
Forfeited	(122)	8.10

Outstanding at December 31, 2007	4,537	$7.12	5.5 years	$138

Granted	60	2.60
Exercised	(25)	2.35		$7
Expired	(2,907)	5.28
Forfeited	(277)	5.87

Outstanding at December 31, 2008	1,388	$6.03	5.7 years	$—

Exercisable at December 31, 2008	854	$6.29	4.4 years	$—

	Years Ended December 31,
	2008	2007	2006

Weighted average grant date fair value of options granted	$1.39	$3.09	$5.37

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 is calculated as the difference between the market price of the underlying common stock at December 31, 2008 and the exercise price of the options for the options that had exercise prices that were lower than the $0.19 closing market price of our common stock at December 31, 2008. The total intrinsic value of options exercised during 2008, 2007 and 2006 was determined as of the date of the respective exercises.

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2008 (shares in thousands):

					Weighted
					Average
					Remaining
			Weighted Average		Contractual
	Shares Covered by Options		Exercise Price		Life
Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding

$2.25 — $3.15	305	248	$2.42	$2.43	4.7
3.60 — 6.55	756	307	5.76	5.63	6.6
6.61 — 9.25	191	168	8.39	8.43	6.0
9.99 — 13.04	72	67	10.91	10.87	3.1
13.70 — 16.57	64	64	13.97	13.97	1.6

	1,388	854	6.03	6.29	5.7

During 2008, 2007 and 2006, the stock option exercise activity above resulted in total proceeds of $59,000, $138,000 and $1,036,000, respectively. Amounts reflected in the consolidated statements of cash flows differ from these amounts due to the timing of cash received related to the exercises. There were no amounts receivable from employee stock option exercises at December 31, 2008 and 2007.

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

Restricted stock — non-performance-based awards

Total stock-based compensation cost related to the non-performance-based restricted stock awards was $207,000, $613,000 and $2,603,000 during 2008, 2007 and 2006 respectively.

The following tables summarize our non-performance-based restricted stock amounts and activity for 2008, 2007 and 2006 (shares in thousands):

		Weighted
		Average
		Grant
	Shares	Price

Outstanding at January 1, 2006	430	$9.89
Granted	—	—
Vested	(303)	8.86
Forfeited	(20)	9.41

Outstanding at December 31, 2006	107	11.47
Granted	—	—
Vested	(73)	10.31
Forfeited	—	—

Outstanding at December 31, 2007	34	13.92
Granted	—	—
Vested	(34)	13.92
Forfeited	—	—

Outstanding at December 31, 2008	—	—

The total value of awards vesting was $468,000, $747,000 and $2,691,000 during 2008, 2007 and 2006, respectively.

Restricted stock — performance-based awards

We granted 20,000 and 645,000 shares of restricted stock to certain key members of management under the Plan in 2008 and 2007, respectively. In addition, thirteen employees forfeited a total of 280,000 shares and four employees forfeited a total of 50,000 shares as a result of terminating their employment with the Company during 2008 and 2007, respectively. The remaining 335,000 shares of restricted stock are restricted as to transfer until the date we file our Annual Report on Form 10-K for the year ending December 31, 2008 with the Securities and Exchange Commission. Some or all of the restricted stock may be forfeited on such date if certain financial targets are not achieved for the year ending December 31, 2008. Upon achieving the financial targets, up to one-third of the restricted stock vests upon the filing date, and another one-third of the restricted stock vests on the first anniversary and on the second anniversary of the filing date. The restricted stock will also be forfeited if we cease to be subject to the reporting obligations under the Securities Exchange Act of 1934, upon certain changes in control or upon termination of employment of the person holding such restricted stock. No compensation expense was recorded in 2008 nor in 2007 related to this grant since the achievement of the 2008 financial targets was not probable. These awards have a weighted average grant date fair value of $5.60 and could result in the recognition of a maximum of $1,877,000 of compensation expense in future periods should the performance conditions be achieved. Such compensation expense would be recognized during the period from January 2009 through March 2009. At the end of fiscal year December 31, 2008, it was assessed that the achievement of the performance conditions did not occur.

NOTE 14:	SALE AND LEASEBACK AGREEMENTS

During January 2008, Midway’s Board of Directors approved sale and leaseback transactions for four of its properties located in Chicago, Illinois. As a result, in January 2008 Midway reclassified the properties from property and equipment to assets held for sale on the consolidated balance sheet and ceased depreciation of these assets.

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

On November 6, 2008, Midway entered into a sale and leaseback agreement for the remaining property. The property was sold and leased back for a lease term through November 6, 2010 at a monthly rental fee of $20,000. The sale price of the property was $2,500,000, plus a potential sale price premium valued at a minimum of $4,860,000 if certain criteria are met. The sale price premium is expected to be determined on or before August 6, 2009.

As of the date of the agreement for the remaining property, Midway had received $2,385,000 in cash (the total purchase price, excluding the sale price premium, less $115,000 of closing costs) and recorded writedowns on the property totaling $1,518,000. The writedowns were included in research and development, selling and marketing, and administrative expense on the consolidated statement of operations. The cash received less rental payments made, totaling $2,425,000, was included in other accrued liabilities on the consolidated balance sheet. The net realizable value of the assets sold, totaling $2,464,000, is recorded in assets held for sale on the consolidated balance sheet as of December 31, 2008 pending the determination of the sale price premium.

NOTE 15:	RESTRUCTURING AND OTHER CHARGES (BENEFITS)

In August 2008, we cancelled a specific game which resulted in a workforce reduction in our Austin, Texas facility. The majority of the headcount reduction of 86 employees occurred in August 2008. The cancelled game resulted in total charges, including impairment and writedown of related software development costs, severance pay, accrued vacation pay and licensing and other charges, totaling approximately $11.7 million during the third quarter of 2008. Approximately $10.2 million of the total charges were non-cash in nature.

In December 2008, we announced a reduction in force affecting approximately 180 full-time employees, or 25% of our workforce. The employee terminations affected substantially all of our functional groups, including all remaining employees at our Austin, Texas, studio and substantial reductions in force in our Chicago, Illinois, and San Diego, California, locations. Also, we suspended several of our non-core prototype games in development.

With respect to the cancelled game and restructuring plan, we incurred the following aggregate amounts which are reflected in the restructuring and other charges (benefits) line item within the statement of operations for 2008 (in thousands). There are no anticipated future expenses related to the cancelled game or 2008 restructuring plan.

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

A reconciliation of the January 1, 2006 to December 31, 2008 liability balances arising from restructuring activities is summarized as follows (in thousands):

	Impairment of	Severance	Lease and	Impairment
	Capitalized	and	Long-Term	of Fixed and
	Product	Accrued	Commitments	Intangible
	Development	Vacation	and Other	Assets and
	Costs	Costs	Costs	Goodwill	Total

Balances at January 1, 2006	$—	$—	$1,286	$—	$1,286

Provision (benefits)(a)	—	—	(130)	—	(130)
Usage/payouts	—	—	(245)	—	(245)

Balances at December 31, 2006	—	—	911	—	911

Provision (benefits)(b)	—	—	(783)	—	(783)
Other	—	—	(128)	—	(128)

Balances at December 31, 2007	—	—	—	—	—

Provision	10,242	3,859	198	—	14,299
Usage/payouts(c)	(10,242)	(1,297)	(198)	—	(11,737)

Balances at December 31, 2008	$—	$2,562	$—	$—	$2,562

(a)	During 2006, we recorded reversals of previously accrued charges totaling $251,000 related to changes in estimates of accrued facility lease expense and sublease income.

(b)	During 2007, the benefit recorded relates to a change in the estimated amount of previously awarded grants that may be required to be refunded by our subsidiary to the Commonwealth of Australia.

(c)	During 2008, we paid severance totaling $1,297,000 to employees affected by restructuring activities.

Accrued severance and vacation costs are included in accrued compensation and related benefits on the consolidated balance sheets.

NOTE 16:	COMMITMENTS

We lease various office facilities, a warehouse and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at December 31, 2008 as follows (in thousands):

2009	$3,383
2010	2,791
2011	2,528
2012	2,399
2013	1,549
Thereafter	172

$12,822

Rent expense for 2008, 2007, and 2006 was $3,857,000, $4,497,000 and $4,935,000, respectively. This gross rent expense was reduced by sublease income in each period of $0, $144,000 and $58,000, respectively.

Additionally, we enter into certain licenses and development agreements that require non-cancelable payments in future periods. Some of these agreements provide for advance payments or guarantee minimum payments of royalties and marketing expenses. Future minimum payments due under these agreements at December 31, 2008 are as follows (in thousands):

2009	$883
2010	—
2011	—
2012	50
2013	—
Thereafter	—

$933

NOTE 17:	LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation and disputes incidental to the conduct of our business, none of which, in our opinion, is likely to have a material adverse effect on us. No amounts have been accrued related to legal proceedings at December 31, 2008.

On February 12, 2009, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption “Midway Games Inc., et al., Debtors, Case No. 09-10465(KG).” Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which are not involved in the Chapter 11 Cases or other similar proceedings elsewhere, and are not Debtors. The assets and liabilities and results of operations of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements. As debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors. In addition, Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company’s business.

Beginning on June 1, 2007, two shareholders’ derivative lawsuits were filed against certain directors and officers of Midway Games Inc. (“Midway”) and nominally against Midway in the Circuit Court of Cook County, Illinois: Rosenbaum Capital, LLC, Derivatively and on Behalf of Midway Games Inc., Plaintiff, vs. David F. Zucker, Thomas E. Powell, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant and Murray Zucker, Derivatively and on Behalf of Midway Games Inc., Plaintiff, v. Thomas E. Powell, David F. Zucker, Deborah K. Fulton, Steven M. Allison, James R. Boyle, Miguel Iribarren, Kenneth D. Cron, Shari E. Redstone, William C. Bartholomay, Peter C. Brown, Joseph A. Califano, Jr., Ira S. Sheinfeld, and Robert N. Waxman, Defendants, and Midway Games Inc., a Delaware corporation, Nominal Defendant. The complaints allege that, between April 2005 and the present, defendants made misrepresentations to the investing public through their involvement in drafting, producing, reviewing, approving, disseminating, and or controlling the dissemination of statements that plaintiffs claim were false and misleading in violation of the securities laws, and that certain defendants sold Midway common stock on the basis of the alleged misrepresentations. Plaintiff also allege that defendants breached their fiduciary duties to Midway and its shareholders by failing in their oversight responsibility and by making or permitting to be made material false and misleading statements concerning Midway’s business prospects and financial condition. Plaintiffs seek to recover damages and to institute corporate governance reforms on behalf of Midway. On December 13, 2007, the Court dismissed the Zucker v. Powell, et al. lawsuit as duplicative of the Rosenbaum Capital LLC v. Zucker, et al. lawsuit, which remains pending. On February 22, 2008, Rosenbaum Capital, LLC filed an Amended Complaint, adding Sidney Kallman as an additional plaintiff and naming Robert

Steele and Sumner Redstone as additional defendants. On May 22, 2008, all of the Defendants responded to the Amended Complaint with Motions to Dismiss. On July 16, 2008, the Plaintiffs filed a motion for an extension of time to respond to the directors’ Motion to Dismiss in order to take discovery. By agreed order, briefing on the Motions to Dismiss and all discovery was stayed pending resolution of the Plaintiffs’ motion. That motion was denied on October 20, 2008. On December 4, 2008, the Plaintiffs voluntarily dismissed the action, without prejudice.

Beginning on July 6, 2007, a number of putative securities class actions were filed against Midway, Steven M. Allison, James R. Boyle, Miguel Iribarren, Thomas E. Powell and David F. Zucker in the United States District Court, Northern District of Illinois. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between August 4, 2005 and May 24, 2006 (the “Class Period”). Plaintiffs allege that defendants made a series of misrepresentations and omissions about Midway’s financial well-being and prospects concerning its financial performance, including decisions regarding reductions in force, our need to seek additional capital, and decisions by Sumner Redstone and his related parties with respect to their ownership or trading of our common stock, that had the effect of artificially inflating the market price of the Company’s securities during the Class Period. Plaintiffs also claim that defendants lacked a reasonable basis for our earnings projections, which plaintiffs alleged were materially false and misleading. Plaintiffs seek to recover damages on behalf of all purchasers of our common stock during the Class Period. The actions have all been consolidated, and on October 16, 2007, the Court appointed lead plaintiffs and lead counsel. Lead plaintiffs filed a Consolidated Amended Complaint on December 17, 2007, making the same allegations and asserting the same claims. Midway and the individual defendants filed motions to dismiss the Consolidated Amended Complaint in its entirety on February 15, 2008. Plaintiffs’ filed a response to the motions on March 20, 2008 and the defendants filed replies on April 8, 2008. On February 20, 2009, Midway filed a suggestion of bankruptcy, informing the Court of Midway’s February 12, 2009 bankruptcy petition in the Bankruptcy Court. In response, Plaintiffs filed a notice on March 3, 2009 voluntarily dismissing Midway from the action, without prejudice. The Court dismissed Midway from the case on March 11, 2009, terminating the action as to Midway. The action remains pending against the remaining defendants.

NOTE 18:	RELATED PARTY TRANSACTIONS

Majority Shareholder and Directors

Sumner M. Redstone, our controlling shareholder until November 28, 2008, is Chairman of the board and Chief Executive Officer of NAI. In addition, two former members of our Board of Directors also serve as directors or executives for NAI. Shari E. Redstone (Mr. Redstone’s daughter), who served as the Chair of our Board of Directors until her resignation in November 2008, currently serves as President and a director of NAI and Robert J. Steele, who served as a member of our Board of Directors until his resignation in December 2008, serves as Vice President — Strategy and Corporate Development of NAI.

On February 29, 2008, Midway Home Entertainment Inc. and Midway Amusement Games, LLC (as Borrowers), and Midway Games Inc., Midway Games West Inc., Midway Interactive Inc., Midway Sales Company, LLC, Midway Home Studios Inc., Surreal Software Inc., Midway Studios-Austin Inc., and Midway Studios-Los Angeles Inc. (as U.S. Credit Parties) terminated the Amended LSA with WFF and entered into the NAI Agreements. See Note 8 for details regarding the NAI Agreements.

On September 15, 2008, the Company entered into the Factoring Agreement with NAI. See Note 7 for details regarding the Factoring Agreement.

As noted above, Sumner M. Redstone is Chairman of the board and Chief Executive Officer of NAI, Ms. Redstone currently serves as President and a director of NAI and Mr. Steele serves as Vice President — Strategy and Corporate Development of NAI. NAI is the parent company of both Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”), a company spun off from Viacom late in 2005. Mr. Redstone serves as Chairman of the board for both Viacom and CBS and Ms. Redstone serves as Vice Chair of the board for both Viacom and CBS. Also, Joseph A. Califano, Jr., a member of our Board of Directors, serves as a director of CBS. Mr. Califano also served as a director of Viacom from 2003 until the split of Viacom and CBS in 2005.

Midway has historically conducted business with Viacom and companies affiliated with Viacom and Mr. Redstone. During 2005, we announced a strategic relationship with MTV Networks (“MTV”), a subsidiary of Viacom, to jointly market three video game titles, and collaborate on soundtrack development for two of these titles. Under the terms of the agreement, MTV has the option to provide us with varying levels of marketing and promotional support for these video games. We may then include various agreed-upon MTV properties and trademarks within the respective video games. Also, we will be required to then pay to MTV varying levels of marketing and production costs based upon the amount of support provided by MTV, as well as royalties from game sales based upon the amount of support provided by MTV and the number of units sold and profitability of the game. L.A. RUSH, initially released in October 2005, was the first of the three titles to be released under the relationship. Selling and marketing purchases from MTV totaled $236,000, $256,000, and $460,000 in 2008, 2007 and 2006, respectively. Royalties owed to MTV based upon game sales of L.A. RUSH totaled $3,000 and $89,000 in 2008 and 2007, respectively. At December 31, 2008 and 2007, we had amounts outstanding of $105,000 and $3,000 due to MTV, respectively, included in accounts payable.

Selling and marketing expenses incurred from advertising purchases with other Viacom affiliates totaled $4,454,000, $1,943,000, and $3,708,000 during 2008, 2007 and 2006, respectively. We also had amounts outstanding of $1,881,000 and $498,000 due to other Viacom affiliates included in accounts payable at December 31, 2008 and 2007, respectively. Net revenues generated from Viacom affiliates totaled $0, $0, and $13,000 in 2008, 2007 and 2006, respectively. There were no amounts outstanding from Viacom affiliates at either December 31, 2008 or 2007.

William C. Bartholomay, a member of our Board of Directors, was President of Near North National Group, insurance brokers, which we retained to provide insurance brokerage services. He is currently Group Vice Chairman of Willis Group Holdings, Ltd. and Vice Chairman of Willis North America, Inc., insurance brokers which we retain to provide insurance brokerage services. We have retained these companies or their affiliates as insurance brokers and have paid premiums to obtain insurance placed by these brokers totaling in the aggregate $1,125,000, $1,865,000, and $1,715,000 for 2008, 2007 and 2006, respectively. No amounts were owed to Willis Group Holdings, Ltd. and affiliates or Near North National Group at December 31, 2008 or 2007.

In addition to the Board members discussed above, see Note 19 to the consolidated financial statements for changes to our related party relationships that occurred since December 31, 2008.

Consolidated German Subsidiary Management

We operate a wholly-owned subsidiary in Munich, Germany, Midway Games GmbH (“MGG”). Two members of MGG’s management are the sole shareholders of F+F Publishing GmbH (“F+F”). F+F is primarily in the business of distributing video games and other products to retailers. One of these MGG employees is also the Managing Director of F+F. We sell products directly to retailers, distributors and F+F. F+F sells our products to various retailers. We generated net revenues of $0, $0 and $37,000 from sales to F+F during 2008, 2007 and 2006, respectively. In addition, we purchase certain products, primarily video games developed by third parties, from F+F and in turn sell these products to retailers and distributors. We incurred costs of sales of $1,068,000, $1,001,000 and $488,000 related to this activity during 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, we made payments of approximately $1,174,000, $993,000 and $341,000, respectively, related to purchases from F+F. Also, the full amount due to us from sales of our products to F+F during 2006 was settled against the outstanding payable to F+F as of December 31, 2006. As a result, we had net payables of $49,000 and $162,000 due to F+F at December 31, 2008 and 2007, respectively, which are included in accounts payable.

NOTE 19:	SUBSEQUENT EVENTS

On January 15, 2009, the Company entered into an Amended and Restated Waiver and Forbearance Agreement dated January 14, 2009 with the Holders of the 7.125% Notes (the “7.125% Agreement”) and (ii) a Waiver and Forbearance Agreement with the Holders of the 6.0% Notes (the “6.0% Agreement” and together with the 7.125% Agreement, the “Agreements”). All of the Holders of the 7.125% Notes entered into the 7.125% Agreement and Holders representing approximately 98% of the 6.0% Notes entered into the 6.0% Agreement (collectively the “Signing Holders”).

Pursuant to the Agreements, the Signing Holders deferred their rights under the 6.0% and 7.125% Notes Indentures to require the Company to repurchase the 6.0% and 7.125% Notes and forbear from taking any action under such Indentures through the close of business on February 12, 2009. As a condition to the effectiveness of the Agreements, the Company was required to, and did, enter into an agreement with National Amusements Inc. (“NAI”) and Acquisition Holdings Subsidiary I LLC (“AHS” and together, the “Lenders”), pursuant to which the Lenders (including NAI and AHS) agreed to (i) suspend, until and including February 12, 2009, the cash sweep features under the Unsecured Loan Agreement dated February 29, 2008, and (ii) forbear, until and including February 12, 2009, from exercising any rights they may have with respect to any default or event of default under the Loan and Security Agreement dated February 29, 2008, the Loan Agreements and the Factoring Agreement, dated September 15, 2008 that may arise as a result of the failure of the Company to pay on January 16, 2009 the Fundamental Change Repurchase Price to Tendering Holders.

On January 29, 2009, Peter C. Brown resigned from the Company’s Board of Directors (the “Board”) and the Board appointed Matthew V. Booty, the Company’s President and Chief Executive Officer, to serve as the Board’s Chairman.

On February 9, 2009, we entered into an agreement with Ubisoft Entertainment, S.A. (“Ubisoft”), a third-party publisher and developer, to publish Wheelman, an open-world driving game starring actor Vin Diesel. Ubisoft will handle sales, marketing, and distribution of Wheelman in North America, South America, Australia, New Zealand, France, Germany, Austria, Ireland and the United Kingdom. Wheelman was released in March 2009. We continued to direct the development of the title through completion, retain all future rights to the franchise and are selling the title in all other European territories. Based upon the terms of the agreement, unamortized capitalized product development costs exceed the estimated future net realizable value and a charge to cost of sales of approximately $8,000,000 was made in the first quarter of 2009.

On February 12, 2009, the Company and its U.S. subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of the Chapter 11 Cases. The Debtors are operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the Chapter 11 Cases.

The filing of the Chapter 11 Cases constitutes an event of default under both the Notes and the NAI Agreements. Under the Notes, the $150 million of principal and accrued and unpaid interest became immediately due and payable. Under the NAI Agreements, the lenders may declare $70 million immediately due and payable of which $30 million is secured, and also may declare the remaining $20 million immediately due and payable.

As part of the Chapter 11 Cases, the Company also filed with the Bankruptcy Court motions that would allow the Company to continue normal operations with uninterrupted performance of agreements with customers in accordance with existing business terms during the Chapter 11 Cases.

On February 13, 2009, the Company received written notice that the New York Stock Exchange (“NYSE”) had suspended trading in the Company’s Common Shares immediately. The NYSE noted that it reached this decision in view of the Company’s Chapter 11 Cases filed in the Bankruptcy Court. The Company’s Common Shares are currently trading under the symbol “MWYGQ” on Pink Sheets®, a real-time quotation service maintained by Pink Sheets LLC.

MIDWAY GAMES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Column C
	Column A	Column B	Additions		Column D	Column E
		Balance at	Charged to	Charged to		Balance at
		Beginning of	Costs and	Other		End of
Period	Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2008	Allowance for doubtful accounts	$350,000	$4,585,000	$—	$309,000	$4,626,000
	Allowance for price protection, returns and discounts	32,160,000	51,987,000	—	60,330,000	23,817,000
	Deferred tax asset valuation allowance	193,329,000	71,737,000	—	20,022,000	245,044,000
Year Ended December 31, 2007	Allowance for doubtful accounts	$1,315,000	$320,000	$—	$1,285,000	$350,000
	Allowance for price protection, returns and discounts	18,093,000	45,989,000	—	31,922,000	32,160,000
	Deferred tax asset valuation allowance	185,546,000	35,648,000	—	27,865,000	193,329,000
Year Ended December 31, 2006	Allowance for doubtful accounts	$1,263,000	$241,000	$—	$189,000	$1,315,000
	Allowance for price protection, returns and discounts	14,867,000	33,900,000	—	30,674,000	18,093,000
	Deferred tax asset valuation allowance	160,622,000	26,113,000	—	1,189,000	185,546,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of April, 2009.

MIDWAY GAMES INC.

By:	/s/ MATTHEW V. BOOTY
Matthew V. Booty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MATTHEW V. BOOTY Matthew V. Booty	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 6, 2009

/s/ RYAN G. O’DESKY Ryan G. O’Desky	Chief Financial Officer, Senior Vice President — Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 6, 2009

/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	April 6, 2009

/s/ JOSEPH A. CALIFANO, JR. Joseph A. Califano, Jr.	Director	April 6, 2009

/s/ ROBERT N. WAXMAN Robert N. Waxman	Director	April 6, 2009

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant dated October 25, 1996, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A, as amended, File No. 333-11919, filed on October 18, 1996 and effective October 29, 1996 (the “S-1 Registration Statement”).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated February 25, 1998, incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A, Amendment No. 1, filed on April 20, 1998.
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated August 5, 2003, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant dated February 17, 2004, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-113077, initially filed on February 25, 2004.
3.5		Amended and Restated By-laws of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-116334, initially filed on June 10, 2004 (the “6/10/04 S-3”).
3.6		Composite Amended and Restated By-laws of the Registrant dated June 13, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
4.1		Indenture, dated as of September 19, 2005, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s current report on Form 8-K filed on September 19, 2005 (the “9/19/2005 8-K”).
4.2		Registration Rights Agreement, dated as of September 19, 2005 between the Registrant and Banc of America Securities, LLC, as representative of the Initial Purchasers, incorporated herein by reference to the 9/19/2005 8-K.
4.3		Indenture, dated as of May 30, 2006, between the Registrant and Wells Fargo Bank, National Association, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2006 (the “5/30/06 8-K”).
4.4		Registration Rights Agreement, dated as of May 30, 2006, between the Registrant and Banc of America Securities, LLC, incorporated herein by reference to the 5/30/06 8-K.
4.5		Notice of Adjustment, dated July 13, 2006, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2006.
4.6		Notice of Adjustment, dated April 30, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 30, 2007.
4.7		Notice of Adjustment, dated August 22, 2007, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on August 27, 2007.
10	.1*	1996 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration statement on Form S-1/A, as amended, File No. 333-11919, filed on October 25, 1996 and effective October 29, 1996.
10	.2*	1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on June 24, 1998 (File No. 333-57583).
10	.3*	1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on December 4, 1998 (File No. 333-68373).
10	.4*	1999 Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on March 5, 1999 (File No. 333-73451).
10	.5*	2000 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 26, 2000.
10	.6*	Amendment to 1998 Stock Incentive Plan, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed on November 14, 2001.
10	.7*	2002 Stock Option Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on December 5, 2001.

Exhibit
No.		Description

10	.8*	Letter Agreement dated as of March 21, 2001, between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Transition Report on Form 10-KT-405 for the six-month transition period ended December 31, 2001, filed on March 28, 2002.
10	.9*	2002 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on August 26, 2002 (File No. 333-98745).
10	.10*	Letter Agreement dated as of February 10, 2003 between the Registrant and Thomas E. Powell regarding Mr. Powell’s employment by the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 28, 2003.
10	.11*	Executive Employment Agreement made as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2003 (the “5/7/03 8-K”).
10	.12*	Stock Option Agreement made as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.13*	Stock Option Agreement under 2002 Stock Option Plan made as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10	.14*	Restricted Stock Agreement entered into as of May 6, 2003, between the Registrant and David Zucker, incorporated herein by reference to the 5/7/03 8-K.
10.15		PlayStation® 2 CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Registration Statement on Form S-3/A, filed on August 18, 2003 (the “August 2003 S-3/A”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.)
10.16		PlayStation® 2 Licensed Publisher Agreement dated November 14, 2000 between Sony Computer Entertainment Europe Limited and Midway Games Limited, incorporated herein by reference to the August 2003 S-3/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 406 under the Securities Act of 1933, as amended.).
10	.17*	Waiver, dated as of April 5, 2004, by David F. Zucker, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2004.
10	.18*	Amendment to Stock Option Plans of the Registrant, incorporated herein by reference to the 6/10/04 S-3.
10.19		Letter Agreement entered into as of September 20, 2004 amending the PlayStation®2 CD-ROM/DVD-ROM Licensed Publisher Agreement effective as of April 1, 2000 between Sony Computer Entertainment America Inc. and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2004, filed on November 8, 2004 (the “9/30/2004 10-Q”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10	.20*	First Amendment to Restricted Stock Agreement made as of October 18, 2004, between the Registrant and David F. Zucker, incorporated herein by reference to the 9/30/2004 10-Q.
10	.21*	2000 Stock Option/Stock Issuance Plan for Midway Studios — Austin Inc. and Form of Stock Option Agreement, incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120347, filed on November 10, 2004.
10	.22*	2004 Form of Indemnification Agreement authorized to be entered into between the Registrant and officers and directors of the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005 (the “2004 10-K”).
10	.23*	Form of Stock Option Agreement For Directors used currently by the Registrant for directors under its stock option plans, incorporated herein by reference to the 2004 10-K.
10	.24*	Form of Stock Option Agreement For Employees used currently by the Registrant for employees under its stock option plans, incorporated herein by reference to the 2004 10-K.

Exhibit
No.		Description

10	.25*	Amended and Restated Midway Incentive Plan, incorporated herein by reference to the 2004 10-K.
10	.26*	2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s definitive proxy statement filed on April 29, 2005 (File No. 001-12367).
10	.27*	Form of Stock Option Agreement used currently by the Registrant for employees under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the 6/30/2005 10-Q.
10	.28*	Form of Restricted Stock Agreement used currently by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2005.
10	.29*	Form of Non-Employee Director Stock Option Agreement under the 2005 Long-Term Incentive Plan incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2006.
10.30		Xbox 360 Publisher License Agreement entered into as of October 25, 2006 by and between Microsoft Licensing, GP and Midway Home Entertainment Inc., incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 12, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.31		Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto, and Wells Fargo Foothill, Inc., dated as of June 29, 2007, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.
10.32		First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of July 31, 2007, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.
10.33		Unreal® Engine 3 License Agreement by and between Epic Games, Inc. (“Epic”) and Midway Home Entertainment Inc. (“MHEI”), dated as of January 14, 2005, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.34		Amendment No. 1 to Unreal® Engine 3 License Agreement by and between Epic and MHEI, dated as of December 5, 2005 incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10	.35*	Second Form of Restricted Stock Agreement used by the Registrant for management under its 2005 Long-Term Incentive Plan, incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.
10.36		Waiver and Second Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, the lenders thereto and Wells Fargo Foothill, Inc., dated as of January 2, 2008 incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (the “2007 10-K”).
10	.37*	Confidential Settlement Agreement and General Release by and between the Registrant and Steven M. Allison dated January 24, 2008 incorporated herein by reference to the 2007 10-K.
10.38		Amendment to the Xbox 360 Publisher License Agreement effective as of October 12, 2007 between Microsoft Licensing, GP and Midway Home Entertainment Inc. incorporated herein by reference to the 2007 10-K. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

Exhibit
No.		Description

10.39		Confidential License Agreement for the Wii Console between Nintendo of America Inc. and Midway Home Entertainment Inc. effective November 19, 2006 incorporated herein by reference to the Registrant’s Current Report on Form 10-K/A, Amendment No. 2 filed on October 27, 2008 (the “2007 10-K/A”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.40		License Agreement for the Nintendo DS System (EEA, Australia and New Zealand) dated June 18, 2006 between Nintendo Co., Ltd. and Midway Games Limited incorporated herein by reference to the 2007 10-K/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10	.41*	Sales Incentive Bonus Plan for Martin Spiess dated April 20, 2007 incorporated herein by reference to the 2007 10-K/A. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.42		Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, and National Amusements, Inc., dated as of February 29, 2008 incorporated herein by reference to the 2007 10-K.
10.43		Continuing Guaranty dated as of February 29, 2008, between the Registrant and specified subsidiaries in favor of National Amusements, Inc. incorporated herein by reference to the 2007 10-K.
10.44		Intercompany Subordination Agreement dated as of February 29, 2008 among the Registrant, specified subsidiaries of the Registrant and National Amusements, Inc. incorporated herein by reference to the 2007 10-K.
10.45		Unsecured Loan Agreement dated as of February 29, 2008, by and between the Registrant and National Amusements, Inc. incorporated herein by reference to the 2007 10-K.
10.46		Unsecured Subordinated Loan Agreement dated as of February 29 2008, by and between the Registrant and National Amusements Inc. incorporated herein by reference to the 2007 10-K.
10	.47*	Letter Agreement dated as of March 19, 2008 between Midway Games Inc. and Matthew V. Booty, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on March 20, 2008.
10	.48*	Memorandum to Matthew V. Booty Regarding Performance-Based Bonuses for Interim CEO and President dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, Amendment No. 2, filed on October 21, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10	.49*	Midway Games Inc. Memorandum to Ryan O’Desky Regarding Terms of Employment dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on April 11, 2008 (the “4/11/08 8-K”).
10	.50*	Midway Games Limited Memorandum to Martin Spiess Regarding Terms of Employment dated April 8, 2008, incorporated herein by reference to the 4/11/08 8-K.
10	.51*	Midway Games Limited Memorandum to Martin Spiess Regarding Sales Incentive Bonus Plan dated April 8, 2008, incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, Amendment No. 1, filed on October 21, 2008. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.52		Factoring Agreement by and among National Amusements, Inc., Midway Home Entertainment Inc., and Midway Amusement Games, LLC dated September 15, 2008 incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2008 (the “9/18/08 8-K”). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

Exhibit
No.	Description

10.53	Amendment No. 2 to Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, and National Amusements, Inc., dated as of September 15, 2008 incorporated herein by reference to the 9/18/08 8-K. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.54	Amendment No. 2 to Unsecured Loan Agreement, by and between the Registrant and National Amusements Inc., dated as of September 15, 2008 incorporated herein by reference to the 9/18/08 8-K. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.55	Amendment No. 2 to Unsecured Subordinated Loan Agreement by and between the Registrant and National Amusements Inc., dated as of September 15, 2008 incorporated herein by reference to the 9/18/08 8-K. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.56	Global PlayStation 3 Format Licensed Publisher Agreement effective as of September 26, 2008 by and between Sony Computer Entertainment America Inc. and Midway Home Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
10.57	Amendment No. 1 to Loan and Security Agreement by and among the Registrant, specified subsidiaries of the Registrant, and National Amusements, Inc., dated as of August 19, 2008.
10.58	Amendment No. 1 to Unsecured Loan Agreement, by and between the Registrant and National Amusements Inc., dated as of August 19, 2008.
10.59	Amendment No. 1 to Unsecured Subordinated Loan Agreement by and between the Registrant and National Amusements Inc., dated as of August 19, 2008.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Indicates a management contract or compensatory plan or arrangement.