Form 10-K/A
period 2008-12-31
MIDWAY GAMES INC
filed 2009-04-29
CIK 1022080

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
     The aggregate market value of the 11,222,001 shares of Common Stock held by non-affiliates of the registrant on June 30, 2008 was $24,688,402. This calculation was made using a price per share of Common Stock of $2.20, the closing price of the Common Stock on the New York Stock Exchange on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On April 20, 2009, the number of shares of Common Stock outstanding, excluding 1,285,430 treasury shares, was 92,254,925 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

EXPLANATORY NOTE
          Midway Games Inc. filed a Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”) with the Securities and Exchange Commission on April 6, 2009. This Amendment No. 1 is being filed for the purpose of providing the information required by Part III of Form 10-K. This information was intended to be incorporated by reference to the Midway Games Inc. Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), however, the Proxy Statement will not be filed within 120 days after the end of the fiscal year ended December 31, 2008 and the information is therefore provided herein.
          For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III of the Original Filing has been amended and restated in its entirety. The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Part IV of the Original Filing has been amended to include an additional material agreement and should be read in conjunction with Part IV of the Original Filing. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.
          In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Identification of Directors and Executive Officers. Below is information about our executive officers and directors. There is no family relationship between any of our directors or executive officers. Each director is elected until the next annual meeting or until his/her earlier resignation or removal. Executive officers are elected annually by our board of directors. Each member of our board of directors was elected at our 2008 Annual Meeting of Stockholders except, Matthew V. Booty who was appointed by our board of directors in January 2009.

Name and Age	Position(s) with Midway	Committee(s)
Matthew V. Booty (43)	Chairman, President and Chief Executive Officer
Ryan G. O’Desky (33)	Senior Vice President — Finance, Chief Financial Officer, Treasurer and Principal Accounting Officer
Deborah K. Fulton (45)	Senior Vice President, Secretary and General Counsel
Miguel Iribarren (43)	Senior Vice President — Publishing
Martin Spiess (43)	Executive Vice President — International (Midway Games Limited)
William C. Bartholomay (80)	Director	(1),(2)*,(3),(4)
Joseph A. Califano, Jr. (77)	Director	(1),(2),(3)*,(4)
Robert N. Waxman (72)	Director	(1)*,(4)

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

(4)	Member of the Special Committee of the Board of Directors

(*)	Indicates chair of committee whose number precedes the asterisk (*).
Biographical Information
     Matthew V. Booty was appointed Chairman of the board of directors in January 2009 and has served as President and Chief Executive Officer since October 2008. Prior to that, Mr. Booty served us as Interim President and Chief Executive Officer from March 2008 until October 2008 and as Senior Vice President — Worldwide Studios from June 2005 until October 2008. Prior to that, he served as our Senior Vice President —Product Development between June 2004 and June 2008 and between June 1999 and June 2004, he served our wholly-owned subsidiary, Midway Amusement Games, LLC in various capacities in its product development organization, ultimately being promoted to Vice President —Product Development in June 2002.
     Ryan G. O’Desky has been our Chief Financial Officer, Senior Vice President —Finance and Treasurer since November 2008. Prior to that, Mr. O’Desky served us as Interim Chief Financial Officer, Vice President —Finance, Controller and Treasurer from February 2008 until November 2008. He also served us as Vice President —Finance, Controller, and Assistant Treasurer from November 2007 until February 2008 and served as Chief Internal Auditor from May 2007 to November 2007. Prior to joining us, from June 2002 until May 2007, Mr. O’Desky served as a Senior Manager of Audit within the Audit and Enterprise Risk Services Division of Deloitte & Touche LLP, a professional services firm. From 1998 to 2002, Mr. O’Desky served as an experienced senior auditor within the Assurance & Business Advisory Department of Arthur Andersen LLP, a professional services firm.
     Deborah K. Fulton has served as our Senior Vice President, Secretary and General Counsel since January 2002. She served us as Vice President, Secretary and General Counsel from May 2000 to January 2002. She was employed by us as Senior Counsel from 1998 until May 2000 and by Williams Electronic Games, Inc. (“WMS”) as Senior Counsel from 1994 to 1998. Formerly, she was employed by the law firm of Gardner Carton & Douglas from 1988 until 1994.
     Miguel Iribarren has served as our Senior Vice President —Publishing since April 2008. He served us as Vice President —Publishing from July 2005 until April 2008 and prior to that as Vice President, Corporate Communications and Strategic Planning from February 2002 to July 2005. Prior to joining Midway, Mr. Iribarren was a Vice President, Research for Wedbush Morgan Securities, an investment banking and brokerage firm. At Wedbush, where he was employed from May 2000 to February 2002, Mr. Iribarren was responsible for research on the interactive entertainment industry. From 1994 to May 2000, Mr. Iribarren was employed by the Atlantic Richfield Corporation, an oil and gas company, in various finance and planning positions, ultimately serving as Manager, Corporate Finance.

     Martin Spiess has served as the Executive Vice President —International of our wholly-owned subsidiary, Midway Games Limited, since April 2008. Prior to that, Mr. Spiess served Midway Games Limited as its Managing Director-Europe from May 2005 to April 2008. Prior to joining us, from February 2003 to March 2005 he was Senior Vice President of European marketing at Atari, Inc., a video game publisher and distributor. In his role as Senior Vice President of European marketing at Atari, Mr. Spiess was responsible for developing and implementing pan-European marketing strategies.
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
     Joseph A. Califano, Jr. joined our board in 2004. Since 1979, Mr. Califano has served as Chair and President of the National Center on Addiction and Substance Abuse at Columbia University. Mr. Califano is an adjunct professor of public health at Columbia University’s Medical School and School of Public Health, and a member of the Institute of Medicine of the National Academy of Sciences. Mr. Califano is a director of CBS Corporation (“CBS”) and Willis Group Holdings, Ltd. Mr. Califano served on the board of Viacom from 2003 until the split of Viacom and CBS in 2005. Among other distinguished government positions, Mr. Califano served as Secretary, U.S. Department of Health, Education & Welfare from 1977 to 1979 and as President Lyndon Johnson’s chief domestic advisor from 1965 to 1969. Mr. Califano is the author of ten books.
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
     Involvement in Certain Legal Proceedings. Each of the executive officers named above were serving the Company as executive officers on February 12, 2009, the date on which the Company and its U.S. Operating Subsidiaries filed voluntary petitions in the Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (collectively, the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered and the Company and its U.S. Operating Subsidiaries are operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the Chapter 11 Cases.
     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (“Section 16”) requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. In 2007 we granted restricted stock to certain employees including current officers Messrs. Booty, Iribarren and Spiess and Ms. Fulton and former officers David F. Zucker and Steven M. Allison (the “Reporting Officers”). Pursuant to its terms, the restricted stock would vest in the event certain pre-determined performance targets were met, measured on the date of filing our Annual Report on 10-K for the Fiscal Year 2007 (the “2007 10-K”). The Reporting Officers voluntarily reported the grant of the un-vested restricted shares on Forms 4 within two days of the grant. The restricted stock was subsequently forfeited on March 14, 2008, the date of filing of our 2007 10-K, because the pre-determined performance targets were not met. The Forms 4 for each of the Reporting Officers reporting the forfeiture of the restricted shares were therefore due to be filed on March 18, 2008 but were not filed until March 19, 2008. Other than the failure to timely file described herein, based on our review of the copies of reports received by us, or written representations from all reporting persons under Section 16, we believe that during 2008 the filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with and no Form 5 was required for those persons.
     Audit Committee Membership. Our board of directors has a standing Audit Committee, consisting of Messrs. Bartholomay, Califano and Waxman (Chair).
     Audit Committee Financial Expert. The board has determined that Mr. Waxman is a “financial expert” serving on its Audit Committee, and that Mr. Waxman is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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

     Nominating and Corporate Governance Committee. There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors since our Proxy Statement related to the Company’s 2008 Annual Meeting of Stockholders.
Item 11. Executive Compensation.
Summary Compensation Table
     The Summary Compensation Table below sets forth the compensation earned during the year ended December 31, 2008 by our Chief Executive Officers serving during 2008 and the two most highly-compensated executive officers, other than the Chief Executive Officers, serving at the end of the fiscal year ended December 31, 2008 (the “Named Executive Officers”). On March 19, 2008, Mr. Zucker ceased to be our President and Chief Executive Officer. Mr. Zucker remained an employee of Midway until April 19, 2008. Effective March 19, 2008, Mr. Booty was appointed our Interim Chief Executive Officer and President. Mr. Booty served in that role until October 2008 when he was appointed President and Chief Executive Officer.
2008 SUMMARY COMPENSATION TABLE

									Change in
									Pension
									Value and
								Non-Equity	Nonqualified
Name and						Stock	Option	Incentive Plan	Deferred	All Other
Principal Position	Year	Salary($)		Bonus($)		Awards($)(1)	Awards($)(1)	Compensation($)	Earnings($)	Compensation($)		Total($)
Matthew V. Booty	2008	369,554		187,500		—	38,418	—	—	4,878	(2)	600,350
President and Chief	2007	354,950		—		—	26,977	—	—	5,657	(2)	387,584
Executive Officer (PEO)
David F. Zucker	2008	796,372		—		—	—	—	—	4,805	(2)	801,177
Former President and Chief	2007	600,630		—		—	910,158	—	—	8,456	(2)	1,519,244
Executive Officer (former PEO)
Miguel Iribarren	2008	280,189		29,000		—	19,208	—	—	6,786	(2)	335,183
Senior Vice	2007	248,774		—		—	13,613	—	—	6,823	(2)	269,210
President — Publishing
Martin Spiess	2008	363,476	(3)	145,363	(4)	—	71,537	—	26,282 (5)	67,256	(3)(6)	673,914
Executive Vice President — International	2007	360,326	(3)	73,900	(4)	—	60,558	—	—	62,050	(3)(6)	556,834
for Midway Games Limited

(1)	Represents fair value of awards recognized as compensation cost during the year over the respective vesting periods of the awards. See discussion of Midway’s valuation procedures and fair value assumptions for stock option awards at Note 13 to the consolidated financial statements.

(2)	Represents payments made under our Exec-U-Care supplemental health insurance program.

(3)	GBP to USD exchange rate used was the 2008 annual average of 1.85518 for 2008 compensation and the 2007 annual average of 2.00181 for 2007 compensation.

(4)	GBP to USD exchange rate used was the spot rate of 1.4479 as of December 31, 2008 for 2008 compensation and the spot rate of 1.9973 as of December 31, 2007 for 2007 compensation.

(5)	Represents pension contribution paid to National Insurance in Great Britain.

(6)	Represents payments made for car allowance and commute reimbursement.
     The Company has not entered into any employment agreements with the Named Executive Officers other than David F. Zucker, our former President and Chief Executive Officer. Mr. Zucker’s compensation arrangements, including stock option grants and restricted stock awards, are provided for under his employment agreement and stock option agreement, both dated May 6, 2003. The agreement had an initial term of two years expiring May 6, 2005, and automatically renewed thereafter for successive one year periods until terminated on March 19, 2008.
     The Company’s Named Executive Officer compensation packages are composed primarily of base salaries, annual discretionary cash bonuses, stock options and other equity awards, a 401(k) defined contribution plan and other benefits.
Salary
     In 2008 the Compensation Committee approved merit-based increases in the annual base salaries of each of the Named Executive Officers. Mr. Booty’s annual base salary was increased to $372,500, representing an approximate 3.5% increase over his 2007 annual base salary. Mr. Booty’s merit-based increase was not in connection with his role as Interim Chief Executive Officer and President; rather, it was a normal course increase in connection with his then-current position as Senior Vice President — Worldwide Studios. Mr. Iribarren’s annual base salary was increased to $290,000 as a result of the merit-based increase and in connection with his promotion to Senior Vice President-Publishing, representing an approximate 15.1% increase over his 2007 annual base salary. Mr. Spiess’ annual base salary was increased to $377,321, representing an approximate 5.6% increase over his 2007 annual base salary. Mr. Spiess is paid in Great Britain Pounds (GBP) and these amounts represent his compensation in United States Dollars (USD) based on the GBP to USD spot exchange rate of 1.9859 as of March 31, 2008, the date of the increase. Salaries paid to the Named Executive Officers during 2008 are reflected in the Summary Compensation Table.
     In accordance with Mr. Zucker’s employment agreement, he was entitled to receive an amount equal to two times his base salary in effect on the date of termination of employment, which was payable 25% on the date of termination and an additional 25% on each of 121 days, 242 days and 365 days thereafter. Payments made to Mr. Zucker are reflected in the Summary Compensation Table.
Cash Bonus
     On April 4, 2008 the Compensation Committee of the board of directors approved certain cash bonuses payable to Mr. Booty for his service as Interim Chief Executive Officer and President until a permanent Chief Executive Officer and President was appointed. For as long as Mr. Booty served the Company as its Interim Chief Executive Officer and President he was entitled to receive $40,000 per quarter for each of the second and third quarters of 2008 and would receive $20,000 per quarter for each of the fourth quarter of 2008 and the first quarter of 2009. Mr. Booty was appointed President and Chief Executive Officer during the fourth quarter of 2008. In addition, the Compensation Committee approved a set of performance-based bonuses during Mr. Booty’s service to the Company as Interim Chief Executive Officer and President. Mr. Booty was eligible for bonuses if certain video game shipments for specific video game titles on specific video game platforms occurred during the period that Mr. Booty served the Company as Interim Chief Executive Officer and President. The potential bonuses ranged from $20,000 to $50,000 and could total $150,000 if all of the shipment date goals for the specified games were achieved. Actual cash bonus payments to Mr. Booty for service as Interim Chief Executive Officer and President are reflected in the Summary Compensation Table.
     Messrs. Booty and Iribarren were eligible for participation in the Amended and Restated Midway Incentive Plan during 2008. Pursuant to the terms of Mr. Zucker’s employment agreement, he was not entitled to participate in this plan. Mr. Spiess is not entitled to participate in this plan either but is eligible for the non-discretionary bonus described below. The plan offers participants the opportunity to receive bonuses based on a combination of the following factors: (1) a percentage of each participant’s base salary determined by management; (2) the achievement of targets set by management for our financial performance; and (3) management’s evaluation of the degree to which a participant meets individual performance goals. In 2008, a precondition to the payment of a bonus under the Midway Incentive Plan was that the Company achieved profitability (i.e., having net income greater than zero). In view of the fact that the Company was not profitable in 2008, Messrs. Booty and Iribarren were not awarded any bonuses under the plan.
     Mr. Spiess is eligible for a bonus based on (a) that portion of the Company’s net revenues for 2008 attributed to the sale of products in territories other than North America, South America, United States territories and possessions and military bases, and east Asia plus (b) that portion of the Company’s net revenues for 2008 attributed to the sale of video game products for platforms other than mobile telephones, PDAs and the like, in territories other than North and South America, U.S. territories and possessions and military bases, and east Asia by third parties under license from the Company or its affiliates. Mr. Spiess’ bonus is calculated by multiplying his annual salary during 2008 (without deduction of tax or National Insurance Contributions and excluding bonus awards, amounts related to the exercise of stock options or the sale of restricted stock, contributions to employee benefit plans, commissions, tax “gross-ups” on commuting expenses, and any other benefits to which he may be entitled) by a pre-determined percentage based on meeting certain net sales thresholds. The pre-determined percentages range from 0% to up to 40% of Mr. Spiess’ 2008 annual salary. Payments made to Mr. Spiess under this bonus plan are reflected in the Summary Compensation Table.
     In December 2008 the board of directors awarded a holiday cash bonus to Messrs. Booty, Iribarren and Spiess equal to 10% of their respective salaries. This bonus was paid in January 2009 and is reflected in the Summary Compensation Table.
Equity Awards
     There were no equity awards granted to the Named Executive Officers in 2008.
     In 2007, we granted shares of performance-based restricted stock to the Named Executive Officers. The restricted stock was issued under the 2005 Long Term Incentive Plan (the “2005 Plan”) and was granted to the Named Executive Officers as an incentive to achieve a pre-determined profitability target based on our operating income for the year ending December 31, 2008. The restricted stock was restricted as to transfer until the date we filed our 2007 10-K with the Securities and Exchange Commission (the “Release Date”). A precondition to the lapse of restrictions on this performance-based restricted stock was that the Company achieve profitability (i.e., having net income greater than zero) for the fiscal year ending December 31, 2008. The Company did not achieve profitability in the fiscal year ending December 31, 2008 and the restricted stock was forfeited on the Release Date.

Perquisites and Other Benefits
     Neither the Named Executive Officers nor the Company’s employees are entitled to participate in any pension arrangements or receive any post-retirement health coverage or similar benefits except as described herein for Mr. Spiess’ National Insurance contributions. The Named Executive Officers are entitled to participate in the Company’s 401(k) defined contribution plan but do not receive matching contributions from the Company.
     Messrs. Booty and Iribarren and their dependants are entitled to participate in the Company’s Exec-U-Care supplemental health insurance program, which provides reimbursement for out-of-pocket medically necessary expenses not covered under the Company’s standard health insurance coverage. Exec-U-Care reimbursement is subject to annual limits for the same or related diagnoses and a lifetime maximum of $250,000 per person. Mr. Zucker was entitled to participate in the Company’s Exec-U-Care supplemental health insurance program until his departure from the Company. The Company ceased offering Exec-U-Care to its newly-hired officers in February 2003; consequently, Mr. Spiess, who became an executive officer in June 2007, is not eligible to participate in Exec-U-Care.
     Mr. Spiess is required to travel frequently in the conduct of his duties to Midway Games Limited and is therefore entitled to a car allowance of 1,000 GBP per month, which is the equivalent of $1,855.18 per month, based on the 2008 annual average GBP to USD exchange rate of 1.85518. Mr. Spiess is also entitled to receive reimbursement of reasonable air travel and lodging expenses (less any deductions for tax and national insurance, if applicable) related to the commute from his home in Germany to the Midway Games Limited office in London, England.
Grants Of Plan-Based Awards
     During the year ended December 31, 2008, no plan-based awards were given to the Named Executive Officers.
Outstanding Equity Awards At Fiscal Year-End
     The Outstanding Equity Awards at Fiscal Year-End Table below sets forth all outstanding equity awards at December 31, 2008 for our Named Executive Officers.
2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

						Stock Awards
								Equity
	Option Awards							Incentive	Equity
			Equity					Plan	Incentive Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)(1)
Matthew V. Booty	50,000	—	—	9.89	6/4/2012	—	—	50,000 (3)	9,500
	50,000	—	—	2.35	8/12/2013	—	—	—	—
	1,125	—	—	6.50	10/31/2010	—	—	—	—
	12,500	37,500 (2)	—	5.90	8/19/2017	—	—	—	—
David F. Zucker	—	—	—	—	—	—	—	—	—
Miguel Iribarren	30,000	—	—	2.35	8/12/2013	—	—	35,000 (3)	6,650
	35,000	—	—	10.78	2/13/2012	—	—	—	—
	6,250	18,750 (2)	—	5.90	8/19/2017	—	—	—	—
Martin Spiess	30,000	10,000 (4)	—	9.25	6/2/2015	—	—	35,000 (3)	6,650
	6,250	18,750 (2)	—	5.90	8/19/2017	—	—	—	—

(1)	Based on the closing price of our common stock on the NYSE on December 31, 2008, which was $0.19 per share.

(2)	During August 2007, the Company granted shares of incentive stock options under the 2005 Plan to our Named Executive Officers. Up to 25% of the grant is currently exercisable, up to 50% of the grant is exercisable on August 20, 2009, up to 75% of the grant is exercisable on August 20, 2010 and up to 100% of the grant is exercisable on August 20, 2011.

(3)	During August 2007, the Company granted restricted shares under the 2005 Plan to our Named Executive Officers. The restricted stock was restricted as to transfer until the Release Date, April 6, 2009. A precondition to the lapse of restrictions on this performance-based restricted stock was that the Company achieve profitability (i.e., having net income greater than zero) for the fiscal year ending December 31, 2008. The Company did not achieve profitability in the fiscal year ending December 31, 2008 and the restricted stock was therefore forfeited on the Release Date.

(4)	Up to 75% of the grant is currently exercisable and up to 100% of the grant is exercisable on June 3, 2009.
     In accordance with Mr. Zucker’s stock option agreement with the Company, any of his remaining vested stock options were cancelled three months following his termination if not exercised. Prior to their cancellation all of Mr. Zucker’s stock options were fully vested and 1,774,671 stock options remained outstanding and exercisable. Mr. Zucker also forfeited 80,000 unvested performance-based restricted shares granted under the 2005 Plan as a result of his termination. No shares remain outstanding for Mr. Zucker at December 31, 2008.
Potential Payments Upon Termination or Change-In-Control
     Each of the Named Executive Officers, other than Mr. Zucker, is an employee-at-will and as such does not have an employment agreement with us. Mr. Zucker’s employment agreement was terminated in 2008 and is described more fully under “Summary Compensation Table” and below under “Termination and Change of Control Arrangements”. We do not provide pension arrangements, post-retirement health coverage, nonqualified deferred compensation, or other post-employment benefits to our Named Executive Officers, except in connection with the termination and change of control arrangements in Mr. Zucker’s employment agreement and as described below under “Termination and Change of Control Arrangements”.
Termination and Change of Control Arrangements
Mr. Booty
     On March 19, 2008, we entered into a letter agreement with Mr. Booty which provides that if within five (5) years after the date of the letter agreement the Company terminates Mr. Booty’s employment without cause, then he will be entitled to a severance amount equal to twelve (12) months’ salary following termination of his employment with the Company. Any such severance amount would be based upon Mr. Booty’s base annual salary upon the date of termination and would be paid in normal payroll intervals. In addition, provided Mr. Booty properly elects continuation of health insurance coverage under and pursuant to COBRA, the Company will pay the premium on his behalf for standard employee medical (including dental and vision plans in which he is enrolled) coverage, as well as continue his Exec-U-Care coverage, during the period of such severance payments or until he is re-employed elsewhere, whichever is earlier. Such severance, premium payments and coverage continuation would be in full satisfaction and release of any and all claims that Mr. Booty may have relating to or associated with his employment with the Company or its affiliates. In the event of such a termination of Mr. Booty’s employment without cause, his ability to exercise options to purchase the Company’s common stock, to the extent vested as of the termination date, would be governed by the terms of stock option plan, program and/or agreement under which such options were issued.
Mr. Zucker
     Pursuant to Mr. Zucker’s employment agreement, when the Company terminated Mr. Zucker’s employment other than for cause:
•	The Company was required to pay Mr. Zucker, within 30 days after the date of termination, his base salary in effect at the date of termination through the date of termination; and

•	Within 30 days after the Company publicly announced its audited results for the year 2008, the year in which the date of termination occurred, the product of:
o	The annual bonus, if any, earned by Mr. Zucker under his employment agreement as if Mr. Zucker had remained employed for the entire year; and

o	A fraction, the numerator of which is the number of days in the applicable year, through the date of termination, and the denominator of which is 365, less any payments previously made to Mr. Zucker in respect of the annual bonus; and
•	Whether or not Mr. Zucker seeks or accepts other employment, the Company shall pay to Mr. Zucker an amount equal to two times his base salary in effect on the date of termination, which shall be payable 25% on the date of termination, and an additional 25% on each of 121 days, 242 days and 365 after the date of termination.
     For purposes of Mr. Zucker’s employment agreement, “cause” means:
•	conviction of a felony, or any other crime involving fraud, dishonesty or breach of trust relating to the Company or Mr. Zucker’s employment;

•	failure and refusal to follow a reasonable direction of the board of directors of the Company after notice in writing of such failure or refusal and a cure period of ten days after the notice in writing;

•	commission of any dishonest or grossly negligent act which has or is reasonably likely to have a material adverse effect on the Company or its customer or trade relationships provided that such act was not taken with the approval of the board of directors of the Company; or

•	a breach by Mr. Zucker of any material provision of his employment agreement, after the Company has provided him with notice in writing and a cure period of ten days.
     A “change of control” would have occurred if, at any time during Mr. Zucker’s employment under his employment agreement, or within three months following the Company’s termination of Mr. Zucker without cause or the resignation of Mr. Zucker for good reason pursuant to any of the first three bullet points under “good reason”, both of the following occurred:
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
     If a change of control occurred and Mr. Zucker gave written notice to the Company within 60 days after such change of control of his election to terminate his employment under his employment agreement, the Company would have been required to pay Mr. Zucker within 15 days after Mr. Zucker’s delivery of such notice, as severance pay and liquidated damages, in lieu of any other rights or remedies which might otherwise be available to Mr. Zucker under his employment agreement (including any right to assert a termination for good reason), and without mitigation of any kind or amount, whether or not Mr. Zucker sought or accepted other employment, a lump sum payment equal in amount to:
•	the sum of:
° one year’s base annual salary then in effect; and

° the bonus payable to Mr. Zucker, if any, for the year immediately prior to the change of control,
•	multiplied by 2.99.
     The change of control payments would be reduced by any payments made by the Company to Mr. Zucker prior to the date of the change of control if the Company terminated Mr. Zucker’s employment other than for cause, death or permanent disability, including by notifying Mr. Zucker that his employment would end at the expiration of any renewal period of his employment agreement, or Mr. Zucker resigned for good reason, and the Company is obligated to pay to Mr. Zucker an amount equal to two times his base salary in effect on the date of termination. In addition, all unexpired options to purchase securities of the Company or restricted securities granted to Mr. Zucker before the change of control would, if unvested, vest fully on the date of the change of control, notwithstanding any vesting provisions of such options. Any change of control payment would be paid in full, without discount to present value.
     In addition, if any change of control payment by the Company to Mr. Zucker was determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Zucker would be entitled to receive an additional payment in an amount such that the net amount retained by Mr. Zucker, after the calculation and deduction of any excise tax, shall be equal to the change of control payment less any federal, state and local income taxes. This additional payment would be reduced by income or excise tax withholding payments made by the Company to any federal, state or local taxing authority with respect to the additional payment that was not deducted from compensation payable to Mr. Zucker.
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
     Payments made to Mr. Zucker under his employment agreement are reflected in the Summary Compensation Table.
Mr. Iribarren
     Pursuant to the change of control agreement with Mr. Iribarren, if a change of control occurs:
•	within five years of April 8, 2008; and

•	within two years after the change of control a “terminating condition” occurs, then Mr. Iribarren shall be entitled to a severance amount equal to 12 months salary following his termination.
     For purposes of the change of control agreement with Mr. Iribarren, a change of control occurs when individuals who constituted the Company’s board of directors at April 8, 2008, or who have been recommended for election to the board by two-thirds of the board consisting of individuals who are members of the board at April 8, 2008 or such recommended successors, cease for any reason to constitute at least a majority of such board.
     Further, a “terminating condition” occurs when either:
•	the employment of Mr. Iribarren is terminated by the Company without cause;

•	Mr. Iribarren gives Midway a written resignation from his employment after, without his consent, the business facility at which he is required to perform his duties to the Company is relocated more than 50 miles from the business location at which he is performing his duties to Midway; or

•	Mr. Iribarren gives the Company a written resignation from his employment after, without his consent, either he is placed in a position with the Company of lesser stature than his present position with the Company or he is assigned duties with the Company inconsistent with such position or duties which, if performed, would result in a significant change in the nature or scope of powers, authority, functions or duties inherent in such position on April 8, 2008 or Mr. Iribarren is assigned by the Company performance requirements and working conditions which are a variance with the performance requirements and working conditions in effect on April 8, 2008, provided that such assigned duties, performance requirements and/or working conditions are not associated with his achieving a position of greater stature, authority and/or responsibility than his present position with the Company.
Mr. Spiess
     Midway Games Limited, a wholly-owned subsidiary of the Company, agreed that if Midway Games Limited terminates his employment without cause he will be entitled to a severance payment equal to nine (9) months’ salary following his termination (this payment would be in addition to the three (3) months’ notice of termination (or pay in lieu of notice) to which Mr. Spiess is otherwise entitled). Any such severance amount would be based upon Mr. Spiess’ base annual salary upon the date of termination and would be paid in normal payroll intervals. The payment is designed to compensate Mr. Spiess if Midway Games Limited terminates him for convenience or without cause to do so. The amount of payment was determined in accordance with the Company’s determination of what would be a customary separation payment in the industry for an individual at Mr. Spiess’ level.

Non-Employee Director Compensation Table
     On December 31, 2008 the Company’s board of directors was comprised solely of non-employee directors who receive a combination of cash payment, equity-based compensation and benefits as shown in the table below for the year ended December 31, 2008. No equity based compensation was granted to the board of directors in 2008.
DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
					Nonqualified
		Stock		Non-Equity	Deferred
	Fees Earned or	Awards		Incentive Plan	Compensation	All Other
Name	Paid in Cash ($)	($)	Option Awards ($)(1)	Compensation ($)	Earnings	Compensation ($)(2)	Total ($)
William C. Bartholomay	227,000	—	15,528	—	—	—	242,528
Peter C. Brown(3)	235,413	—	15,528	—	—	—	250,941
Joseph A. Califano, Jr.	245,500	—	15,528	—	—	—	261,028
Shari E. Redstone(4)	333,158	—	15,528	—	—	—	348,686
Robert J. Steele(5)	130,859	—	15,528	—	—	—	146,387
Robert N. Waxman	239,143	—	15,528	—	—	9,029	263,700

(1)	Represents fair value of awards recognized as compensation cost during the year over the respective vesting periods of the awards. See discussion of Midway’s valuation procedures and fair value assumptions for stock option awards at Note 13 to the consolidated financial statements. There were no grants of option awards to the Directors in 2008, however, Messrs. Bartholomay, Brown, Califano, Steele and Waxman and Ms. Redstone each had 73,613, 12,000, 12,000, 12,000, 29,000 and 12,000 shares of common stock underlying options outstanding, respectively, all of which were exercisable at December 31, 2008.

(2)	Represents payments made under our Exec-U-Care supplemental health insurance program.

(3)	Mr. Brown resigned as a director of the Company effective January 29, 2009.

(4)	Ms. Redstone resigned as a director of the Company effective November 4, 2008.

(5)	Mr. Steele resigned as a director of the Company effective December 1, 2008.
     In 2008, the Company paid a fee of $60,000 per year to each of the non-employee directors, except the Chairman. In March 2008 the board of directors approved an increase in Shari E. Redstone’s annual compensation for serving as chairperson from $60,000 per year to $300,000 per year, retroactive to December 19, 2007, the date Ms. Redstone assumed the role of chairperson of the board of directors. Upon Ms. Redstone’s resignation, Peter C. Brown was appointed Chairman and the board of directors approved an increase of $75,000 in addition to his annual $60,000 fee as compensation for serving as Chairman. Mr. Booty, the current Chairman, does not receive a fee for membership on the board. A director who serves as the Chair of the Nominating and Corporate Governance Committee of the board receives a fee of $7,500 per year for his or her services in that capacity, and each other member of that Committee receives an additional fee of $5,000 per year. The Company paid the Chair of the Compensation Committee an additional fee of $17,500 per year, reduced to $5,000 per year in March 2008, and each other member of that Committee receives an additional fee of $1,000 per year which was increased to $5,000 per year in March 2008. A director who serves as the Chair of the Audit Committee of the board receives a further fee of $20,000 per year for his or her services in that capacity, and each other member of that committee receives an additional fee of $15,000 per year. The Special Committee of the Board of Directors was formed in 2008 and each member received a fee of $25,000. During the course of 2008 the Special Committee of the Board of Directors was dissolved and subsequently re-constituted at which time each member earned an additional fee of $25,000. A director who served as the Chair of the Special Committee of Independent Directors received a fee of $2,500 per year for his or her services in that capacity, and each other member of the Committee received an additional fee of $1,000 per year. In November 2008 the Special Committee of Independent Directors was dissolved.
     In addition to the annual fee for serving as a director or on a particular committee each director receives a per-meeting fee of $1,000 for attending a committee meeting and $2,000 for attending a meeting of the board of directors.
     In March 2008, in recognition of the assumption of additional duties taken on by directors during the course of the negotiation of the NAI Agreements (as defined below), the board of directors approved a one-time cash bonus for each of the directors in the amount of $50,000.
     Our directors who are not also directors of WMS are eligible to receive reimbursement for health insurance costs under our Exec-U-Care supplemental health care insurance program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
     The following table sets forth information as of April 20, 2009, about persons which, to our knowledge, beneficially own more than 5% of the outstanding shares of our common stock:

	Number of Shares of
	Common Stock	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(1)	Common Stock(2)
Acquisition Holdings Subsidiary I LLC	80,339,266	87.1%
c/o Kramer Levin Naftalis & Frankel LLP
1177 Avenue of the Americas
New York, NY 10036
Attention: Peter Abruzzese
MT Acquisition Holdings LLC	80,339,266	87.1%
c/o Kramer Levin Naftalis & Frankel LLP
1177 Avenue of the Americas
New York, NY 10036
Attention: Peter Abruzzese
Mark Thomas	80,339,266	87.1%
c/o Kramer Levin Naftalis & Frankel LLP
1177 Avenue of the Americas
New York, NY 10036
Attention: Peter Abruzzese

(1)	Based upon a Schedule 13D filed with the SEC on December 5, 2008, Acquisition Holdings Subsidiary I LLC (“AHS”) reported direct ownership of 80,339,266 shares of common stock. As a result of MT Acquisition Holdings LLC’s (“MTAH”) control of AHS, as AHS’ sole member, and Mark Thomas’ control of MTAH, as MTAH’s sole member, each of MTAH and Mr. Thomas are deemed beneficial owners of the shares.

(2)	Percentage calculations are based on 92,254,925 shares outstanding on April 20, 2009 excluding treasury shares.
Security Ownership of Management
     The following table sets forth, as of April 20, 2009 information about the beneficial ownership of our common stock by each of our directors and our named executive officers and by all of our directors and executive officers as a group:

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name of Beneficial Owner	Beneficially Owned(1)		Common Stock(1)
William C. Bartholomay	118,983	(2)	*
Matthew V. Booty	113,625	(3)	*
Joseph A. Califano, Jr.	22,000	(4)	*
Miguel Iribarren	71,250	(5)	*
Martin Spiess	46,250	(6)	*
Robert N. Waxman	29,000	(7)	*
David F. Zucker	—	(8)	—
Directors and Executive Officers as a Group (9 persons)	438,528	(9)	*

*	Less than 1%

(1)	Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations are based on 92,254,925 shares outstanding on April 20, 2009, excluding treasury shares. No shares have been pledged as security by our directors or executive officers.

(2)	Includes 73,613 shares of common stock underlying stock options.

(3)	Includes 113,625 shares of common stock underlying stock options.

(4)	Includes 12,000 shares of common stock underlying stock options.

(5)	Includes 71,250 shares of common stock underlying stock options.

(6)	Includes 46,250 shares of common stock underlying stock options.

(7)	Includes 29,000 shares of common stock underlying stock options.

(8)	Mr. Zucker ceased service as our employee in April 2008 therefore no information is provided above because we do not have access to information regarding his share ownership.

(9)	Includes an aggregate of 371,988 shares of common stock underlying stock options.
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
     The 2005 Plan contains certain restrictions, including non-compete, non-solicitation and non-disclosure provisions that govern the behavior of participants, other than non-employee directors, during their employment with us and for 12 months after termination of their employment. Compliance with these restrictions is a pre-condition to a participant’s right to realize and retain any gain from awards under the plan. In the event that a participant fails to comply with these restrictions, we have the right to recover all gains derived from plan-based awards realized by that participant at any time after the date six months prior to the forfeiture event or, after termination of employment, six months prior to the participant’s termination of employment, and to cancel any outstanding awards. Our Compensation Committee has discretion to waive or modify our right to forfeiture, or to include additional forfeiture provisions in the agreement governing any plan award.
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

     The following is a summary of additional information about securities authorized for issuance under our equity compensation plans as of December 31, 2008:
EQUITY COMPENSATION PLAN INFORMATION

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average Exercise	Future Issuance Under Equity
	be Issued upon Exercise	Price of Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column (a))
Equity compensation plans approved by Stockholders	2,695,425 (1)	$9.24	1,899,253

(1)	Total excludes the 335,000 performance-based restricted shares granted to management that are outstanding at December 31, 2008. See Note 13 to our consolidated financial statements for details.
     The average exercise price of outstanding options, at April 20, 2009, was approximately $7.83 per share.
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
     “Controlled Company” Exemptions. Until February 12, 2009 our common stock was listed for trading on the New York Stock Exchange. The listing standards of the New York Stock Exchange impose requirements on the board of directors and committees of listed issuers that include, among others, the following requirements:
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
     The New York Stock Exchange permits “controlled companies” to take advantage of exemptions from the above three requirements. For these purposes, a controlled company is a company of which more than 50% of the voting power is held by an individual, a group or another company. Since Mr. Redstone’s beneficial ownership of our common stock exceeded 50% and subsequently AHS’ ownership of our common stock exceeds 50%, we are a controlled company. However, we are no longer subject to the listing standards of the New York Stock Exchange and prior to our delisting our board of directors determined that we would not elect to take advantage of any of the above exemptions from the New York Stock Exchange listing standards.
     Director Independence. It has been our policy, and when applicable to us, a requirement of the listing standards of the New York Stock Exchange, that a majority of the members of our board must qualify as “independent” directors who have no material relationship with us, other than serving as a director. Our board has adopted categorical standards to assist it in making independence determinations, as permitted by New York Stock Exchange rules. Under these standards, no director can qualify as independent unless the board determines that the director has no material relationship with us directly or as an officer, shareholder or partner of an organization that has a relationship with us, and:
•	The director is not and has not been our employee for at least three years, and no member of the director’s immediate family is or has been our executive officer for at least three years;

•	The director has not received, and no member of his immediate family has received during any 12-month period in the last three years, more than $100,000 per year in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	Neither the director nor any member of his immediate family (i) is a partner or employee of a firm that is our internal or external auditor or (ii) was, within the last three years, a partner or employee of such a firm and personally worked on our audit within that time;

•	Neither the director nor any member of his immediate family has been employed within the last three years as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; and

•	A director is not an executive officer or an employee, and no member of his immediate family is an executive officer, of a company that in any of the last three fiscal years has made payments to, or received payments from, us for property or services in an amount which, in any such single fiscal year, exceeded the greater of $1 million, or 2% of such other company’s consolidated gross revenues.
     Our board has determined that the following members of our board of directors are independent within the meaning of the New York Stock Exchange Listing Standards and our categorical standards: William C. Bartholomay, Joseph A. Califano, Jr. and Robert N. Waxman.
Other Transactions
     Our board considered the following transactions with respect to its independence determinations.
Transactions with National Amusements Inc.
          Sumner M. Redstone, our controlling shareholder until November 28, 2008, is Chairman of the board and Chief Executive Officer of National Amusements Inc. (“NAI”). In addition, two former members of our board of directors also serve as directors or executives for NAI. Shari E. Redstone (Mr. Redstone’s daughter), who served as the Chair of our board of directors until her resignation in November 2008, currently serves as President and a director of NAI and Robert J. Steele, who served as a member of our board of directors until his resignation in December 2008, serves as Vice President — Strategy and Corporate Development of NAI.
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
          On November 28, 2008, each of Mr. Sumner M. Redstone, NAI, and Sumco, Inc., which is owned jointly by both NAI and Mr. Redstone (collectively, the “Sellers”) entered into a Stock Purchase Agreement with AHS, pursuant to which the Sellers sold to AHS, and AHS purchased from the Sellers, all of the shares of common stock, $0.01 par value (the “Common Shares”) of the Company beneficially owned by the Sellers immediately prior to such sale, representing, collectively, approximately 87.2% of the total issued and outstanding Common Shares of Midway at the time of the transaction.
          Concurrently with the execution of the Stock Purchase Agreement, NAI and AHS entered into a Participation Agreement, pursuant to which NAI granted to AHS, and AHS acquired from NAI, (i) an undivided interest and participation in certain of the loans and advances made by NAI, whether before or after the date of the Participation Agreement, pursuant to the Loan and Security Agreement and the Unsecured Loan Agreement and (ii) all of NAI’s right, title and interest in, to and under the Loan and Security Agreement and the Unsecured Loan Agreement including guarantees, collateral, pledges, distributions, claims and causes of actions against the borrowers thereunder, all on the terms and conditions set forth in the Participation Agreement. The consideration paid by AHS for the interests acquired under the Stock Purchase Agreement and the Participation Agreement was $100,000.
          On February 12, 2009, Midway and its U.S. subsidiaries filed the Chapter 11 Cases. The filing of the Chapter 11 Cases constituted an event of default under the NAI Agreements. Under the terms of the NAI Agreements, upon an event of default the lenders have the option to declare all amounts outstanding immediately due and payable.
          On September 15, 2008, two of the Company’s wholly-owned subsidiaries, Midway Home Entertainment Inc. (“MHE”) and Midway Amusement Games, LLC (“MAG”), entered into a Factoring Agreement (the “Factoring Agreement”) with NAI. Pursuant to the Factoring Agreement, NAI purchased from MHE certain of MHE’s accounts receivable invoices. MHE sold such accounts receivable invoices to NAI on an as-needed basis for the purpose of creating sufficient cash flow for working capital to finance inventory and fund operations related to the Company’s product offerings in the fourth quarter of 2008. The period during which MHE sold accounts receivable invoices under the Factoring Agreement expired on December 31, 2008. MHE was not required to sell any accounts receivable invoices but subject to certain eligibility criteria and certain other conditions precedent, NAI was committed to purchase accounts receivable invoices by paying purchase prices in an aggregate not to exceed $40,000,000, provided that availability under the commitment was replenished to the extent NAI receives collections of accounts receivable invoices it had previously purchased
          Under the Factoring Agreement, MHE submitted accounts receivable invoices to be purchased by NAI, and NAI paid to MHE a purchase price equal to the face amount of such purchased accounts receivable invoices minus an amount for dilution, a factoring fee, and an interest component. As servicing agent, MAG received a servicing fee of 0.15% on the gross invoice amount of each accounts receivable invoice purchased.
          During 2008, MHE sold receivables in the amount of $47,552,000 (net of $14,972,000 of dilution) to NAI under the Factoring Agreement, recorded $308,000 and $189,000 of factoring fees and interest expense, respectively, and received $94,000 of servicing fees.
Transactions with Viacom and Affiliates
          As noted above, Sumner M. Redstone is Chairman of the board and Chief Executive Officer of NAI, Ms. Redstone currently serves as President and a director of NAI and Mr. Steele serves as Vice President — Strategy and Corporate Development of NAI. NAI is the parent company of both Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”), a company spun off from Viacom late in 2005. Mr. Redstone serves as Chairman of the board for both Viacom and CBS and Ms. Redstone serves as Vice Chair of the board for both Viacom and CBS. Also, Joseph A. Califano, Jr., a member of our board of directors, serves as a director of CBS. Mr. Califano also served as a director of Viacom from 2003 until the split of Viacom and CBS in 2005.
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
Item 14. Principal Accounting Fees and Services.
     Ernst & Young LLP served as our independent auditors for 2008 and 2007. Aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of 2008 and 2007 and for other professional services billed in 2008 and 2007, were as follows:

	Years Ended
	December 31,
	2008	2007
Audit Fees(1)	$761,403	$887,000
Audit-Related Fees(2)	24,000	22,000
Tax Fees	—	—
All Other Fees	—	—

Total	$785,403	$909,000

(1)	Comprised of the audit of our annual consolidated financial statements, internal control attestation services required to comply with the requirements of the Sarbanes-Oxley Act, review of financial statements included in our Form 10-Qs and other services provided by the accountant in connection with statutory and regulatory filings.

(2)	Comprised of 401(k) audit procedures and various other services.
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
Percentage of Services Approved Under S-X Rule 2-01(c)(7)(i)(C)
     None.
PART IV
Item 15. Exhibits and Financial Statement Schedule.
          (3) Exhibits.

Exhibit
No	Description
10.60*	Midway Games Inc. Memorandum to Miguel Iribarren Regarding Terms of Employment dated April 8, 2008.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2009.

MIDWAY GAMES INC.
By:	/s/ MATTHEW V. BOOTY
Matthew V. Booty
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit
No	Description
10.60*	Midway Games Inc. Memorandum to Miguel Iribarren Regarding Terms of Employment dated April 8, 2008.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.